Form 10-Q
period 2002-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2002-06-17
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002*

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-75984

INSIGHT HEALTH SERVICES HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

Delaware	04-3570028
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4400 MacArthur Blvd., Suite 800, Newport Beach, CA	92660
(Address of principal executive offices)	(Zip code)

(949) 476-0733
(Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,468,764  shares of Common Stock as of May 10, 2002.

The number of pages in this Form 10-Q is 36.

* THIS FORM 10-Q DOES NOT AMEND OR OTHERWISE MODIFY THE FORM 10-Q FILED WITH THE SEC ON MAY 14, 2002.  THIS FORM 10-Q HAS BEEN REFILED BECAUSE THE FORM 10-Q FILED WITH THE SEC ON MAY 14, 2002 BY THE REGISTRANT INADVERTENTLY USED THE FILING CODES OF THE REGISTRANT'S SUBSIDIARY, INSIGHT HEALTH SERVICES CORP. AND THEREFORE INCORRECTLY APPEARED ON THE SEC'S FILING WEBSITE UNDER INSIGHT HEALTH SERVICES CORP.

THE SOLE PURPOSE OF THIS FILING IS TO ENSURE THAT THIS FORM 10-Q IS IN THE SEC'S FILING WEBSITE UNDER THE REGISTRANT, INSIGHT HEALTH SERVICES HOLDINGS CORP.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2002 and June 30, 2001 (unaudited)

Condensed Consolidated Statements of Operations for the nine months ended March 31, 2002, the period from July 1, 2001 through October 17, 2001, and the nine months ended March 31, 2001 (unaudited)

Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001 (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity for the period from July 1, 2001 through October 17, 2001, and the nine months ended March 31, 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002, the period from July 1, 2001 through October 17, the 2001, and nine months ended March 31, 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements

In accordance with SEC Rule 3-10 of Regulation S-X, the condensed consolidated financial statements of InSight Health Services Holdings Corp. (the “Company”) are included herein and separate financial statements of InSight Health Services Corp. (“InSight”), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 12 to the Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II.	OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Company	Predecessor
	March 31,	June 30,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,686	$23,254
Trade accounts receivables, net	44,115	43,355
Other current assets	10,721	8,379
Total current assets	85,522	74,988

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $14,968 and $87,964, respectively	156,113	148,255

INVESTMENTS IN PARTNERSHIPS	2,009	1,783
OTHER ASSETS	21,047	6,828
OTHER INTANGIBLE ASSETS, net	18,860	-
GOODWILL, net	215,928	89,202
	$499,479	$321,056
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of equipment, capital leases and other notes	$3,235	$33,862
Accounts payable and other accrued expenses	33,293	24,335
Total current liabilities	36,528	58,197

LONG-TERM LIABILITIES:
Equipment, capital leases and other notes, less current portion	375,723	194,391
Other long-term liabilities	3,365	2,997
Total long-term liabilities	379,088	197,388

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, 3,500,000 shares authorized:
Convertible Series B preferred stock, 25,000 shares outstanding at June 30, 2001	-	23,923
Convertible Series C preferred stock, 27,953 shares outstanding at June 30, 2001	-	13,173
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,764 shares issued and outstanding at March 31, 2002	5	-
Common stock, $.001 par value, 25,000,000 shares authorized, 3,011,656 shares issued and outstanding at June 30, 2001	-	3
Additional paid-in capital	87,586	23,926
Accumulated other comprehensive income	324	-
Retained earnings (accumulated deficit)	(4,052)	4,446
Total stockholders' equity	83,863	65,471
	$499,479	$321,056

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Company	Predecessor	Predecessor
	Nine Months	Period from	Nine Months
	Ended	July 1 to	Ended
	March 31,	October 17,	March 31,
	2002	2001	2001
REVENUES:
Contract services	$47,986	$29,767	$78,191
Patient services	50,456	33,693	79,173
Other	195	218	465
Total revenues	98,637	63,678	157,829

COSTS OF OPERATIONS:
Costs of services	52,468	32,197	81,864
Provision for doubtful accounts	1,679	1,110	2,659
Equipment leases	3,374	2,557	6,582
Depreciation and amortization	16,857	9,823	30,907
Total costs of operations	74,378	45,687	122,012

Gross profit	24,259	17,991	35,817

CORPORATE OPERATING EXPENSES	4,856	3,184	7,981

Income from company operations	19,403	14,807	27,836

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	264	382	713

ACQUISITION RELATED COMPENSATION CHARGE	-	(15,616)	-

Operating income (loss)	19,667	(427)	28,549

INTEREST EXPENSE, net	16,341	6,321	17,672

Income (loss) before income taxes and extraordinary item	3,326	(6,748)	10,877

PROVISION (BENEFIT) FOR INCOME TAXES	1,330	(2,100)	1,381

Income (loss) before extraordinary item	1,996	(4,648)	9,496

EXTRAORDINARY ITEM - Loss on debt extinguishment, net of taxes	(6,048)	-	-

Net income (loss)	$(4,052)	$(4,648)	$9,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands)

	Company	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2002	2001
REVENUES:
Contract services	$26,926	$26,023
Patient services	28,510	27,670
Other	90	122
Total revenues	55,526	53,815

COSTS OF OPERATIONS:
Costs of services	29,319	28,218
Provision for doubtful accounts	949	987
Equipment leases	1,873	1,945
Depreciation and amortization	9,034	9,971
Total costs of operations	41,175	41,121

Gross profit	14,351	12,694

CORPORATE OPERATING EXPENSES	2,727	2,704

Income from company operations	11,624	9,990

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	154	288

Operating income	11,778	10,278

INTEREST EXPENSE, net	8,651	5,765

Income before income taxes and extraordinary item	3,127	4,513

PROVISION FOR INCOME TAXES	1,330	745

Income before extraordinary item	1,797	3,768

EXTRAORDINARY ITEM - Loss on debt extinguishment, net of taxes	1,330	-

Net income	$3,127	$3,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

(Amounts in thousands, except share data)

	Preferred Stock								Additional	Other	Retained
	Series B		Series C		Series D		Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Total
Predecessor
BALANCE AT JUNE 30, 2001	25,000	$23,923	27,953	$13,173	-	$-	3,011,656	$3	$23,926	$-	$4,446	$65,471
Stock options and warrants exercised	-	-	-	-	-	-	13,911	-	145	-	-	145
Conversion of Series B and Series C to Series D Preferred Stock	(25,000)	(23,923)	(27,953)	(13,173)	632,266	37,096	-	-	-	-	-	-
Conversion of Series D Preferred Stock to common stock	-	-	-	-	(632,266)	(37,096)	6,323,660	62	37,034	-	-	-
Acquisition related compensation charge	-	-	-	-	-	-	-		15,616	-	-	15,616
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(682)	-	(682)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,648)	(4,648)
BALANCE AT OCTOBER 17, 2001	-	$-	-	$-	-	$-	9,349,227	$65	$76,721	$(682)	$(202)	$75,902

									Additional	Other
							Common Stock		Paid-In	Comprehensive	Accumulated
							Shares	Amount	Capital	Income	Deficit	Total
Company
BALANCE AT JUNE 30, 2001							-	$-	$-	$-	$-	$-
Sale of common stock, net of equity issuance costs							5,461,402	5	85,758	-	-	85,763
Issuance of common stock							7,362	-	133	-	-	133
Issuance of stock options							-	-	1,695	-	-	1,695
Other comprehensive income							-	-	-	324	-	324
Net loss							-	-	-	-	(4,052)	(4,052)
BALANCE AT MARCH 31, 2002							5,468,764	$5	$87,586	$324	$(4,052)	$83,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Company	Predecessor	Predecessor
	Nine Months	Period from	Nine Months
	Ended	July 1 to	Ended
	March 31,	October 17,	March 31,
	2002	2001	2001
OPERATING ACTIVITIES:
Net income (loss)	$(4,052)	$(4,648)	$9,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary loss on debt extinguishment	6,048	-	-
Acquisition related compensation charge	-	15,616	-
Depreciation and amortization	16,857	9,823	30,907
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	1,618	(2,378)	(4,047)
Other current assets	(2,075)	(3,616)	941
Accounts payable and other accrued expenses	7,943	23	2,015
Net cash provided by operating activities	26,339	14,820	39,312

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	-	-
Cash acquired in the Acquisition	8,429	-	-
Additions to property and equipment	(17,766)	(20,852)	(19,377)
Other	847	(740)	(311)
Net cash used in investing activities	(196,212)	(21,592)	(19,688)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	-	145	172
Proceeds from sale of common stock, net of equity issuance costs	85,763	-	-
Issuance of common stock	133	-	-
Payment of deferred loan fees	(29,499)	-	-
Principal payments of debt and capital lease obligations	(430,825)	(8,579)	(23,128)
Proceeds from issuance of debt	575,000	-	-
Other	(13)	381	869
Net cash provided by (used in) financing activities	200,559	(8,053)	(22,087)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,686	(14,825)	(2,463)

Cash, beginning of period	-	23,254	27,133
Cash, end of period	$30,686	$8,429	$24,670

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,605	$6,799	$11,000
Income taxes paid	$84	$943	$199
Equipment additions under capital leases	$-	$-	$7,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   ORGANIZATION AND ACQUISITION

InSight Health Services Holdings Corp. (Company), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.   The Company was funded through an equity contribution from J.W. Childs Equity Partners II, Halifax Capital Partners and certain of their affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (Acquisition Corp.) were created to acquire all the outstanding shares of InSight Health Services Corp. (InSight).

On October 17, 2001, the Company acquired InSight pursuant to an agreement and plan of merger dated June 29, 2001, as amended, among the Company, Acquisition Corp. and InSight (the Acquisition).  Acquisition Corp. was merged with and into InSight, with InSight being the surviving corporation.  The operations of the Company after the Acquisition are substantially the same as the operations of InSight prior to the Acquisition.  In addition, the Company has no operations other than its investment in InSight.  As such, InSight is considered the predecessor to the Company in accordance with Regulation S-X.

At the effective time of the Acquisition, InSight became a wholly owned subsidiary of the Company.  Pursuant to the terms of the merger agreement, each of InSight’s stockholders received $18.00 in cash for each share of common stock they owned prior to the Acquisition.  Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $15.6 million, which is reflected in the accompanying statement of operations of InSight.  In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company.  InSight’s stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

Concurrently with the Acquisition, InSight (i) repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 in an aggregate principal amount of $100 million, (ii) repaid its then outstanding senior credit facilities and certain other indebtedness and (iii) paid fees and expenses relating to the Acquisition and related financing transactions.

These transactions were financed through:

•	Borrowings of $150 million under $275 million of new senior credit facilities;

•	A $200 million senior subordinated bridge financing (subsequently refinanced (Note 10)); and

•	The investment by the Company, before equity issuance costs, of approximately $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million.

2.   BASIS OF PREPARATION

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2002, the unaudited condensed consolidated statements of operations for the nine and three months ended March 31, 2002, and the unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2002, reflect the consolidated financial position, results of operations and cash flows of the Company and also include the consolidated financial position, statements of operations and cash flows of InSight from the date of the Acquisition and include all material adjustments required under purchase accounting.  InSight is considered the predecessor to the Company in accordance with Regulation S-X.  As such, the historical financial statements of InSight prior to the Acquisition are included in the accompanying unaudited condensed consolidated financial statements, including the condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the periods from July 1, 2001 to October 17, 2001 and for the nine and three months ended March 31, 2001, and the condensed consolidated statements of cash flows for the period from July 1, 2001 to October 17, 2001 and for the nine months ended March 31, 2001 (collectively Predecessor financial statements).  The Predecessor financial statements have not been adjusted to reflect the acquisition of InSight by the Company.  As such, the condensed consolidated financial statements of the Company after the Acquisition are not directly comparable to the Predecessor financial statements prior to the Acquisition.

Unaudited combined results of the Company assuming the Acquisition had occurred as of July 1, 2001 are presented below.  These combined results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Nine Months Ended
	March 31,
	2002	2001
	(unaudited)
Revenues	$162,315	$157,829
Costs of operations	120,065	122,012
Gross profit	42,250	35,817
Corporate operating expenses	8,040	7,981
Income from company operations	34,210	27,836
Equity in earnings of unconsolidated partnerships	646	713
Acquisition related compensation charge	(15,616)	-
Operating income	19,240	28,549
Interest expense	22,662	17,672
Income (loss) before income taxes	(3,422)	10,877
Provision (benefit) for income taxes	(770)	1,381
Income (loss) before extraordinary item	$(2,652)	$9,496

3.   PURCHASE ACCOUNTING

The Acquisition was accounted for as a purchase by the Company.  The preliminary purchase accounting adjustments of the Company have been recorded in the accompanying unaudited condensed consolidated financial statements as of and for any periods subsequent to October 17, 2001.  The excess purchase price paid by the Company over its preliminary estimates of the fair market value of the tangible assets and liabilities of InSight as of the date of the Acquisition was approximately $235.2 million and is reflected as Goodwill, net and Other Intangible Assets, net in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2002.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets, “ the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  The determination of the fair value of assets and liabilities at the Acquisition date as well as the identification of other intangible assets is continuing, and the final allocation may be significantly different.  A summary of the assets acquired and liabilities assumed in the Acquisition follows (amounts in thousands):

Cash purchase price	$187,722
Estimated fair values
Assets acquired:
Tangible	393,487
Other Intangible Assets	19,860
Liabilities assumed	(385,770)
Goodwill	$215,299

The net book value of other intangible assets and their estimated useful lives are as follows (amounts in thousands):

Trademark	$8,680	Indefinite Life
Contracts	11,180	5 Years

4.  NATURE OF BUSINESS

The Company, through InSight and its consolidated subsidiaries, provides diagnostic imaging, treatment and related management services in 28 states throughout the United States.  The Company has two reportable segments:  Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 85 mobile magnetic resonance imaging (MRI) facilities, seven mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities (collectively, Mobile Facilities), 40 fixed–site MRI facilities (Fixed Facilities), 27 multi–modality imaging centers (Centers), one Leksell Stereotactic Gamma Knife treatment center, one PET Fixed Facility, and one radiation oncology center.  An additional radiation oncology center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).

At its Centers, the Company typically offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x–ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

5.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company and Predecessor included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Predecessor’s Annual Report on Form 10-K for the period ended June 30, 2001 filed with the Securities and Exchange Commission (SEC) on October 14, 2001.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.  The results of operations for the periods ended March 31, 2002 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

6.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company’s investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting for ownership of 50 percent or less when the Company does not exercise significant control over the operations of the Partnerships and does not have primary responsibility for the Partnerships’ long-term debt.  The Company’s investment interests in Partnerships are consolidated for ownership of 50 percent owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt.   Total assets and revenues as of and for the nine months ended March 31, 2002 for the Company’s 50 percent controlled entity which is consolidated were approximately $2.1 million and $4.4 million, respectively.

7.   SEGMENT INFORMATION

Effective for the quarter ended March 31, 2002, the Company changed its segment reporting to conform to a modified internal management structure.  The new reportable segments are Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided.  These segments replaced the Western Division and the Eastern Division, which were business units defined by management’s division of responsibility, based on geographic area, between two executive vice presidents.  The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities.  The Company does not allocate income taxes to the two Divisions.  The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment.  Prior period information has been restated to reflect the change in segments.

The following tables summarize the operating results by segment (amounts in thousands)(unaudited):

Company
Nine months ended March 31, 2002:
	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$38,168	$6,709	$3,109	$47,986
Patient services revenues	4,841	45,615	-	50,456
Other revenues	128	87	(20)	195
Total revenues	43,137	52,411	3,089	98,637

Depreciation and amortization	7,177	6,496	3,184	16,857
Total costs of operations	30,931	37,313	6,134	74,378
Equity in earnings of unconsolidated partnerships	160	104	-	264
Operating income (loss)	12,366	15,202	(7,901)	19,667
Interest expense, net	4,007	3,796	8,538	16,341
Income (loss) before income taxes	8,359	11,406	(16,439)	3,326

Predecessor
Period from July 1, 2001 through October 17, 2001:
	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$24,001	$3,820	$1,946	$29,767
Patient services revenues	3,402	30,291	-	33,693
Other revenues	92	88	38	218
Total revenues	27,495	34,199	1,984	63,678

Depreciation and amortization	4,542	3,915	1,366	9,823
Total costs of operations	18,536	23,598	3,553	45,687
Equity in earnings of unconsolidated partnerships	218	164	-	382
Acquisition related compensation charge	-	-	(15,616)	(15,616)
Operating income (loss)	9,177	10,765	(20,369)	(427)
Interest expense, net	2,586	2,317	1,418	6,321
Income (loss) before income taxes	6,591	8,448	(21,787)	(6,748)

Predecessor
Nine months ended March 31, 2001:
	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$63,051	$9,694	$5,446	$78,191
Patient services revenues	8,384	70,994	(205)	79,173
Other revenues	148	131	186	465
Total revenues	71,583	80,819	5,427	157,829

Depreciation and amortization	14,008	11,918	4,981	30,907
Total costs of operations	50,320	60,087	11,605	122,012
Equity in earnings of unconsolidated partnerships	737	(24)	-	713
Operating income (loss)	22,000	20,708	(14,159)	28,549
Interest expense, net	7,074	6,377	4,221	17,672
Income (loss) before income taxes	14,926	14,331	(18,380)	10,877

Company
Three months ended March 31, 2002:
	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$21,030	$4,081	$1,815	$26,926
Patient services revenues	2,742	25,768	-	28,510
Other revenues	99	40	(49)	90
Total revenues	23,871	29,889	1,766	55,526

Depreciation and amortization	3,822	3,425	1,787	9,034
Total costs of operations	17,319	20,620	3,236	41,175
Equity in earnings of unconsolidated partnerships	98	56	-	154
Operating income (loss)	6,650	9,325	(4,197)	11,778
Interest expense, net	2,127	2,095	4,429	8,651
Income (loss) before income taxes	4,523	7,230	(8,626)	3,127

Predecessor
Three months ended March 31, 2001:
	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$21,144	$3,177	$1,702	$26,023
Patient services revenues	2,799	24,871	-	27,670
Other revenues	42	53	27	122
Total revenues	23,985	28,101	1,729	53,815

Depreciation and amortization	4,508	3,866	1,597	9,971
Total costs of operations	16,956	20,641	3,524	41,121
Equity in earnings of unconsolidated partnerships	274	14	-	288
Operating income (loss)	7,303	7,474	(4,499)	10,278
Interest expense, net	2,296	2,134	1,335	5,765
Income (loss) before income taxes	5,007	5,340	(5,834)	4,513

8.   HEDGING ACTIVITIES

In the first quarter of fiscal 2001, InSight adopted  SFAS  No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in:  (a) the fair value of a recognized asset or liability or firm commitment, (b) cash flows of a recognized or forecasted transaction, or (c) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Additionally, any ineffective portion of the hedging transaction is recorded currently in net income with the remainder deferred in accumulated other comprehensive income (loss).

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.  InSight had entered into an interest rate swap to pay a fixed rate of interest to the counterparty and received a floating rate of interest and had designated the interest rate swap as a cash flow hedge of its floating rate debt.  Such swaps have the effect of converting variable rate borrowings into fixed rate borrowings.

Subsequent to the Acquisition, the Company re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the new senior credit facilities.  At March 31, 2002, the notional amount of this swap was $35.5 million with a fair value loss of approximately $1.1 million.  The fair value of the swap at the time of the Acquisition  represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $415,000 of hedge ineffectiveness was recognized as a reduction to interest expense for the period ended March 31, 2002.

9.   COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive income (loss).

10.  DEBT

On October 17, 2001, in connection with the Acquisition, InSight repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 in an aggregate principal amount of $100 million and repaid its then outstanding credit facilities and certain other indebtedness.

On October 30, 2001, the Company, through InSight, its wholly owned subsidiary, issued new 9 7/8% senior subordinated notes due 2011 (Notes) in the aggregate principal amount of $225 million.  The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which is being used for general corporate purposes.  As a result, an extraordinary loss of approximately $7.4 million was recorded related to the write-off of associated debt issuance costs.

On December 27, 2001 the Company filed a registration statement on Form S-4 with the SEC to register an offer to exchange all of the outstanding Notes for new notes registered under the Securities Act of 1933, as amended.  The registration statement became effective on April 2, 2002.  The terms of the exchange notes to be issued in the exchange offer are substantially identical to the Notes; however the exchange notes will be freely tradeable, except in limited circumstances.  The exchange offer expired on May 10, 2002, at which time 100% of the outstanding Notes had been tendered and not withdrawn.

11.  NEW PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements:  SFAS No. 141, “Business Combinations, “ and SFAS No. 142, “Goodwill and Other Intangible Assets. “   SFAS 141 applies to all business combinations with a closing date after June 30, 2001.  SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.  InSight adopted SFAS 141, effective July 1, 2001.

In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization period related to the Acquisition.  The Company has made a tentative allocation of values to these identifiable intangible assets based on preliminary estimates (Note 3).  The final allocation of goodwill and other intangible assets may differ significantly from current estimates.

SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  InSight adopted SFAS 142 effective July 1, 2001, which required InSight to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test of July 1, 2001, and thereafter an impairment test at least annually.  Impairment results when the fair value of InSight’s reporting segments, including goodwill, is less than its carrying value.  SFAS 142 permits nine months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002.  InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, “ and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects and Transactions, “ for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively.  The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial condition and results of operations.

12.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Notes issued on October 30, 2001 by InSight, the Company’s wholly owned subsidiary, and the exchange notes to be issued in the exchange offer, are or will be guaranteed by the Company (Parent Company) and all of InSight’s wholly owned subsidiaries (Guarantor Subsidiaries).  These guarantees are full, unconditional, joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered. “  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2002

(Amounts in thousands)

(Company)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$27,687	$2,999	$-	$30,686
Trade accounts receivables, net	-	-	35,044	9,071	-	44,115
Other current assets	-	-	10,544	177	-	10,721
Intercompany accounts receivable	87,915	375,750	24,693	-	(488,358)	-
Total current assets	87,915	375,750	97,968	12,247	(488,358)	85,522
Property and equipment, net	-	-	134,303	21,810	-	156,113
Investments in partnerships	-	-	2,009	-	-	2,009
Investments in consolidated subsidiaries	(4,052)	(4,052)	8,824	-	(720)	-
Other assets	-	-	21,047	-	-	21,047
Goodwill and other intangible assets, net	-	-	230,008	4,780	-	234,788
	$83,863	$371,698	$494,159	$38,837	$(489,078)	$499,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$-	$1,500	$1,475	$260	$-	$3,235
Accounts payable and other accrued expenses	-	-	32,222	1,071	-	33,293
Intercompany accounts payable	-	-	463,665	24,693	(488,358)	-
Total current liabilities	-	1,500	497,362	26,024	(488,358)	36,528
Equipment, capital leases and other notes, less current portion	-	374,250	398	1,075	-	375,723
Other long-term liabilities	-	-	451	2,914	-	3,365
Stockholders' equity (deficit)	83,863	(4,052)	(4,052)	8,824	(720)	83,863
	$83,863	$371,698	$494,159	$38,837	$(489,078)	$499,479

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2001

(Amounts in thousands)

(Predecessor)

		GUARANTOR	NON-GUARANTOR
	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$-	$20,027	$3,227	$-	$23,254
Trade accounts receivables, net	-	34,873	8,482	-	43,355
Other current assets	-	8,338	41	-	8,379
Intercompany accounts receivable	239,635	22,351	-	(261,986)	-
Total current assets	239,635	85,589	11,750	(261,986)	74,988
Property and equipment, net	-	128,578	19,677	-	148,255
Investments in partnerships	-	1,783	-	-	1,783
Investments in consolidated subsidiaries	(3,501)	7,946	-	(4,445)	-
Other assets	-	6,828	-	-	6,828
Goodwill, net	-	84,358	4,844	-	89,202
	$236,134	$315,082	$36,271	$(266,431)	$321,056

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of equipment, capital leases and other notes	$20,810	$12,407	$645	$-	$33,862
Accounts payable and other accrued expenses	-	23,241	1,094	-	24,335
Intercompany accounts payable	-	239,635	22,351	(261,986)	-
Total current liabilities	20,810	275,283	24,090	(261,986)	58,197
Equipment, capital leases and other notes, less current portion	149,853	42,728	1,810	-	194,391
Other long-term liabilities	-	572	2,425	-	2,997
Stockholders' equity (deficit)	65,471	(3,501)	7,946	(4,445)	65,471
	$236,134	$315,082	$36,271	$(266,431)	$321,056

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2002

(Amounts in thousands)

(Company)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$-	$-	$82,111	$16,526	$-	$98,637
Costs of operations	-	-	61,054	13,324	-	74,378
Gross profit	-	-	21,057	3,202	-	24,259

Corporate operating expenses	-	-	4,856	-	-	4,856
Income from company operations	-	-	16,201	3,202	-	19,403

Equity in earnings of unconsolidated partnerships	-	-	264	-	-	264
Operating income	-	-	16,465	3,202	-	19,667

Interest expense, net	-	-	15,456	885	-	16,341
Income before income taxes	-	-	1,009	2,317	-	3,326

Provision for income taxes	-	-	1,330	-	-	1,330

Income (loss) before equity in income (loss) of consolidated subsidiaries	-	-	(321)	2,317	-	1,996
Equity in income (loss) of consolidated subsidiaries	(4,052)	(4,052)	2,317	-	5,787	-

Income (loss) before extraordinary item	(4,052)	(4,052)	1,996	2,317	5,787	1,996

Extraordinary item - loss on debt extinguishment, net	-	-	(6,048)	-	-	(6,048)

Net income (loss)	$(4,052)	$(4,052)	$(4,052)	$2,317	$5,787	$(4,052)

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE PERIOD FROM JULY 1, 2001 THROUGH  OCTOBER 17, 2001

(Amounts in thousands)

(Predecessor)

		GUARANTOR	NON-GUARANTOR
	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$-	$50,352	$13,326	$-	$63,678
Costs of operations	-	35,316	10,371	-	45,687
Gross profit	-	15,036	2,955	-	17,991

Corporate operating expenses	-	3,184	-	-	3,184
Income from company operations	-	11,852	2,955	-	14,807

Equity in earnings of unconsolidated partnerships	-	382	-	-	382

Acquisition related compensation charge	-	(15,616)	-	-	(15,616)
Operating income (loss)	-	(3,382)	2,955	-	(427)

Interest expense, net	-	5,647	674	-	6,321
Income (loss) before income taxes	-	(9,029)	2,281	-	(6,748)

Provision (benefit) for income taxes	-	(2,100)	-	-	(2,100)

Income (loss) before equity in income of consolidated subsidiaries	-	(6,929)	2,281	-	(4,648)

Equity in income (loss) of consolidated subsidiaries	(4,648)	2,281	-	2,367	-

Net income (loss)	$(4,648)	$(4,648)	$2,281	$2,367	$(4,648)

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2001

(Amounts in thousands)

(Predecessor)

		GUARANTOR	NON-GUARANTOR
	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$-	$130,582	$27,247	$-	$157,829
Costs of operations	-	100,231	21,781	-	122,012
Gross profit	-	30,351	5,466	-	35,817

Corporate operating expenses	-	7,981	-	-	7,981
Income from company operations	-	22,370	5,466	-	27,836

Equity in earnings of unconsolidated partnerships	-	713	-	-	713
Operating income	-	23,083	5,466	-	28,549

Interest expense, net	-	16,068	1,604	-	17,672
Income before income taxes	-	7,015	3,862	-	10,877

Provision for income taxes	-	1,381	-	-	1,381

Income before equity in income of consolidated subsidiaries	-	5,634	3,862	-	9,496

Equity in income of consolidated subsidiaries	9,496	3,862	-	(13,358)	-

Net income	$9,496	$9,496	$3,862	$(13,358)	$9,496

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Amounts in thousands)

(Company)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$-	$-	$45,138	$10,388	$-	$55,526
Costs of operations	-	-	32,848	8,327	-	41,175
Gross profit	-	-	12,290	2,061	-	14,351

Corporate operating expenses	-	-	2,727	-	-	2,727
Income from company operations	-	-	9,563	2,061	-	11,624

Equity in earnings of unconsolidated partnerships	-	-	154	-	-	154
Operating income	-	-	9,717	2,061	-	11,778

Interest expense, net	-	-	8,113	538	-	8,651
Income before income taxes	-	-	1,604	1,523	-	3,127

Provision for income taxes	-	-	1,330	-	-	1,330

Income before equity in income of consolidated subsidiaries	-	-	274	1,523	-	1,797

Equity in income of consolidated subsidiaries	3,127	3,127	1,523	-	(7,777)	-

Income before extraordinary item	3,127	3,127	1,797	1,523	(7,777)	1,797

Extraordinary item - loss on debt extinguishment, net	-	-	1,330	-	-	1,330

Net income	$3,127	$3,127	$3,127	$1,523	$(7,777)	$3,127

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2001

(Amounts in thousands)

(Predecessor)

		GUARANTOR	NON-GUARANTOR
	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$-	$44,339	$9,476	$-	$53,815
Costs of operations	-	33,492	7,629	-	41,121
Gross profit	-	10,847	1,847	-	12,694

Corporate operating expenses	-	2,704	-	-	2,704
Income from company operations	-	8,143	1,847	-	9,990

Equity in earnings of unconsolidated partnerships	-	288	-	-	288
Operating income	-	8,431	1,847	-	10,278

Interest expense, net	-	5,441	324	-	5,765
Income before income taxes	-	2,990	1,523	-	4,513

Provision for income taxes	-	745	-	-	745

Income before equity in income of consolidated subsidiaries	-	2,245	1,523	-	3,768

Equity in income of consolidated subsidiaries	3,768	1,523	-	(5,291)	-

Net income	$3,768	$3,768	$1,523	$(5,291)	$3,768

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2002

(Amounts in thousands)

(Company)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income (loss)	$(4,052)	$(4,052)	$(4,052)	$2,317	$5,787	$(4,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary loss on debt extinguishment	-	-	6,048	-	-	6,048
Depreciation and amortization	-	-	14,802	2,055	-	16,857
Equity in income (loss) of consolidated subsidiaries	4,052	4,052	(2,317)	-	(5,787)	-
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	-	-	1,761	(143)	-	1,618
Intercompany receivables, net	101,826	(210,290)	109,877	(1,413)	-	-
Other current assets	-	-	(2,040)	(35)	-	(2,075)
Accounts payable and other accrued expenses	-	-	7,936	7	-	7,943
Net cash provided by (used in) operating activities	101,826	(210,290)	132,015	2,788	-	26,339

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	-	-	-	-	(187,722)
Cash acquired in the Acquisition	-	-	4,773	3,656	-	8,429
Additions to property and equipment	-	-	(14,312)	(3,454)	-	(17,766)
Other	-	-	847	-	-	847
Net cash provided by (used in) investing activities	(187,722)	-	(8,692)	202	-	(196,212)

FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of equity issuance costs	85,763	-	-	-	-	85,763
Issuance of common stock	133	-	-	-	-	133
Payment of deferred loan fees	-	-	(29,499)	-	-	(29,499)
Principal payments of debt and capital lease obligations	-	(364,710)	(66,013)	(102)	-	(430,825)
Proceeds from issuance of debt	-	575,000	-	-	-	575,000
Other	-	-	(124)	111	-	(13)
Net cash provided by (used in) financing activities	85,896	210,290	(95,636)	9	-	200,559

INCREASE IN CASH AND CASH EQUIVALENTS	-	-	27,687	2,999	-	30,686

Cash, beginning of period	-	-	-	-	-	-
Cash, end of period	$-	$-	$27,687	$2,999	$-	$30,686

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE PERIOD FROM JULY 1, 2001 THROUGH  OCTOBER 17, 2001

(Amounts in thousands)

(Predecessor)

		GUARANTOR	NON-GUARANTOR
	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$(4,648)	$(4,648)	$2,281	$2,367	$(4,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquisition related compensation charge	-	15,616	-	-	15,616
Depreciation and amortization	-	8,250	1,573	-	9,823
Equity in income (loss) of consolidated subsidiaries	4,648	(2,281)	-	(2,367)	-
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	-	(1,932)	(446)	-	(2,378)
Intercompany receivables, net	5,058	(5,090)	32	-	-
Other current assets	-	(3,515)	(101)	-	(3,616)
Accounts payable and other accrued expenses	-	53	(30)	-	23
Net cash provided by operating activities	5,058	6,453	3,309	-	14,820

INVESTING ACTIVITIES:
Additions to property and equipment	-	(18,609)	(2,243)	-	(20,852)
Other	-	(740)	-	-	(740)
Net cash used in investing activities	-	(19,349)	(2,243)	-	(21,592)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	145	-	-	-	145
Principal payments of debt and capital lease obligations	(5,203)	(2,358)	(1,018)	-	(8,579)
Other	-	-	381	-	381
Net cash used in financing activities	(5,058)	(2,358)	(637)	-	(8,053)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(15,254)	429	-	(14,825)

Cash, beginning of period	-	20,027	3,227	-	23,254
Cash, end of period	$-	$4,773	$3,656	$-	$8,429

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2001

(Amounts in thousands)

(Predecessor)

		GUARANTOR	NON-GUARANTOR
	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$9,496	$9,496	$3,862	$(13,358)	$9,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	-	26,914	3,993	-	30,907
Equity in income of consolidated subsidiaries	(9,496)	(3,862)	-	13,358	-
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables	-	(612)	(3,435)	-	(4,047)
Intercompany receivables, net	13,622	(22,233)	8,611	-	-
Other current assets	-	871	70	-	941
Accounts payable and other accrued expenses	-	1,780	235	-	2,015
Net cash provided by operating activities	13,622	12,354	13,336	-	39,312

INVESTING ACTIVITIES:
Additions to property and equipment	-	(10,161)	(9,216)	-	(19,377)
Other	-	3,680	(3,991)	-	(311)
Net cash used in investing activities	-	(6,481)	(13,207)	-	(19,688)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	172	-	-	-	172
Principal payments of debt and capital lease obligations	(13,794)	(9,669)	335	-	(23,128)
Other	-	-	869	-	869
Net cash provided by (used in) financing activities	(13,622)	(9,669)	1,204	-	(22,087)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(3,796)	1,333	-	(2,463)

Cash, beginning of period	-	25,572	1,561	-	27,133
Cash, end of period	$-	$21,776	$2,894	$-	$24,670

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not purely historical or which might be considered an opinion or projection concerning the Company or its business, whether express or implied, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements may include statements regarding the Company’s expectations, intentions, plans or strategies regarding the future.  All forward-looking statements included in this report are based upon information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could differ materially from those described or implied in such forward-looking statements because of certain factors which could affect the Company.  Such forward-looking statements should be evaluated in light of the following factors: availability of financing; limitations and delays in reimbursement by third-party payors; contract renewals and financial stability of customers; the potential for rapid and significant changes in technology and their effect on the Company’s operations; operating, legal, governmental and regulatory risks; conditions within the health care environment; adverse utilization trends for certain diagnostic imaging procedures; economic, political and competitive forces affecting the Company’s business; competition in the Company’s markets; the Company’s ability to successfully integrate acquisitions; and the risk factors described in the Company’s periodic filings with the SEC on Forms 10-K, 10-Q and 8-K (if any) and its registration statement on Form S-4 filed with the SEC on December 27, 2001, as amended.

ACQUISITION AND RELATED FINANCING TRANSACTIONS

InSight Health Services Holdings Corp. (Company), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.   The Company was funded through an equity contribution from J.W. Childs Equity Partners II, Halifax Capital Partners and certain other affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (Acquisition Corp.) were created to acquire all the outstanding shares of InSight Health Services Corp. (InSight).

On October 17, 2001, the Company acquired InSight pursuant to an agreement and plan of merger dated June 29, 2001, as amended, among the Company, Acquisition Corp. and InSight (the Acquisition).  Acquisition Corp. was merged with and into InSight, with InSight being the surviving corporation.  The operations of the Company after the Acquisition are substantially the same as the operations of InSight prior to the Acquisition.  In addition, the Company has no operations other than its investment in InSight.  As such, InSight is considered the predecessor to the Company in accordance with Regulation S-X.

At the effective time of the Acquisition, InSight became a wholly owned subsidiary of the Company.  Following the Acquisition, the common stock of InSight was delisted from the NASDAQ Small Cap Market.  Pursuant to the terms of the merger agreement, each of InSight’s stockholders received $18.00 in cash for each share of common stock owned prior to the Acquisition.  Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $15.6 million, which is reflected in the accompanying statement of operations of InSight.  In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company.  InSight’s stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

Concurrently with the Acquisition, InSight (i) repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 in an aggregate principal amount of $100 million, (ii) repaid its then outstanding senior credit facilities and certain other indebtedness and (iii) paid fees and expenses relating to the Acquisition and related financing transactions.

These transactions were financed through:

•	Borrowings of $150 million under $275 million of new senior credit facilities;

•	A $200 million senior subordinated bridge financing; and

•	The investment by the Company, before equity issuance costs, of $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million

On October 30, 2001, the Company, through InSight, its wholly owned subsidiary, issued new 97/8% senior subordinated notes due 2011 (Notes) in the aggregate principal amount of $225 million.  The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which is being used for general corporate purposes.  The Company recorded an extraordinary loss on extinguishment of the senior subordinated bridge financing of approximately $7.4 million.

The results of operations and cash flows of the Company for the nine months ended March 31, 2002 have been derived by combining the results of operations and cash flows of the Company for the nine months ended March 31, 2002 with the results of operations and cash flows of InSight from July 1, 2001 to October 17, 2001, the date of the Acquisition.  The results of operations and cash flows of InSight prior to the Acquisition incorporated in this discussion are the historical results and cash flows of InSight, the predecessor to the Company.  InSight’s results do not reflect any purchase accounting adjustments included in the results of the Company after the Acquisition, and thus are not directly comparable.  Because of the effects of purchase accounting applied as a result of the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of the Company are not comparable in all respects to the results of operations prior to the Acquisition.  However, the Company’s management believes a discussion of the operations by combining the results of the Company and InSight is more meaningful as the Company’s operating revenues and expenses have not been affected by the Acquisition and splitting up the results between pre- and post-Acquisition periods would make comparisons of the operating trends to the prior year very different.

Management’s discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-Q is more clearly understood when read in conjunction with the Notes to the Condensed Consolidated Financial Statements.  The Notes to the Condensed Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about the Company and the basis of presentation used in this report on Form 10-Q.

BUSINESS DEVELOPMENT

The Company’s objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost–effective diagnostic information and provide superior service and convenience to its customers.  The strategy is focused on three components.   Firstly, the Company intends to maximize utilization of its existing facilities by (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) adding new modalities such as CT, ultrasound and bone densitometry at its existing facilities to realize economies of scale and increase overall procedure volume; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; and (vi) maximizing cost efficiencies through increased purchasing power and by continued reduction of expenses.

Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  Management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, recently expanded Medicare coverage of PET procedures and favorable reimbursement levels, although effective January 1, 2002, the Centers for Medicare and Medicaid Services (CMS) reduced the Medicare payments for PET services to hospital outpatients, as discussed below.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  In addition, management believes that this will be an area for additional growth because the Company expects hospitals to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company’s ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 12 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.   In connection with the acquisition and related financing transactions discussed above, InSight has a $75 million delayed draw term loan facility available to pursue acquisition opportunities.  As of May 10, 2002, there were no borrowings under this facility.

In fiscal 2001, the Company opened a radiology co-source outpatient Fixed Facility in Marina Del Rey, California, which was financed with internally generated funds and a capital lease from General Electric Company (GE); and a PET Fixed Facility in Louisville, Kentucky, which was financed with outside financing.

In fiscal 2002, the Company opened a radiology co-source outpatient Fixed Facility in Largo, Florida, which was financed with an operating lease from GE; and a Fixed Facility in Bangor, Maine, which was financed with internally generated funds.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations; and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

In connection with the Acquisition, InSight entered into new credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of (i) a $150 million seven year term loan B, (ii) a $75 million seven year delayed-draw term loan facility, and (iii) a $50 million nine year revolving credit facility (New Credit Facilities).  The entire $150 million term loan B was used to consummate the Acquisition.  Borrowings under the New Credit Facilities bear interest at LIBOR plus 3.5%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under both facilities.  The Company expects to use the delayed-draw facility, which is available through the second anniversary of the consummation of the Acquisition, to fund future acquisitions and capital expenditures.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of May 10, 2002, there were no borrowings under the revolving credit facility.

The New Credit Facilities contain various restrictive covenants which prohibit the Company from prepaying other indebtedness, including the Notes, and require the Company to maintain specified financial ratios and satisfy financial condition tests.  In addition, the New Credit Facilities prohibit the Company from declaring or paying any dividends and prohibit it from making any payments with respect to the Notes if the Company fails to perform its obligations under, or fails to meet the conditions of, the New Credit Facilities or if payment creates a default under the New Credit Facilities.

In addition to the indebtedness under the New Credit Facilities, the Company, through InSight, its wholly owned subsidiary, issued $225 million aggregate principal amount of the Notes in a private placement exempt from registration under the Securities Act of 1933, as amended (Securities Act).  The indenture governing the Notes among other things, (i) restricts the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates, (ii) places certain restrictions on the ability of certain subsidiaries, including the guarantors of the Notes, to pay dividends or make certain payments to InSight, and (iii) places restrictions on the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of  InSight.  On December 27, 2001, the Company filed a registration statement on Form S-4 with the SEC to register an offer to exchange all of the outstanding Notes with new notes registered under the Securities Act.  The terms of the exchange notes to be issued in the exchange offer are substantially identical to the Notes; however, the exchange notes will be freely tradeable, except in limited circumstances.  The exchange offer expired on May 10, 2002, at which time 100% of the outstanding Notes had been tendered and not withdrawn.

Net cash provided by operating activities was approximately $41.2 million for the nine months ended March 31, 2002.  Cash provided by operating activities resulted primarily from net income before depreciation, amortization, the extraordinary loss on debt extinguishment and the acquisition related compensation charge (approximately $41.0 million) and an increase in accounts payable and other accrued expenses (approximately $6.6 million), partially offset by an increase in trade accounts receivables, net (approximately $0.8 million) and an increase in other current assets (approximately $5.7 million).

Net cash used in investing activities was approximately $217.8 million for the nine months ended March 31, 2002.  Cash used in investing activities resulted primarily from the purchase of InSight common stock, net of cash acquired in the Acquisition (approximately $179.3 million) and the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $38.6 million).

Net cash provided by financing activities was approximately $192.5 million for the nine months ended March 31, 2002, resulting primarily from the proceeds from sale of common stock, net of equity issuance costs (approximately $85.8 million) and borrowings of debt (approximately $575.0 million), partially offset by principal payments of debt and capital lease obligations (approximately $439.4 million), and payments of deferred loan fees (approximately $29.5 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement or upgrades of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $12.1 million, nine diagnostic imaging systems for delivery through August 2002.  The Company expects to use either internally generated funds, its New Credit Facilities, or leases from GE and others to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company’s business strategy.

In addition, in connection with the implementation of the electronic transaction, security and privacy standards mandated by the Health Insurance Portability and Accountability Act (HIPAA), the Company expects to spend approximately $1.5 million to make necessary software upgrades to its radiology information system to make the system compliant with the HIPAA transaction standards by late 2002 and with the privacy standards by 2003.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through March 31, 2003 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the New Credit Facilities.   In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above.  The Company’s acquisition strategy may require sources of capital in addition to that currently available to the Company.   No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

Effective for the quarter ended March 31, 2002, the Company changed its segment reporting to conform to a modified internal management structure.  The new reportable segments are Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided.  These segments replaced the Western Division and the Eastern Division, which were business units defined by management’s division of responsibility, based on geographic area, between two executive vice presidents.  The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues.  The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment.  The results of operations of the Company for the nine months ended March 31, 2002 have been derived by combining the results of operations of the Company for the nine months ended March 31, 2002 with the results of operations of InSight from July 1, 2001 to October 17, 2001, the date of the Acquisition.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

REVENUES:  Revenues increased approximately 2.9% from approximately $157.8 million for the nine months ended March 31, 2001, to approximately $162.3 million for the nine months ended March 31, 2002.  This increase was due primarily to the opened Fixed Facilities discussed above (approximately $0.7 million) and an increase in patient services revenues (approximately $4.3 million) at existing facilities, partially offset by a decrease in contract services and other revenues (approximately $0.5 million) at existing facilities.  Revenues for the Mobile Division and Fixed-Site Division represented approximately 44% and 53%, respectively, of total revenues for the nine months ended March 31, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

Contract services revenues decreased approximately 0.5% from approximately $78.2 million for the nine months ended March 31, 2001, to approximately $77.8 million for the nine months ended March 31, 2002.  This decrease was due to the loss of several high volume contracts which were replaced by contracts which initially have lower volumes.   Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 80% and 14%, respectively, of contract services revenues for the nine months ended March 31, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

Contract services revenues, primarily earned by the Company’s Mobile Facilities, represented approximately 48% of total revenues for the nine months ended March 31, 2002.  Each year approximately one-quarter to one-third of the contract services agreements are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past where agreements have not been renewed, the Company has been able to obtain replacement customer accounts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts revenues have generally increased over the term of the agreement.  The non-renewal of a single customer agreement would not have a material impact on the Company’s contract services revenues; however, non-renewal of several agreements could have a material impact on contract services revenues.

As a result of the implementation of the new Outpatient Prospective Patient System (OPPS) for outpatient services, effective August 1, 2000 Medicare began paying hospitals for outpatient services based on ambulatory payment classification (APC) groups rather than on a hospital’s costs.  Each APC has been assigned a payment weight by the CMS.  Under the new OPPS, the payment due a hospital for performing an outpatient service will be an amount based on the APC weight, a dollar based conversion factor, a geographic adjustment factor to account for area labor cost differences and any other adjustments applicable to the hospital or case.  Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (BBA) to ease such effect through 2003.  Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.  In addition, the Benefits Improvement and Protection Act of 2000 included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced.   Payment for unenhanced diagnostic procedures was reduced as a result of implementation of these provisions effective January 1, 2002, but the APC rates for certain contrast-enhanced diagnostic procedures were increased.  The APC rates which became effective on January 1, 2002 also reduced Medicare payment for PET services provided to hospital outpatients.

As a result of the implementation of the new OPPS, the Company believes that its hospital customers may seek reductions in contractual rates to the extent the hospital believes it will pay more to the Company than it will receive from Medicare and other third-party payors.  The reduction of contractual rates for a single customer or loss of a single customer to a competitor prepared to reduce contractual rates would not have a material adverse impact on the Company’s contract services revenues; however, the reduction in contractual rates for several customers or loss of several contracts could have a material impact on the Company’s business, financial condition and results of operations.

On the other hand, the Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services, especially for MRI and CT services, may cause hospitals to consider restructuring their diagnostic outpatient imaging services as freestanding centers which are unaffected by the new OPPS.  This may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals.  Given the infancy and complexity of the new OPPS, it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the transitional payments that may be available under the BBA) and to what extent they will attempt to renegotiate existing contractual arrangements.

Patient services revenues, primarily earned by the Company’s Fixed Facilities and Centers, represented approximately 52% of total revenues for the nine months ended March 31, 2002.  Patient services revenues increased approximately 6.2% from approximately $79.2 million for the nine months ended March 31, 2001, to approximately $84.1 million for the nine months ended March 31, 2002.  This increase was due primarily to the opened Fixed Facilities discussed above (approximately $0.7 million) and an increase in revenues at existing facilities (approximately $4.2 million).  The increase at existing facilities was due to higher utilization (approximately 6%), partially offset by nominal changes in reimbursement from third party payors.  Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 10% and 90%, respectively, of patient services revenues for the nine months ended March 31, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.  However, regulations were recently adopted by the Medicare program which, effective January 1, 2002, reduced Medicare payment for diagnostic imaging services, including MRI and other services the Company provides in non-hospital settings, by approximately 7% to 9%.  These regulations are expected to negatively impact patient services revenues in the annual amount of approximately $2 million based on current revenue amounts.

Management believes that any future increases in revenues at existing facilities can be achieved primarily by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, increased competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company’s business strategy, particularly acquisitions

COSTS OF OPERATIONS:  Costs of operations decreased approximately 1.6% from approximately $122.0 million for the nine months ended March 31, 2001, to approximately $120.1 million for the nine months ended March 31, 2002.  This decrease was due to the elimination of goodwill amortization as a result of the adoption of SFAS 142 discussed below, net of amortization as a result of the Acquisition (approximately $3.5 million), partially offset by costs related to the opened Fixed Facilities discussed above (approximately $0.7 million) and increased costs at existing facilities (approximately $0.9 million).  The increase at existing facilities was due primarily to higher salaries, benefits and insurance, partially offset by lower supply, transportation, marketing, equipment lease and depreciation expenses.

Costs of operations, as a percentage of total revenues, decreased from approximately 77.3% for the nine months ended March 31, 2001, to approximately 74.0% for the nine months ended March 31, 2002.  The percentage decrease is due to the elimination of goodwill amortization and reduced costs in equipment leases, depreciation, supply, transportation and marketing costs, partially offset by higher salary and benefits and insurance costs.  The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives, which are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance and occupancy, marketing and salary and benefits.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 0.8%, from approximately $7.98 million for the nine months ended March 31, 2001, to approximately $8.04 million for the nine months ended March 31, 2002.  This increase was due primarily to increased occupancy and business development costs, offset by reduced communications and consulting costs.  Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.1% for the nine months ended March 31, 2001, to approximately 5.0% for the nine months ended March 31, 2002.

ACQUISITION RELATED COMPENSATION CHARGE:  For the nine months ended March 31, 2002, InSight recorded a charge of approximately $15.6 million related to the exercise of InSight common stock options and warrants as a result of the Acquisition.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 28.2% from approximately $17.7 million for the nine months ended March 31, 2001, to approximately $22.7 million for the nine months ended March 31, 2001.  This increase was primarily to additional debt related to the Acquisition and related financing activities discussed above.

PROVISION FOR INCOME TAXES:  Provision for income taxes decreased from approximately $1.4 million for the nine months ended March 31, 2001, to a benefit of approximately $0.8 million for the nine months ended March 31, 2002.  The decrease in provision is due to the Company recording a tax provision at the statutory rate of 40%, partially offset by a benefit of approximately $2.1 million to recognize anticipated utilization of certain net operating loss carrybacks.

EBITDA:  Earnings before interest, taxes, depreciation, amortization and the acquisition related compensation charge (EBITDA) increased approximately 3.4% from approximately $59.5 million for the nine months ended March 31, 2001, to approximately $61.5 million for the nine months ended March 31, 2002.  This increase was primarily due to higher revenues at existing facilities partially offset by higher costs of services.  EBITDA for the Fixed-Site Division increased approximately 11.7% from approximately $32.6 million for the nine months ended March 31, 2001 to approximately $36.4 million for the nine months ended March 31, 2002.  EBITDA for the Mobile Division decreased approximately 7.5% from approximately $36.0 million for the nine months ended March 31, 2001 to approximately $33.3 million for the nine months ended March 31, 2002.   The reduction in EBITDA in the Mobile Division is due primarily to the lower contract services revenues discussed above.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.

EXTRAORDINARY ITEM:  The Company recorded an extraordinary loss of approximately $6.0 million related to the write-off of associated debt issuance costs, as a result of the Acquisition and related financing transactions, net of anticipated tax benefits of approximately $1.3 million.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO MARCH 31, 2001

REVENUES:  Revenues increased approximately 3.2% from approximately $53.8 million for the three months ended March 31, 2001, to approximately $55.5 million for the three months ended March 31, 2002.  This increase was due primarily to an increase in contract services, patient services and other revenues (approximately $1.5 million) at existing facilities, and to revenues generated at the opened Fixed Facilities discussed above (approximately $0.2 million).  Revenues for the Mobile Division and Fixed-Site Division represented approximately 43% and 54%, respectively, of total revenues for the three months ended March 31, 2002.

Contract services revenues increased approximately 3.5% from approximately $26.0 million for the three months ended March 31, 2001, to approximately $26.9 million for the three months ended March 31, 2002.  This increase was due to higher utilization at the Company’s existing mobile customer base offset by the loss of certain high volume contracts which were replaced by contracts which initially have lower volumes. Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 78% and 15%, respectively, of contract services revenues for the three months ended March 31, 2002.

Patient services revenues increased approximately 2.9% from approximately $27.7 million for the three months ended March 31, 2001, to approximately $28.5 million for the three months ended March 31, 2002.  This increase was due primarily to an increase in revenues at existing facilities (approximately $0.6 million) and the opened Fixed Facilities discussed above (approximately $0.2 million).  The increase at existing facilities was due to higher utilization (approximately 5%), partially offset by the decrease in reimbursement from Medicare discussed above and nominal changes in reimbursement from third party payors.   Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 10% and 90%, respectively, of patient services revenues for the three months ended March 31, 2002.

COSTS OF OPERATIONS:  Costs of operations increased approximately 0.2% from approximately $41.1 million for the three months ended March 31, 2001, to approximately $41.2 million for the three months ended March 31, 2002.  This increase was due primarily to costs related to the opened Fixed Facilities discussed above (approximately $0.3 million) and an increase in costs at existing facilities (approximately $0.6 million), partially offset by the elimination of goodwill amortization as a result of the adoption of SFAS 142 discussed below, net of amortization as a result of the Acquisition (approximately $0.8 million).

Costs of operations, as a percentage of total revenues, decreased from approximately 76.4% for the three months ended March 31, 2001, to approximately 74.2% for the three months ended March 31, 2002.  The percentage decrease is due to the elimination of the goodwill amortization and reduced costs in equipment leases, transportation and supply costs, offset by higher salary, benefits and insurance costs.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 1.1%, from approximately $2.70 million for the three months ended March 31, 2001, to approximately $2.73 million for the three months ended March 31, 2002.  This increase was due primarily to occupancy and business development costs offset by reduced communication and consulting costs.  Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.0% for the three months ended March 31, 2001, to approximately 4.9% for the three months ended March 31, 2002.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 50.0% from approximately $5.8 million for the three months ended March 31, 2001, to approximately $8.7 million for the three months ended March 31, 2002.  This increase was due primarily to additional debt related to the Acquisition and related financing activities.

PROVISION FOR INCOME TAXES:  Provision for income taxes increased from approximately $0.7 million for the three months ended March 31, 2001 to approximately $1.3 million for the three months ended March 31, 2002.  The increase in provision is due to the Company recording a benefit in the three months ended March 31, 2001 to recognize anticipated utilization of certain net operating loss carryforwards.

EBITDA:  Earnings before interest, taxes, depreciation and amortization charge (EBITDA) increased approximately 3.0% from approximately $20.2 million for the three months ended March 31, 2001, to approximately $20.8 million for the three months ended March 31, 2002.  This increase was primarily due to higher revenues at existing facilities, partially offset by higher costs of services.  EBITDA for the Fixed-Site Division increased approximately 13.3% from approximately $11.3 million for the three months ended March 31, 2001 to approximately $12.8 million for the three months ended March 31, 2002.  EBITDA for the Mobile Division decreased approximately 11.0% from approximately $11.8 million for the three months ended March 31, 2001 to approximately $10.5 million for the three months ended March 31, 2002.  The reduction in EBITDA in the Mobile Division is due primarily to higher costs of services and to start-up costs relating to certain Mobile PET facilities.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.

NEW PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements:  SFAS No. 141, “Business Combinations, “ and SFAS No. 142, “Goodwill and Other Intangible Assets. “   SFAS 141 applies to all business combinations with a closing date after June 30, 2001.  SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.  InSight adopted SFAS 141, effective July 1, 2001.

In accordance with SFAS 141 the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition.  The Company has made a tentative allocation of values to these identifiable intangible assets based on preliminary estimates.  The final allocation of goodwill and other intangible assets may differ significantly from current estimates.

SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  InSight adopted SFAS 142 effective July 1, 2001, which required InSight to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test of July 1, 2001, and thereafter an impairment test at least annually.  Impairment results when the fair value of InSight’s reporting segments, including goodwill, is less than its carrying value.  SFAS 142 permits nine months from the adoption date to complete a review of goodwill for impairment and record necessary adjustments prior to the end of fiscal 2002.  InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged).  The Company does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, “ and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects and Transactions, “ for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively.  The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as, disclosures included elsewhere in this report on Form 10-Q are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. The Company believes the critical accounting policies that most impact the condensed consolidated financial statements can be described below.  A summary of the significant accounting policies of the Company can be found in Note 1 to the consolidated financial statements which is included in Item 8. of InSight’s Annual Report on Form 10-K for the year ended June 30, 2001.

Trade Accounts Receivables:  The Company reviews its trade accounts receivables and its estimates of the allowance for doubtful accounts and contractual adjustments each period.  The amount of the allowance includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the condensed consolidated financial statements at March 31, 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provides its services in the United States and receives payment for its services exclusively in United States dollars.  Accordingly, the Company’s business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

The Company’s market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge variable interest rates on long-term debt under its New Credit Facilities.  The Company does not engage in activities using complex or highly leveraged instruments.

In fiscal 1998, in the normal course of business, InSight entered into an interest rate swap with a notional amount of $40.0 million, for the purpose of fixing the interest rate of a corresponding amount of $40.0 million of floating rate debt.  This swap had a three year term and was extendable for an additional three years at the option of the bank.  Under SFAS 133, extendable swaps do not meet the criteria for hedge accounting and changes in fair value are recognized currently in earnings.  During the year ended June 30, 2001, InSight recorded additional interest expense of approximately $0.7 million due to changes in the fair value of the swap.  In March 2001, the swap was extended for an additional three years by the bank and the Company expects the swap to qualify for hedge accounting through its maturity.

At March 31, 2002, the Company had outstanding long-term debt of approximately $149.3 million, which has floating rate terms.  The Company had outstanding an interest rate swap, converting $35.5 million of its floating rate debt to fixed rate debt.  The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.2 million on an annual basis.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

PART II  —  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)                                        The following is a list of securities sold by the Company during the period covered by this report on Form 10-Q which, pursuant to the exemption provided under Section 4(2) of the Securities Act, were not registered under the Securities Act:

1.                          On February 25, 2002, the Company issued 7,362 shares of the Company's common stock to Roy Assael (Purchaser) pursuant to a Membership Interest Purchase Agreement dated February 25, 2002 between the Company and Purchaser, in consideration of the purchase of Purchaser’s 10% membership interest in Wilkes-Barre Imaging, LLC, by a wholly owned subsidiary of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By	/s/ Steven T. Plochocki
Steven T. Plochocki
President and Chief Executive Officer

By	/s/ Thomas V. Croal
Thomas V. Croal
Executive Vice President and
Chief Financial Officer

May 14, 2002