Form 10-K
period 2002-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2002-09-26
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 333-75984

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Exact name of Registrant as specified in its charter)

DELAWARE	04-3570028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 MACARTHUR BLVD., SUITE 800, NEWPORT BEACH, CA 92660
(Address of principal executive offices) (Zip code)

(949) 476-0733
(Registrant’s telephone number including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 30, 2002 (based on the price at which the common stock was valued on that date) was $132,516.  The number of shares outstanding of the Registrant’s common stock as of August 30, 2002 was 5,468,764.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated herein by reference as set forth in Item 15(a) (3), Exhibits, in Part IV.

PART I

ITEM 1.          BUSINESS

ORGANIZATION AND ACQUISITION

InSight Health Services Holdings Corp. (“Company”), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.   The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (“Acquisition Corp.”) were created to acquire all the outstanding shares of InSight Health Services Corp. (“InSight”).

On October 17, 2001, the Company acquired InSight pursuant to an agreement and plan of merger dated June 29, 2001, as amended, among the Company, Acquisition Corp. and InSight (the “Acquisition”).  Acquisition Corp. was merged with and into InSight, with InSight being the surviving corporation and becoming a wholly owned subsidiary of the Company.  The consolidated operations of the Company after the Acquisition are substantially consistent with the operations of InSight prior to the Acquisition.  In addition, the Company has no operations other than its investment in InSight.  As such, InSight is considered the predecessor to the Company in accordance with Regulation S-X.  Unless the context requires otherwise, references in this report on Form 10-K to the Company generally will be to the Company and its subsidiaries, principally InSight.

The principal executive offices of the Company are located at 4400 MacArthur Blvd., Suite 800, Newport Beach, California 92660, and its telephone number is (949) 476-0733.

CENTERS IN OPERATION

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 29 states throughout the United States.  The Company has two reportable segments:  Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 88 mobile magnetic resonance imaging (“MRI”) facilities, eight mobile positron emission tomography (“PET”) facilities, four mobile lithotripsy facilities (collectively, “Mobile Facilities”), 41 fixed-site MRI facilities (“Fixed Facilities”), 28 multi-modality fixed-site imaging centers (“Centers”), one Leksell Stereotactic Gamma Knife fixed-site treatment center, one PET fixed-site center, and one radiation oncology fixed-site center.  An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).  Information related to these facilities and the Division in which they are located is set forth below:

	Mobile Division	Fixed-Site Division
Mobile MRI Facilities	85	3
Fixed MRI Facilities	19	22
Centers	—	28
Other facilities	14	1

The Mobile Division includes 19 parked Mobile Facilities, each of which serves a single customer.  The Fixed-Site Division includes three Mobile Facilities as part of the Company’s Fixed-Site Division operations in Maine.

Certain financial information regarding the Company’s reportable segments is included within Note 18 of the Notes to the Consolidated Financial Statements, which are a part of this report.

At its Centers, the Company typically offers other services in addition to MRI, including computed tomography (“CT”), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

DIAGNOSTIC IMAGING AND TREATMENT TECHNOLOGY

During approximately the last 30 years there has been a major effort undertaken by the medical and scientific communities to develop cost-effective diagnostic imaging technologies and to minimize the risks associated with the application of such technologies. The major categories of diagnostic imaging systems currently offered in the medical marketplace are MRI systems, CT scanners, PET scanners, digital ultrasound systems, computer-based nuclear gamma cameras, conventional x-ray and radiography/fluoroscopy systems, each of which (other than conventional x-ray) represents the marriage of computer technology and various medical imaging modalities.  Patients exposed to x-rays and to gamma rays employed in nuclear medicine receive potentially harmful ionizing radiation.  Much of the thrust of product development during the period has been to reduce the hazards associated with conventional x-ray and nuclear medicine techniques and to develop new, virtually harmless imaging technologies such as ultrasound and MRI.

MRI: Magnetic resonance is a technique that utilizes low energy radiowaves to manipulate protons (usually hydrogen) in the body. MRI systems place patients in a magnetic field.  Once in the magnetic field, the protons in a patient’s body will tend to align with the magnetic field.  Radio frequency (“RF”) waves, produced by a radio antenna coil, which surrounds the body part to be imaged, are “pulsed” against the magnetic field.  The RF energy is then turned off, and the protons are observed for different types of behavior, movement or “relaxation.”  Different tissues have different relaxation times, depending on the amount of hydrogen or water in each proton.  The data on each proton’s behavior is collected digitally by the system’s computer and then reconstructed into cross–sectional images in three-dimensional planes of orientation.  The resulting image reproduces soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality.  A typical MRI examination takes from 20 to 45 minutes. MRI systems are typically priced in the range of $0.9 million to $2.0 million each, depending upon the system configuration, magnet design and field strength.

There are no known hazards to the general population from magnetic and RF fields of the intensity to which a patient is exposed in a clinical MRI system.  Equipment literature recommends that, until further information is available, pregnant women should be scanned only under limited circumstances.  Furthermore, MRI magnets may disrupt the operation of cardiac pacemakers and may react with metal implants utilized in various surgical procedures.  Additionally, some MRI examinations require injection of a paramagnetic contrast material, allowing for better visualization of the anatomy.  Although it is unusual, some patients may develop a significant adverse reaction to these contrast materials; however, chances of fatalities as a result of such reaction are remote.  Patients are screened to safeguard against potential risks, but screening may nevertheless fail to identify the hazard.

Because the signals used to produce magnetic resonance images contain both chemical and structural information, the Company believes this technique has greater potential for more important diagnostic applications than any other imaging technology currently in use.  While existing MRI systems demonstrate excellent portrayals of anatomical structures within the human body, of even greater significance is the fact that MRI is also sensitive to subtle differences between tissues.  Thus, MRI offers not only the opportunity for highly effective classical diagnosis, but also the potential for future monitoring of chemical processes within the body.  Recent technological advancements include:  (i) magnetic resonance spectroscopy, which can differentiate malignant from benign lesions in the brain and prostate and (ii) magnetic resonance angiography, which can produce non-invasive images of blood vessels and obviate the need for invasive conventional x-ray angiography procedures.

OPEN MRI:  Technological advances in software and gradient coil technology for MRI systems have allowed equipment with lower magnetic field strength and open architecture design to offer significantly improved image quality.  Most Open MRI systems use permanent electromagnetic technology, which substantially lowers both siting and service costs, but does not provide images as efficiently as high-field MRI systems.  The open design allows for studies not normally possible in conventional MRI systems, including examinations of infants, pediatric patients, claustrophobic patients, large or obese patients and patients suffering from post-traumatic stress syndrome.  Open MRI is also capable of conducting musculoskeletal exams that require the patient to move or flex, such as kinematic knee studies.  A typical Open MRI non-kinematic exam takes from 45 to 90 minutes.  Open MRI systems are priced in the range of $0.6 million to $1.3 million each.

CT:  CT technology consists of a doughnut-shaped gantry structure into which a patient, resting on a remotely controlled couch assembly, is positioned to scan the anatomical region of interest.  The scanning process is performed by the rotation of a high output x-ray tube around the patient.  The x-ray tube emits a thin fan-shaped beam of x-rays that passes through the patient and is absorbed by an array of x-ray detectors located on the opposite side of the patient from the x-ray tube.  The detected x-rays are then converted into digital measurements of x-ray intensity directly proportional to the density of the portion of the patient through which the beam passes.  These digital measurements of x-ray intensity are then processed by a specialized image reconstruction computer system into a cross–sectional image of the anatomical region of interest.  The patient is then indexed on the couch and another scan is performed and then another, creating a “stack” of cross-sectional images constituting the complete diagnostic imaging procedure.  In the last two years, CT technology has made significant advancements by decreasing the slice thickness of tissue, reducing radiation exposure to the patient, and reducing the time it takes to acquire the images.  The advancements are referred to as multi-detector computerized technology (“MDCT”).  The new MDCT systems permit high resolution imaging of organs, blood vessels, and coronary arteries.

Typical scanning times for a single cross-sectional image are in the half second to six second range, depending on the type of CT system and specific technique being performed.  A complete CT examination takes from 15 to 45 minutes, depending on the complexity of the examination and number of individual cross-sectional images required.  CT systems are typically priced in the range of $0.3 million to $1.2 million each, depending upon the specific performance characteristics of the systems.  Based on the fact that CT systems have been commercially marketed for approximately 30 years, the Company believes that CT is a relatively mature technology and, therefore, not subject to significant risk of obsolescence.

Certain CT examinations require the injection of an iodine-based contrast material, allowing for better visualization of the anatomy.  Although it is very unusual, some patients may develop a significant adverse reaction to this contrast material.  Fatalities as a result of such reaction have occurred, but are rare.  In an effort to scan only appropriate patients, all patients are required to answer a questionnaire, which helps to identify those patients who may suffer an adverse reaction to this contrast material.

PET:  PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement for the distribution of that isotope to create images for diagnostic purposes.  PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading from the PET study with other studies such as CT or MRI.  PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of certain cardiac conditions and the assessment of epilepsy seizure sites.  The information provided by PET technology often obviates the need to perform further highly invasive and/or diagnostic surgical procedures.  Interest in PET scanning has increased recently due to several factors including: (i) the expansion of available hardware options through the introduction of dual head gamma camera coincidence detection; (ii) increased payor coverage and reimbursement; (iii) the availability of the isotopes without an in-house cyclotron; and (iv) a growing recognition by clinicians that PET is a powerful diagnostic tool that can be used to evaluate and guide management of a patient’s disease.  PET scanners are typically priced in the range of $1.0 million to $1.4 million each.  Radiopharmaceutical distribution networks have been established across the United States to ensure consistent availability of and access to the isotopes.  The development of these networks has made mobile PET a business development opportunity.

ULTRASOUND:  Ultrasound systems emit, detect and process high frequency sound waves to generate images of soft tissues and internal body organs.  The sound waves used in ultrasound do not involve ionizing radiation and are not known to cause any harmful effects to the patient.

NUCLEAR MEDICINE:  Nuclear medicine gamma cameras, which are based upon the detection of gamma radiation generated by radioactive pharmaceuticals injected or inhaled into the body, are used to provide information about organ function as opposed to anatomical structure.

X-RAY:   X-ray is the most common energy source used in imaging the body and is now employed in the following three imaging modalities: (i) conventional x-ray systems, the oldest method of imaging, are typically used to image bones and contrast-enhanced vasculature and organs and constitute the largest number of installed systems; (ii) CT scanners utilize computers to produce cross-sectional images of particular organs or areas of the body; and (iii) digital x-ray systems add computer image processing capability to conventional x-ray systems.

MAMMOGRAPHY:  Mammography is a low-level conventional x-ray of the breasts.  Its primary purpose is to detect lesions (abnormal growths) in the breast that may be too small or deeply buried to be felt in regular breast examination.  The benefits of digital mammography are lower radiation doses to the breast, higher sensitivity to lesions, and reduced procedure times compared to conventional film mammography.

RADIATION ONCOLOGY:  Radiation oncology generally uses external beam radiation from a linear accelerator to treat cancer with ionizing radiation of the same type, but at higher doses, as used for diagnostic x-rays.  In addition to x-rays, certain linear accelerators have the capacity to produce electrons.  While x-ray radiation can penetrate the body a certain distance before delivering its maximum dose, and therefore can treat internal structures, electrons have less penetrating ability and permit the clinician to treat superficial lesions.  Radiation oncology also includes brachytherapy, which implants radioactive sources directly into or near a tumor.

LITHOTRIPSY:  Lithotripsy is a non-invasive procedure for the treatment of kidney stones, typically performed on an outpatient basis, that eliminates the need for lengthy hospital stays and extensive recovery periods associated with surgery.  Lithotripters shatter kidney stones through the use of extracorporeal shockwaves, following which the resulting kidney stone fragments pass out of the body naturally.

BONE DENSITOMETRY:  Bone densitometry, using an advanced technology called DEXA (dual-energy X-ray absorptiometry), safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis and other bone diseases.  Bone densitometry uses an extremely low level of radiation and gives a quantifiable measurement of the patient’s bone mass.  When detected in its earlier stages, osteoporosis and other bone diseases can be treated with new drug therapies that have been shown to effectively slow or reverse the bone-loss process.

GAMMA KNIFE:  The Gamma Knife is a radiosurgical device used to treat intracranial neoplasms and vascular anomalies, which are inaccessible or unsuitable for conventional invasive surgery.  The Gamma Knife was designed to provide neurosurgeons and radiation therapists with the ability to perform radiosurgery, using high-energy gamma rays, instead of conventional invasive techniques (open surgery), thereby generally eliminating the risk of infection and intracerebral bleeding.  The Gamma Knife delivers a single high dose of ionizing radiation emanating from 201 individual Cobalt 60 sources focused on a common target producing an intense concentration of radiation at the target site, destroying the lesion while spreading the entry radiation dose uniformly and harmlessly over the patient’s skull.  The Gamma Knife treatment requires no open surgical intervention, no lengthy hospital stay and no risk of post-surgical bleeding or infection.  When compared to the average length of stay and costs associated with conventional surgery, the Gamma Knife greatly reduces the cost of neurosurgical treatment.  Typical treatment time is approximately 10 to 15 minutes per area of interest.  In addition, other applications for the Gamma Knife include treatment of patients for chronic pain and motion disorders such as Parkinson’s disease, epilepsy and trigeminal neuralgia.  A Gamma Knife system typically costs approximately $3.0 million.

BUSINESS DEVELOPMENT

The Company’s objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers.  The strategy is focused on three components.   Firstly, the Company intends to maximize utilization of its existing facilities by: (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) adding new modalities such as CT, ultrasound and bone densitometry at its existing facilities to realize economies of scale and increase overall procedure volume; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; and (vi) maximizing cost efficiencies through increased purchasing power and continued reduction of expenses.

Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  Management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, recently expanded Medicare coverage of PET procedures and favorable reimbursement levels, although effective January 1, 2002, The Centers for Medicare and Medicaid Services (“CMS”) reduced the Medicare payments for PET services to hospital outpatients, as discussed below.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  In addition, management believes that this will be an area for additional growth because the Company expects hospitals to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company’s ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 12 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.   In connection with the Acquisition and related financing transactions discussed below, InSight has a $75 million delayed draw term loan facility available until October 17, 2003 to pursue acquisition opportunities.  As of August 30, 2002, there were no borrowings under this facility.

In fiscal 2000, InSight completed two acquisitions as follows: two Fixed Facilities in Indianapolis and Clarksville, Indiana, respectively; and a 90% interest in a partnership which owns a Center in Wilkes-Barre, Pennsylvania.  In fiscal 2002, the Company purchased the remaining 10% interest in the partnership.  InSight utilized bank financing to fund the purchase price of these acquisitions.

In fiscal 2000, InSight opened the following:  a radiology co-source outpatient Fixed Facility in Granada Hills, California; a radiology co-source outpatient Center in Henderson, Nevada; and an Open MRI Fixed Facility in Pleasanton, California.  These were financed through both capital leases and internally generated funds.

In fiscal 2001, InSight opened a radiology co-source outpatient Fixed Facility in Marina Del Rey, California, which was financed with internally generated funds and a capital lease; and a PET fixed-site center in Louisville, Kentucky, which was financed with outside financing.  In the first quarter of fiscal 2003, the Company sold its interest in the PET fixed-site center.

In fiscal 2002, InSight opened a radiology co-source outpatient Fixed Facility in Largo, Florida, which was financed with an operating lease: and a Fixed Facility in Bangor, Maine, which was financed with internally generated funds.

In the first quarter of fiscal 2003, the Company opened a Fixed Facility in Encinitas, California, which was financed with internally generated funds and a capital lease.

GOVERNMENT REGULATION

The health care industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on permissible activities of the Company, the costs of doing business and the amount of reimbursement by government and private payors.  The federal government and all states in which the Company operates regulate various aspects of the Company’s business. Failure to comply with these laws could adversely affect the Company’s ability to receive reimbursement for its services and could subject the Company and its officers and agents to civil and criminal penalties.

FEDERAL FALSE CLAIMS ACT:  There has been an increase in actions brought under the federal False Claims Act and, in particular, under the Act’s qui tam or  “whistleblower” provisions.  These provisions allow a private individual to initiate an action in the name of the government alleging that the defendant has submitted false claims seeking payment from the federal government.  After the whistleblower initiates the lawsuit, the government must decide whether to intervene and take over prosecution of the case.   During the period when the government is determining whether to intervene, all pleadings remain under seal and the pendency of the lawsuit is kept secret, even from the named defendants.  If the government declines to join the lawsuit, the whistleblower may choose to pursue the case without the government’s assistance.  In that event, however, the government must be kept apprised of the progress of the lawsuit, and retains the right to intervene at a later stage.

An entity found to have violated the federal False Claims Act must pay three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim, as well as the government’s attorneys’ fees.  To establish liability, the government (or the whistleblower) must prove that the defendant acted “knowingly.”  Under the Act, false claims are submitted knowingly when the provider has actual knowledge of their falsity or acts with deliberate ignorance or reckless disregard of their truth or falsity.  Simple negligence, however, should not give rise to liability. Thus, if an entity knowingly submits or causes another person to submit a false claim to the government, it may be liable under the Act.  Assuming the government could prove the requisite intent on the part of the Company, examples of actions which may lead to potential False Claims Act exposure are:  (i) failure to comply with the many technical billing requirements applicable to the Company’s Medicare and Medicaid business; (ii) failure to comply with Medicare requirements concerning the circumstances under which a hospital, rather than the Company, must bill Medicare for diagnostic imaging services the Company provides to outpatients treated by the hospital; (iii) failure of the Company’s hospital customers to accurately identify and report the Company’s reimbursable and allowable services to Medicare; (iv) failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal health care programs, or the prohibition against employing or contracting with any person or entity excluded from any federal health care programs; (v) failure to comply with the Medicare physician supervision requirements for the services the Company provides, or the Medicare documentation requirements concerning such physician supervision; (vi) violations of the Anti-kickback Statute or Stark Law (see “Anti-kickback Statues” and “Stark II; State Physician Self-Referral Laws”); and (vii) the past conduct of the businesses the Company has acquired.

Whether or not the federal government intervenes in the False Claims Act lawsuit, it is entitled to the lion’s share of any recovery.   In a successful action, the whistleblower is generally awarded no less than 15%, but no more than 30%, of the recovery.  The percentage to which the whistleblower is entitled varies, depending on whether the government intervened in the case and other factors.

Recently, the number of False Claims Act suits brought against health care providers by government regulators and private individuals has increased substantially. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act.  If a False Claims Act case is brought against the Company, even if it is dismissed with no judgment or settlement, the Company could incur substantial legal fees and other costs relating to an investigation or litigation. The Company strives to ensure that its documentation is complete, its billing and coding are accurate, and that all aspects of its operations are consistent with regulatory requirements.  See “Compliance Program.”  However, the costs of defending False Claims Act lawsuits, as well as the sanctions that may be imposed under the Act and the diversion of management resources could adversely affect the Company’s business, financial condition and results of operations.

ANTI-KICKBACK STATUTES:  The Company is subject to numerous federal and state laws governing financial and other arrangements between and among health care providers, payors and other industry participants.   One of the most prominent of these laws is the federal anti-kickback statute.  This statute prohibits the knowing and willful solicitation, offer, payment or acceptance of any remuneration, direct or indirect, in cash or in kind, in return for, or to induce the referral of items or services covered by Medicare, Medicaid and certain other governmental health care programs.  To establish anti-kickback liability the government must prove that the defendant acted intentionally.  Violation of the anti-kickback statute may result in criminal and civil penalties and exclusion from Medicare, Medicaid and other federal health care programs.

As noted above, some courts have permitted False Claims Act whistleblowers to file actions based on alleged anti-kickback violations.  In addition, many states have enacted similar statutes, applying the kickback prohibitions outside the context of federally sponsored health care benefit programs.

In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services (“HHS”), the courts and Congress of financial arrangements between health care providers and potential referral sources to ensure that such arrangements do not violate the anti-kickback statute.  The statute is broadly worded and several courts have liberally construed its provisions.  Consequently, many common industry practices could violate the statute if undertaken with the requisite intent to induce the referral of Medicare or Medicaid business.

Not surprisingly, the anti-kickback statute has been applied to a wide range of financial arrangements, including under certain circumstances:  (i) distributions of partnership and corporate profits to investors who refer federal health care program patients to a corporation or partnership in which they have an ownership interest; and  (ii) service contracts and equipment leases that are intended, even if only in part, to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish items or services reimbursable by a federal health care program. The anti-kickback statute, however, does contain exceptions and the Secretary of HHS has promulgated several regulatory “safe harbors.”  Arrangements that meet the specific requirements of a safe harbor are protected from liability under the anti-kickback statute.  These safe harbors are narrowly drawn and many financial relationships common in the industry do not qualify for protection.  The failure of an arrangement to fit within a safe harbor, however, does not mean that the arrangement is illegal.  Rather, such arrangements are subject to a traditional facts and circumstances analysis to determine whether they run afoul of the anti-kickback statute’s prohibitions.

The Company believes that its operations materially comply with the federal anti-kickback statute and similar regulatory prohibitions.  However, because of the breadth of the statute and the narrowly drawn exceptions and safe harbors, not all of the Company’s arrangements fit within an exception or qualify for safe harbor protection.  Compliance with the safe harbor requirements, however, is not mandatory and the Company believes that its arrangements that do not fit within a safe harbor are nonetheless appropriate.  Because the anti-kickback statute and similar laws have been broadly interpreted, there can be no assurance that law enforcement officials or others will not challenge the Company’s operations under these statutes.  Should any anti-kickback investigation be initiated or claim filed, it would divert the attention of management, negatively affecting the Company.  Moreover, the costs of defending such a claim, as well as any sanctions that may be imposed on the Company, could adversely affect the Company’s business, financial condition and results of operations.

CIVIL MONEY PENALTY LAW AND OTHER FEDERAL STATUTES:  The Civil Money Penalty (“CMP”) law covers a variety of practices.  It provides a means of administrative enforcement of the anti-kickback statute, and prohibits false claims, claims for medically unnecessary services, violations of Medicare participating provider or assignment agreements and other practices.  The statute gives the Office of the Inspector General of HHS the power to seek substantial civil fines, exclusion and other sanctions against providers or others who run afoul of the CMP prohibitions.

In addition to the anti-fraud statutes described above, in 1996, Congress created the new federal crimes of health care fraud and making false statements relating to health care matters.   The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors.  A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs.  The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services, including those provided by private payors.  A violation of this statute is a felony and may result in fines or imprisonment.

The Company believes that its operations materially comply with the CMP law and the new health care fraud statutes.  These prohibitions, however, are broadly worded and there is limited authority interpreting their parameters.  Therefore, there can be no assurance that the government will not pursue a claim against the Company based on these statutes.  Such a claim would divert the attention of management and could result in substantial penalties which could adversely affect the Company’s business, financial condition and results of operations.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT (“HIPAA”):  In 1996, Congress passed HIPAA.  Although the main focus of HIPAA was to make health insurance coverage portable, HIPAA has become a short-hand reference to new standards for electronic transactions and privacy and security obligations imposed on providers and others who handle personal health information.  HIPAA requires most health care providers to adopt standard formats for common electronic transactions with health plans, and to maintain the privacy and security of individual patients’ health information.  The privacy standards will go into effect in April 2003 and the standards for electronic transactions in October 2003.

The Company is beginning to address compliance with HIPAA and expects to spend approximately $1.5 million for necessary software upgrades to make its proprietary computer operating system compliant with HIPAA privacy standards by April 2003 and HIPAA transaction standards by October 2003 (of which approximately $0.3 million had been spent as of June 30, 2002).  A violation of HIPAA’s privacy provisions may result in criminal and civil penalties, which could adversely affect the Company’s business, financial condition and results of operations.

STARK II; STATE PHYSICIAN SELF-REFERRAL LAWS:  The federal Physician Self-Referral or “Stark” law prohibits a physician from referring Medicare patients for certain “designated health services” (“DHS”) to an entity with which the physician (or an immediate family member of the physician) has a financial relationship unless an exception applies.  In addition, the receiving entity is prohibited from billing for services provided pursuant to the prohibited referral.

Designated health services under Stark include radiology services (MRI, CT, x-ray, ultrasound and others), radiation therapy, inpatient and outpatient hospital services and several other services.  A violation of the Stark law does not require a showing of intent.  If a physician has a financial relationship with an entity that does not qualify for an exception, the referral of Medicare patients to that entity for DHS is prohibited and, if the entity bills for such services, the Stark sanctions apply.

Sanctions for violating Stark include denial of payment, mandatory refunds, civil money penalties and /or exclusion from the Medicare program. In addition, some courts have allowed federal False Claims Act lawsuits premised on Stark Law violations.

The federal Stark Law prohibition is expansive, its statutory language ambiguous, and the guidance from the regulators often contradictory.  Consequently the statute has been notoriously difficult to interpret.   In 1995, the Health Care Financing Administration (recently renamed CMS) published final regulations interpreting the Stark prohibition as applied to clinical laboratory services.  In 1998, CMS released proposed regulations interpreting Stark as applied to all DHS.  In 2001, CMS finally published a portion of the final Stark regulations.  These regulations went into effect in January 2002.  The second portion or phase of the final Stark regulations has yet to be published.  With each set of regulations, CMS’s interpretation of the statute evolved.  This has resulted in considerable confusion concerning the scope of the referral prohibition and the requirements of the various exceptions.

CMS has not given a definitive date for the publication of the remaining final regulations.  It is noteworthy, however, that the agency has taken the position that the Stark Law is self-effectuating and does not require implementing regulations.   Thus, the government believes that physicians and others must comply with the Stark Law prohibitions regardless of the state of the regulatory guidance.

The Stark Law does not directly prohibit referral of Medicaid patients, but rather denies federal financial participation to state Medicaid programs for services provided pursuant to a tainted referral.  Thus, Medicaid referrals are subject to whatever sanctions the relevant state has adopted.  Several states in which the Company operates have enacted or are considering legislation that prohibits “self-referral” arrangements or requires physicians or other health care providers to disclose to patients any financial interest they have in a health care provider to whom they refer patients.  Possible sanctions for violating these state statues include loss of licensure, civil fines and criminal penalties.  The laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies.  Nonetheless, strict enforcement of these requirements is likely.

The Company believes its operations materially comply with the federal and state physician self-referral laws.  However, given the ambiguity of these statutes, the uncertainty of the regulations and the lack of judicial guidance on many key issues, there can be no assurance that the Stark Law or other physician self-referral regulations will not be interpreted in a manner that could adversely affect the Company’s business, financial condition and results of operations.

FDA:  The U.S. Food and Drug Administration (“FDA”) has issued the requisite approvals for all of the MRI, CT, PET, lithotripsy and Gamma Knife systems used by the Company.  With the exception of certain mammography facilities, the Company believes that no further FDA approval is required in connection with equipment currently in operation or proposed to be operated. Under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, all mammography facilities must have a certificate issued by the FDA.  In order to obtain a certificate, mammography facilities must be accredited by an FDA approved accreditation body (a private, non-profit organization or state agency) or other entity designated by the FDA.

Mammography facilities must also comply with FDA’s mammography standards, which include annual inspections by an FDA approved accreditation body or FDA designated entity.  Compliance with FDA mammography quality standards, which apply to diagnostic and screening mammography, is also required for Medicare reimbursement.  Congress has extended Medicare benefits to include coverage of screening mammography.

Although all of the Company’s facilities that provide mammography services currently are accredited by the Mammography Accreditation Program of the American College of Radiology, an FDA approved accreditation body, and the Company anticipates continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in revocation or suspension of certification by the FDA, ineligibility for Medicare reimbursement and sanctions, including monetary penalties.

RADIOLOGIST AND FACILITY LICENSING:  The radiologists with whom the Company contracts to provide professional services are subject to licensing and related regulations by the states, including registrations relating to the use of radioactive materials.  The Company requires its radiologists to maintain appropriate licensure and registrations.  In addition, some states also impose licensing or other requirements on the Company or its facilities, and other states may impose similar requirements in the future.  Some local authorities also require the Company to obtain various licenses, permits and approvals.  The Company believes that it has obtained all material licenses and permits; however, no assurance can be made either that the criteria governing licensing or permitting will not evolve or that additional laws and licensing requirements governing the Company’s facilities will not be enacted.  Such changes could adversely affect on the Company’s business, financial condition and results of operations.

LIABILITY INSURANCE:  The hospitals and physicians who use the Company’s diagnostic imaging systems are involved in the delivery of health care services to the public and, therefore, are exposed to the risk of liability claims. The Company’s position is that it does not engage in the practice of medicine.  The Company provides only the equipment and technical components of diagnostic imaging, including certain limited nursing services, and has not experienced any material losses due to claims for malpractice.  Nevertheless, claims for malpractice have been asserted against the Company in the past and any future claims, if successful, could entail significant defense costs and result in substantial damage awards to the claimants, which may exceed the limits of any available insurance coverage.  The Company maintains professional liability insurance in amounts it believes are adequate for its business of providing diagnostic imaging, treatment and management services.  In addition, the radiologists or other health care professionals with whom the Company contracts are required by their contracts to carry adequate medical malpractice insurance.  Successful malpractice claims asserted against the Company, to the extent not covered by the Company’s liability insurance, could adversely affect the Company’s business, financial condition and results of operations.

INDEPENDENT DIAGNOSTIC TREATMENT FACILITIES:  CMS has established a new category of Medicare provider intended to replace Independent Physiological Laboratories (“IPLs”), referred to as Independent Diagnostic Treatment Facilities (“IDTFs”). Under the IDTF regulations, imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups.  The IDTF regulations include more specific operational requirements than were previously required for IPLs.  The Company has converted all of its Centers and Fixed Facilities from IPLs to IDTFs, except in those states where the medical group model is required.  In addition, since the IDTF designation is relatively new, it is unclear to what extent and in what manner IDTFs will be monitored by CMS, but it is probable that CMS will exercise increased oversight of IDTFs compared to IPLs.   This could adversely affect the Company’s business, financial condition and results of operations.

CERTIFICATES OF NEED:  Some states require hospitals and certain other health care facilities and providers to obtain a certificate of need (“CON”) or similar regulatory approval before: (i) establishing certain health care operations or services; (ii) incurring certain capital expenditures; and/or  (iii) the acquisition of major medical equipment including MRI, PET and Gamma Knife systems. CON regulations may limit or preclude the Company from providing diagnostic imaging services or systems in certain states. The Company believes it has complied or will comply with applicable CON requirements in those states where it operates.  Nevertheless, a significant increase in the number of states regulating the Company’s business within the CON or state licensure framework could adversely affect the Company’s business, financial condition and results of operations.  Conversely, repeal of existing CON regulations in jurisdictions where the Company has obtained or operates under a CON could also adversely affect the Company’s business, financial condition and results of operations as barriers to entry are reduced or removed.  This is an area of continuing legislative activity, and there can be no assurance that the CON and licensing statutes will not be modified in the future in a manner which could adversely affect the Company’s business, financial condition and results of operations.

REIMBURSEMENT OF HEALTH CARE COSTS

MEDICARE:  The Medicare program is a federal health insurance program that provides certain health care benefits to beneficiaries who are 65 years of age or older, disabled or otherwise qualified to receive coverage.  “Part A” of the Medicare program provides reimbursement for inpatient hospital and other facility services and “Part B” of the program provides reimbursement for certain physician, diagnostic and other outpatient services.  Providers are paid by the federal government in accordance with regulations promulgated by the HHS.  Generally, providers must accept Medicare payments as payment in full and can recover only limited deductible and co-insurance amounts from Medicare beneficiaries.  Under Medicare Part B, the reimbursement available for radiology services includes a component for the professional services (the “professional component”) as well as a “technical component” for overhead expenses such as the facilities, equipment and non-physician staff.

CMS recently implemented a new prospective payment system for hospital outpatient services (“OPPS”). Effective August 1, 2000, Medicare began paying hospitals for outpatient services based on ambulatory payment classification (“APC”) groups rather than on a hospital’s costs.  Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (“BBA”) to soften the negative financial effects for a specific period of time (through 2003).   Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through payments for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.

As the BBA transitional payments phase out or expire, some of the Company’s hospital customers may decide to discontinue or restructure their arrangements with providers of diagnostic imaging services.  This may have a material adverse effect on the Company’s operations.   In addition, the Benefits Improvement and Protection Act of 2000 (“BIPA”) included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced.  Effective January 1, 2002, CMS reduced payment for unenhanced diagnostic procedures and increased payment for contrast-enhanced diagnostic procedures.   The extent to which this disparity in reimbursement will continue is unclear.

Congressional and regulatory actions reflect industry-wide cost containment pressures which the Company believes will affect all health care providers for the foreseeable future. Even though a recent initiative by CMS to impose a 24% reduction in Medicare payment for the technical component of diagnostic imaging services provided in non-hospital settings was indefinitely postponed due to flaws in CMS cost study methodology, CMS has indicated that it will continue to evaluate diagnostic imaging technical component reimbursement.  There can be no assurance that Medicare Part B payment for diagnostic imaging services will not be further reduced in the future, which could adversely affect the Company’s business, financial condition and results of operations.

In order for the Company’s hospital customers to receive payment from Medicare with respect to the Company’s Mobile Facilities, the services must be furnished in a “provider-based” department or be a covered service furnished “under arrangements.”  On April 7, 2000, Medicare published new rules establishing financial, clinical and administrative criteria for “provider-based” departments, as well as new requirements for management contracts for “provider-based” departments. These rules were amended on August 1, 2002 and impose stricter standards for services provided offsite of a hospital than for services provided on a hospital campus.  The Company’s services to hospitals may not meet Medicare’s new standards for being a “provider-based” service.  If the Company’s services to hospital customers are not furnished in a “provider-based” setting, the services would not be covered by Medicare unless they are found to be a service furnished “under arrangements” to a hospital.  The extent to which “under arrangements” services may be covered by Medicare when they do not meet the “provider-based” standards is unclear.  In BIPA, Congress “grandfathered” until October 1, 2002 all sites that were paid as “provider-based” sites as of October 1, 2000.  The August 2002 revisions to the regulations extend the compliance deadline for “existing services” to the first cost reporting period for a hospital that begins after July 1, 2003.  During the extended grandfather period, existing services continue to be treated as “provider-based” and are not subject to penalties for past non-compliance so long as they either have a prior written determination of “provider-based” status, or apply for “provider-based” status before expiration of the extended grandfather period.  As the Medicare rules are clarified it may be necessary for the Company to modify the contracts it has with hospital customers or to take other steps that may affect the Company’s contract services revenues or the manner in which the Company furnishes services to its hospital customers.  These changes could have adversely affect on the Company’s business, financial condition and results of operations.

MEDICAID:  The Medicaid program is a jointly-funded federal and state program providing coverage for low–income persons.   Apart from certain federally mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide health care services to Medicaid patients through managed care organizations.  In addition, in a number of states, state Medicaid agencies have refused to permit entities organized as IDTFs (such as most of the Company’s Centers and Fixed Facilities) to participate in the Medicaid program because the volume of services that the Company provides to Medicaid patients is limited.

MANAGED CARE: Health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care organizations attempt to control the cost of health care services, including imposing lower payment rates, limiting services or mandating less costly treatment alternatives.  Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels.  The development and expansion of HMOs, PPOs and other managed care organizations within the Company’s regional networks will increase payor control over patients’ access to diagnostic imaging services, the selection of the service provider and the amount of reimbursement.  This could have a negative impact on utilization of the Company’s services in certain markets and/or affect the revenue per procedure which the Company can collect.  The competition among health care providers for contracts with all types of managed care organizations has resulted in an average term of such contracts of between one and three years.  See "Item 1. Business — Customers and Contracts”.

Some states have adopted expanded laws or regulations restricting the assumption of financial risk by health care providers contracting with health plans.  While the Company is not currently subject to such regulations, it or its customers may in the future be restricted in their ability to assume financial risk, or may be subjected to reporting requirements if they do so.  Any such restrictions could negatively affect the Company’s contracting relationships with health plans and could adversely affect the Company’s business, financial condition and results of operations.

PRIVATE INSURANCE:  Private health insurance programs generally have authorized payment for the Company’s services on satisfactory terms.  If Medicare reimbursement is reduced, the Company believes it is likely that private health insurance programs will follow suit, which could adversely affect the Company’s business, financial condition and results of operations.

SALES AND MARKETING

The Company selectively invests in marketing activities to obtain new sources of revenues for the Company, expand business relationships, grow revenues at its existing facilities and maintain present business alliances and contractual relationships.  Marketing activities for the Company’s Centers and Fixed Facilities include education programs for physicians and physicians offices’ on new applications and uses of technology, customer service programs and contracting with insurance payors for volume discounts.  Marketing activities for the Company’s Mobile Facilities include direct marketing to hospitals and developing leads through current customers, equipment manufacturers and other vendors, and education programs for physicians associated with hospital customers.

COMPETITION

The health care industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers.  The Company competes principally on the basis of its reputation for productive and cost-effective quality services.  The Company’s operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment.  The Company will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Imaging, Inc., Shared Medical Services, Medical Resources, Inc., Medquest, Inc., Radiologix, Inc., U.S. Diagnostic Inc., Syncor International Corporation, and certain of their affiliates.  Some of the Company’s direct competitors that provide contract diagnostic imaging services may have access to greater financial resources than the Company.

Certain hospitals, particularly the larger hospitals, may be expected to directly acquire and operate imaging and treatment equipment on-site as part of their overall inpatient servicing capability, assume the associated financial risk, employ the necessary technologists and satisfy applicable CON and licensure requirements, if any.  Historically, smaller hospitals have been reluctant to purchase imaging and treatment equipment.  This reluctance, however, has in the past encouraged the entry of start-up ventures and other established business operations into the diagnostic imaging business.  As a result, there have been periods in the recent past when there has been significant excess capacity in the diagnostic imaging business in the United States, which can negatively affect utilization and reimbursement.   In addition, some physician practices that have not purchased imaging equipment may decide to do so, in light of the flexibility provided by the final Physician Self-Referral regulations adopted in January 2001 and the increased availability of lower-cost specialty MRI systems and in so doing would compete with the Company.

CUSTOMERS AND CONTRACTS

The Company’s revenues are primarily generated from contract services and patient services.  Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee for-service arrangements in which revenues are based upon a contractual rate per procedure; (ii) management fees; and (iii) equipment rental in which revenues are generally based upon a fixed monthly rental.  Contract services revenues are primarily earned through Mobile Facilities and are generally paid pursuant to hospital contracts with a life span of up to five years.

Patient services revenues are generally earned from services billed directly to patients or third-party payors (generally managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds), on a fee-for-service basis and are primarily earned through Centers, Fixed Facilities and certain Mobile Facilities.

The Company’s Fixed Facilities and Centers are principally dependent on the Company’s ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties.  The Company’s eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s insurance carrier (primarily if the insurance is provided by a managed care organization).  The Company currently has in excess of 1,000 contracts with managed care organizations for diagnostic imaging services provided at the Company’s Fixed Facilities and Centers primarily on a discounted fee-for-service basis.  Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels.  A significant decline in referrals and/or reimbursement rates would adversely affect the Company’s business, financial condition and results of operations. See “Item 1. Business — Reimbursement of Health Care Costs” and “Managed Care”.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

The Company has technologically advanced, state-of-the-art diagnostic imaging equipment.  The Company owns or leases 200 diagnostic imaging and treatment systems, of which 138 are conventional MRI systems, 25 are Open MRI systems, 21 are CT scanners, four are lithotripters, nine are PET scanners, two are radiation oncology systems, and one is a Gamma Knife.  The Company owns 166 of its imaging and treatment systems, has capital leases for 26 systems and has operating leases for the remaining 8 systems.  Of the Company’s 138 conventional MRI systems, 78% have magnet strength of 1.5 Tesla and 20% have magnet strength of 1.0 Tesla.  Currently, the industry standard magnet strength for fixed and mobile MRI systems is 1.5 Tesla.  The Company is in the process of upgrading or replacing its remaining conventional MRI systems from magnet strengths of less than 1.0 Tesla to magnet strengths of at least 1.0 Tesla.

The Company continues to evaluate the mix of its diagnostic imaging equipment in response to changes in technology and to the surplus capacity in the marketplace.  The overall technological competitiveness of the Company’s equipment continues to improve through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment.

Several substantial companies are presently engaged in the manufacture of MRI (including Open MRI), PET, CT and other diagnostic imaging equipment, including General Electric Company (“GE”), Hitachi Medical Systems, Siemens Medical Systems, and Phillips Medical Systems. The Company maintains good working relationships with many of the major manufacturers to better ensure an adequacy of supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific diagnostic or treatment center to be established.

COMPLIANCE PROGRAM

The Company voluntarily implemented a program to monitor compliance with federal and state laws and regulations applicable to health care entities.  The Company has appointed a compliance officer who is charged with implementing and supervising the compliance program, which includes a code of ethical conduct for the Company’s employees and affiliates and a process for reporting regulatory or ethical concerns to the compliance officer, including a toll-free telephone hotline.  Management believes that the Company’s compliance program meets the relevant standards provided by the Office of the Inspector General of the HHS.  An important part of the compliance program consists of conducting periodic reviews of various aspects of the Company’s operations.  The compliance program also contemplates mandatory education programs designed to familiarize the Company’s employees with the regulatory requirements and specific elements of the compliance program.

EMPLOYEES

As of August 30, 2002, the Company had approximately 1,200 full-time, 80 part-time and 350 per diem employees.  None of the Company’s employees are covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS DISCLOSURE

This report on Form 10-K includes “forward-looking statements. “  Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, its competitive strengths and weaknesses, its business strategy and the trends the Company anticipates in the industry and economies in which the Company operates and other information that is not historical information and, in particular, appear under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations, “ and “Business. “  When used in this report the words “estimates, ” “expects, ” “anticipates, ” “projects, ” “plans, ” “intends, ” “believes, ” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions.  The Company’s expectations, beliefs and projections are expressed in good faith, and the Company believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report.  Important factors that could cause the Company’s actual results to differ materially from the forward-looking statements made in this report are set forth in this report, including the factors described in the section entitled “Risk Factors,” and the following:

•                  limitations and delays in reimbursement by third-party payors;

•                  contract renewals and financial stability of customers;

•                  conditions within the health care environment;

•                  adverse utilization trends for certain diagnostic imaging procedures;

•                  the Company’s ability to successfully integrate acquisitions;

•                  market competition;

•                  the potential for rapid and significant changes in technology and their effect on the Company’s operations;

•                  operating, legal, governmental and regulatory risks; and

•                  economic, political and competitive forces affecting the Company’s business.

If any of these risks or uncertainties materialize, or if any of the Company’s underlying assumptions are incorrect, the Company’s actual results may differ significantly from the results that it expresses in or implies by any of its forward-looking statements.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

RISK FACTORS

RISKS RELATING TO THE COMPANY AND THE DIAGNOSTIC IMAGING INDUSTRY

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for the Company’s services or create downward pricing pressure, which would result in a decline in the Company’s revenues and harm its financial position.

The Company derives approximately 52% of its revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services the Company provides could have a significant negative impact on those revenues. Moreover, the Company’s health care provider customers on whom the Company depends for approximately 48% of its revenues generally rely on reimbursement from third-party payors.  In the past, initiatives have been proposed and implemented which have had the effect of decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Similar initiatives enacted in the future may have an adverse impact on the Company’s financial condition and operations.  See “Item 1. Business — Reimbursement of Health Care Costs.”

Any changes in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which the Company or its customers can obtain reimbursement or the amounts reimbursed the Company or the Company’s customers for services provided by the Company.  If third-party payors reduce the amount of their payments to the Company’s customers, its customers may seek to reduce their payments to the Company or seek an alternate supplier of diagnostic imaging services.  Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and clinics the Company bills directly, the Company has lowered and may continue to need to lower its fees to retain existing customers and attract new ones.  These reductions could have a significant adverse effect on the Company’s revenues and financial results by decreasing demand for its services or creating downward pricing pressure.

The Company’s revenues may fluctuate or be unpredictable and this may harm its financial results.

The amount and timing of revenues that the Company may derive from its business will fluctuate based on:

•                  variations in the rate at which customers renew their contracts;

•                  the extent to which the Company’s mobile customers convert into a fixed-site operation and choose not to continue using its services;

•                  changes in the number of days of service the Company can offer with respect to a given diagnostic imaging or therapeutic system due to equipment malfunctions or seasonal factors; and

•                  the mix of contract services and patient services billing.

The Company may not be able to reduce its expenses, including its debt service obligations, quickly enough to respond to these declines in revenues, which would make its business difficult to operate and would harm its financial results.

A failure to meet the Company’s capital expenditure requirements can adversely affect its business.

The Company operates in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of de novo centers, or new operations, and the acquisition of additional businesses and new imaging equipment.  The Company incurs capital expenditures to, among other things:

•                  upgrade its imaging systems and software;

•                  purchase systems upon termination of operating leases; and

•                  purchase new systems.

To the extent the Company is unable to generate sufficient cash from its operations or funds are no longer available under its credit facilities, it may be unable to meet its capital expenditure requirements and therefore unable to achieve the Company’s estimates of operating income growth.  Furthermore, there can be no assurance that the Company will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to it, if at all.

The Company may experience competition from other diagnostic imaging companies and this competition could adversely affect its revenues and its business.

The market for diagnostic imaging services and systems is competitive.  If the Company is unable to successfully compete, its customer base would decline and its business, financial condition and results of operations would be harmed.  See “Item 1. Business-Competition”.

Managed care organizations may prevent health care providers from using the Company’s services, causing it to lose current and prospective customers.

Health care providers participating as providers under managed care plans may be required to refer diagnostic imaging procedures to specific imaging service providers depending on the plan in which each covered patient is enrolled.  These requirements currently inhibit health care providers from using the Company’s diagnostic imaging services in some cases.  The proliferation of managed care may prevent an increasing number of health care providers from using the Company’s services in the future, which would cause its revenues to decline.

The Company’s fixed-site centers depend on physician referrals and contractual arrangements with insurance carriers for their business.

The Company’s fixed-site centers are principally dependent on their ability to attract referrals from physicians and other health care providers representing a variety of specialties.  The Company’s eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s health plan.  The Company currently has in excess of 1,000 contracts with managed care organizations for diagnostic imaging services provided at the Company’s fixed-site centers, primarily on a discounted fee-for-service basis.  A significant decline in referrals would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to renew or maintain its customer contracts, which would harm its business and financial results.

Upon expiration of the Company’s customer contracts, it is subject to the risk that customers will cease using its imaging services and purchase or lease their own imaging systems or use the Company’s competitors’ imaging systems.  Approximately one-third of the Company’s MRI contracts will expire in the fiscal year ending June 30, 2003.  If these contracts are not renewed or are renewed at lower prices, the Company could experience a significant negative impact on its business.  The Company’s mobile contract renewal rate for the fiscal year ended June 30, 2002 was approximately 85%.  It is not always possible to immediately obtain replacement customers, and historically many replacement customers have been smaller facilities which have a lower number of scans than lost customers.  Although the non-renewal of a single customer contract would not have a material impact on the Company’s contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

The Company may be subject to professional liability risks which could be costly and negatively impact its business and financial results.

The Company has not experienced any material losses due to claims for malpractice.  However, claims for malpractice have been asserted against the Company in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage.  While the Company maintains professional liability insurance, there can be no assurance that any claim against it will not exceed the amount of its insurance.  Successful malpractice claims asserted against the Company, to the extent not covered by the Company’s liability insurance, could have a material adverse effect on its business, financial condition and results of operations.

In addition to being exposed to claims for malpractice, there are other professional liability risks to which the Company is exposed through its operation of diagnostic imaging systems. See “Item 1. Business — Diagnostic Imaging and Treatment Technology.”

To protect against possible professional liability either from malpractice claims or the other risks described above, the Company maintains professional liability insurance.  However, if the Company is unable to maintain insurance in the future at an acceptable cost or at all or if its insurance does not fully cover it, and a successful malpractice or other professional liability claim was made against the Company, the Company could incur substantial losses.  Any successful malpractice or other professional liability claim made against the Company not fully covered by insurance could be costly to defend against, result in a substantial damage award against the Company and divert the attention of its management from its operations, which could have a material adverse effect on its business, financial condition and results of operations.

Technological change in the Company’s industry could reduce the demand for its services and require it to incur significant costs to upgrade its equipment.

Technological change in the MRI industry has been gradual since the last technological advancements were made in 1994.  Although the Company believes that substantially all of its MRI and other diagnostic imaging systems are upgradeable to maintain their state-of-the-art character, the development of new technologies or refinements of existing ones might make its existing systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, its systems.  MRI and other diagnostic imaging systems are currently manufactured by numerous companies.  Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market may result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of the Company’s systems may be accelerated.  Although the Company is aware of no imminent substantial technological changes, should such changes occur, there can be no assurance that it would be able to acquire the new or improved systems.

The development of new scanning technology or new diagnostic applications for existing technology may require the Company to adapt its existing technology or acquire new or technologically improved systems in order to successfully compete.  In the future, however, it may not have the financial resources to do so, particularly given its indebtedness.  In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as the Company.

The Company’s failure to effectively make or integrate acquisitions and establish co-sourcing arrangements through partnerships with hospitals and other health care providers could impair its business.

As part of the Company’s business strategy, it has pursued and intends to continue to pursue strategic acquisitions and establish co-sourcing arrangements through partnerships and joint ventures with hospitals and other health care providers.  It is continuously evaluating acquisition opportunities and consolidation possibilities, and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential transactions.  There can be no assurance that the Company will succeed in identifying suitable acquisition or co-sourcing candidates or in consummating any such acquisitions or co-sourcing arrangements.  The Company’s acquisition and co-sourcing strategies require substantial capital which may exceed the funds available to it from internally generated funds and under the Company’s credit facilities.  There can be no assurance that the Company will be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to it, if at all.

Additionally, acquisitions involve the integration of acquired operations with the Company’s operations.  Integration involves a number of risks, including:

•                  demands on management related to the increase in the Company’s size after an acquisition;

•                  the diversion of the Company’s management’s attention from the management of daily operations to the integration of new operations;

•                  integration of information systems;

•                  difficulties in the assimilation and retention of employees;

•                  potential adverse effects on operating results; and

•                  challenges in retaining customers and referral sources.

Although the Company believes that it has successfully integrated acquisitions in the past, there can be no assurance that it will be able to successfully integrate the operations of any future acquisitions.  If it does not successfully integrate acquisitions, the Company may not realize anticipated operating advantages, economies of scale and cost savings.  Also, the Company may not be able to maintain the levels of operating efficiency acquired companies will have achieved or might achieve separately.  Successful integration of each of their operations will depend upon the Company’s ability to manage those operations and to eliminate redundant and excess costs.

Loss of key executives and failure to attract qualified managers, technologists and salespersons could limit the Company’s growth and negatively impact its operations.

The Company depends upon its management team to a substantial extent.  As the Company grows, it will increasingly require field managers and salespersons experience in its industry and skilled technologist to operate its diagnostic equipment.  It is impossible to predict the availability of qualified field managers, salespersons and technologists or the compensation levels that will be required to hire them.  In particular, there is a very high demand for qualified technologists who are necessary to operate the Company’s systems.  The Company may not be able to hire and retain a sufficient number of technologists, and it may be required to pay bonuses and higher salaries to its technologists, which would increase its expenses.  The loss of the services of any member of the Company’s senior management or the Company’s inability to hire qualified field managers, salespersons and skilled technologists at economically reasonable compensation levels could adversely affect its ability to operate and grow its business.

The Company’s PET services and some of its other imaging services require the use of radioactive materials, which could subject the Company to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

The Company’s PET services and some of its other imaging and therapeutic services require radioactive materials.  While this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury.  The Company is subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products.  Although the Company believes that its safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, it cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials.  In the event of an accident, the Company would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of its insurance.  The Company may not be able to maintain insurance on acceptable terms, or at all.  The Company could incur significant costs and the diversion of its management’s attention in order to comply with current or future environmental, health and safety laws and regulations.

The Company may be unable to effectively maintain its imaging and therapeutic systems or generate revenues when its systems are not fully operational.

Timely, effective service is essential to maintaining the Company’s reputation and high utilization rates on its imaging systems.  Repairs to one of its systems can take up to two weeks and result in a loss of revenues.  The Company’s warranties and maintenance contracts do not compensate it for loss of revenues when its systems are not fully operational.  The principal components of its operating costs include depreciation, salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs.  Because the majority of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins.  Repairs of the Company’s equipment are performed for it by the equipment manufacturers.  These manufacturers may not be able to perform repairs or supply needed parts in a timely manner.  Thus, if the Company experiences more system malfunctions than anticipated or if it is unable to promptly obtain the service necessary to keep its systems functioning effectively, its revenues could decline and its ability to provide services would be harmed.

The Company’s substantial indebtedness could adversely affect its financial health and prevent the Company from fulfilling its obligations under InSight's 9 7/8% Series B senior subordinated notes.

At June 30, 2002, the Company had total indebtedness of approximately $378.2 million.  The Company’s substantial indebtedness could have important consequences to the Company.  For example, it could:

•                  make it more difficult for the Company to satisfy its obligations with respect to the notes;

•                  increase the Company’s vulnerability to general adverse economic and industry conditions;

•                  require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•                  limit the Company’s flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;

•                  place the Company at a competitive disadvantage compared to its competitors that have less debt; and

•                  limit, among other things, the Company’s ability to borrow additional funds.

In addition, the Company may be able to incur substantial additional indebtedness in the future.  The terms of the indenture governing the notes and the Company's credit agreement allow it to issue and incur additional debt upon satisfaction of certain conditions.  If new debt is added to current debt levels, the related risks described above could intensify.

RISKS RELATING TO GOVERNMENT REGULATION OF THE COMPANY’S BUSINESS

Complying with federal and state regulations is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

The Company is directly or indirectly through its customers subject to extensive regulation by both the federal government and the states in which it conducts its business, including:

•                  the federal False Claims Act;

•                  the federal Medicare and Medicaid Anti-kickback Law, and state anti-kickback prohibitions

•                  the federal Civil Money Penalty Law;

•                  the federal HIPAA;

•                  the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•                  state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians; and

•                  federal and state laws governing the diagnostic imaging and therapeutic equipment used in the Company’s business concerning patient safety, equipment operating specifications and radiation exposure levels.

If the Company’s operations are found to be in violation of any of the laws and regulations to which it or its customers are subject, it may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of its operations.  Any penalties, damages, fines or curtailment of the Company’s operations, individually or in the aggregate, could adversely affect the Company’s ability to operate the Company’s business and its financial results.  The risks of the Company being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.  Any action brought against the Company for violation of these laws or regulations, even if the Company successfully defends against it, could cause it to incur significant legal expenses and divert its management’s attention from the operation of its business.  For a more detailed discussion of the various state and federal regulations to which the Company is subject, see “Item 1. Business – Government Regulation.”

ITEM 2.          PROPERTIES

The Company leases approximately: (i) 20,000 square feet of office space for its executive offices in Newport Beach, California, under a lease expiring in December 2002; (ii) 1,800 square feet of office space for its operations division in Rancho Santa Margarita, California, under a lease expiring in 2004; (iii) 13,000 square feet of office space for a billing office in Farmington, Connecticut, under a lease expiring in 2004; (iv) 4,400 square feet of office space for a billing office in Merrillville, Indiana, under a lease expiring in 2003; (v) 6,000 square feet of office space for a billing office in Santa Ana, California, under a lease expiring in 2004; (vi) 3,000 square feet of office space for a billing office in Scarborough, Maine, under a lease expiring in 2006, and (vii) 1,000 square feet of office space for a billing office in Wilkes-Barre, Pennsylvania, under a lease expiring in 2003.  In July 2002, the Company executed a lease for approximately 24,000 square feet of office space in Lake Forest, California, under a lease expiring in 2007 and intends to relocate its executive offices in the second quarter of fiscal 2003.  The Company believes its facilities are adequate for its reasonably foreseeable needs.  In addition, the following table sets forth the other principal properties used as imaging or treatment facilities by the Company in the Fixed-Site Division (except where otherwise indicated) as of June 30, 2002:

NAME OF FACILITY	APPROXIMATE SQUARE FEET	LOCATION

OWNED:
Northern Indiana Oncology Center	800	Valparaiso, Indiana
Sun Coast Imaging Center (1) (2)	1,000	Largo, Florida
Granada Hills Open MRI Center (1)	1,100	Granada Hills, California
Thorn Run MRI (1)	1,300	Coraopolis, Pennsylvania
Daniel Freeman Open MRI Center (1)	1,400	Marina Del Rey, California
Greater Waterbury Imaging Center (1)	3,700	Waterbury, Connecticut
Berwyn Magnetic Resonance Center (1)	3,800	Berwyn, Illinois
Garfield Imaging Center (1)	5,000	Monterey Park, California
Wilkes-Barre Imaging Center (1)	8,200	Wilkes-Barre, Pennsylvania
LAC/USC Imaging Sciences Center (1)	8,500	Los Angeles, California
InSight Diagnostic Center-Eighth Avenue	10,000	Ft. Worth, Texas
Chattanooga Outpatient Center	14,700	Chattanooga, Tennessee
Harbor/UCLA Diagnostic Imaging Center (1)	15,000	Torrance, California
Diagnostic Outpatient Center (1)	17,800	Hobart, Indiana

LEASED:
Lockport MRI - Maple Road	500	Williamsville, New York
Central Maine Imaging Center	1,000	Auburn, Maine
InSight Diagnostic Imaging Center - N. 18th Place	1,800	Phoenix, Arizona
Metabolic Imaging of Kentucky (2) (3)	1,800	Louisville, Kentucky
Open MRI of Indianapolis	1,900	Indianapolis, Indiana
Lockport MRI – River Road	2,200	N. Tonawanda, New York
Lockport MRI	2,400	Lockport, New York
Open MRI of Southern Regional	2,400	Clarksville, Indiana
Whitney Imaging Center	2,900	Hamden, Connecticut
Redwood City MRI	2,900	Redwood City, California
Lockport MRI – Sheridan Drive	3,800	Tonawanda, New York
Dublin Imaging Center	3,900	Dublin, Ohio
Open MRI of Bangor	4,000	Bangor, Maine
Open MRI of Orange County	4,000	Santa Ana, California
Lockport MRI – Youngs Road	4,000	Williamsville, New York
Open MRI of Pleasanton	4,400	Pleasanton, California
InSight Diagnostic Imaging Center – 15th Avenue	4,600	Phoenix, Arizona
Washington Magnetic Resonance Center	5,000	Whittier, California
Marshwood Imaging Center	5,000	Scarborough, Maine
Lockport MRI – Transit Road	5,200	East Amherst, New York
InSight Diagnostic Imaging Center – Country Club	5,800	Phoenix, Arizona
InSight Diagnostic Imaging Center	5,800	Peoria, Arizona
Parkway Imaging Center	5,800	Henderson, Nevada
InSight Diagnostic Center - Preston Road	5,800	Dallas/Plano, Texas
Imaging Center at Murfreesboro	6,000	Murfreesboro, Tennessee
Open MRI of Hayward	6,500	Hayward, California
Broad Street Imaging Center	6,600	Columbus, Ohio
Ocean Medical Imaging Center	8,500	Tom’s River, New Jersey
Central Maine Imaging Center	8,700	Lewiston, Maine
St. John’s Regional Imaging Center	10,000	Oxnard, California
InSight Diagnostic Imaging Center - E. Thomas Road	10,600	Phoenix, Arizona
InSight Diagnostic Center - Forest Lane	18,500	Dallas, Texas
InSight Mountain Diagnostics	20,000	Las Vegas, Nevada

(1)     The Company owns the building and holds the related land under a long-term lease.

(2)     These facilities are included in the Company’s Mobile Division.

(3)     In the first quarter of fiscal 2003, the Company sold its interest in this fixed-site center.

The Company owns 77,690 square feet of land in Ft. Worth, Texas, upon which the Company intended to build a Center to which certain existing operations in Ft. Worth would be relocated; however, the Company has abandoned those plans.

ITEM 3.                         LEGAL PROCEEDINGS

The Company is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business and has insurance policies covering such potential insurable losses where such coverage is cost-effective.  The Company believes that the outcome of any such lawsuits will not have a material adverse impact on the Company’s business, financial condition and results of operations.

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is not publicly traded on any exchange or in any market.  At August 30, 2002, the Company had five record holders of its common stock.  The Company has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future.  The Company’s credit agreement governing its existing credit facilities and the indenture governing the 9 7/8% Series B senior subordinated notes contain restrictions on its ability to pay dividends on its common stock.

Information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth under “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.                         SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of and for the year ended June 30, 2002, the period from July 1, 2001 to October 17, 2001, and for the years ended June 30, 2001, 2000, 1999 and 1998, has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes as of June 30, 2002 and 2001 and for the year ended June 30, 2002, the period from July 1, 2001 to October 17, 2001, and for the years ended June 30, 2001 and 2000, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report on Form 10-K.  The consolidated operations of the Company after the Acquisition are substantially consistent with the operations of InSight.  The Company has no operations other than its investment in InSight.  InSight is considered the predecessor to the Company in accordance with Regulation S-X.

	Company	Predecessor
	Year Ended June 30, 2002 (7)	Period from July 1 to October 17, 2001
			Years Ended June 30,
			2001	2000	1999	1998
	(Amounts in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues	$155,407	$63,678	$211,503	$188,574	$161,992	$119,018
Operating income (loss) (1) (2) (3)	32,555	(427)	39,819	27,016	17,422	7,770
Interest expense, net	25,168	6,321	23,394	18,696	14,500	6,827
Net income (loss) (4) (5) (6)	9	(4,648)	13,801	7,189	6,112	512

	June 30, 2002		June 30,
			2001	2000	1999	1998
BALANCE SHEET DATA:
Working capital	$35,907		$16,791	$20,814	$24,651	$36,109
Property and equipment, net	172,056		148,255	148,469	90,671	75,146
Goodwill and other intangible assets	235,121		89,202	93,930	80,327	74,831
Total assets	499,401		321,056	328,872	238,304	231,592
Total long-term liabilities	378,234		197,388	221,307	161,266	155,642
Stockholders’ equity	87,376		65,471	51,487	44,106	37,858

(1) Includes a provision for supplemental service fee termination of $6.3 million in 1998.

(2) Includes a provision for reorganization and other costs of $3.3 million in 1999.

(3) Includes an acquisition related compensation charge of $15.6 million in the period from July 1, 2001 to October 17, 2001.

(4) Includes an income tax benefit of $2.1 million in the period from July 1, 2001 to October 17, 2001 and $3.5 million in 1999.

(5) Includes an extraordinary loss on debt extinguishment of $4.4 million in 2002.

(6) No cash dividends have been paid on the Company’s or InSight's common stock for the periods indicated above.

(7) Includes the results of operations of InSight from the date of the Acquisition.

ITEM 7.                              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-K is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements.  The Notes to the Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about the Company and the basis of presentation used in this report on Form 10-K.  This report contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results may differ materially from those indicated in forward-looking statements.  See “Item 1.  Business-Forward-Looking Statements Disclosure and Risk Factors.”

ACQUISITION AND RELATED FINANCING TRANSACTIONS

The Company was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.   The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, Acquisition Corp. were created to acquire all the outstanding shares of InSight.

On October 17, 2001, the Company acquired InSight pursuant to an agreement and plan of merger dated June 29, 2001, as amended, among the Company, Acquisition Corp. and InSight.  Acquisition Corp. was merged with and into InSight, with InSight being the surviving corporation and becoming a wholly owned subsidiary of the Company.  The consolidated operations of the Company after the Acquisition are substantially consistent with the operations of InSight prior to the Acquisition.  In addition, the Company has no operations other than its investment in InSight.  As such, InSight is considered the predecessor to the Company in accordance with Regulation S-X.

Following the Acquisition, the common stock of InSight was delisted from the NASDAQ Small Cap Market.  Pursuant to the terms of the merger agreement, each of InSight’s stockholders received $18.00 in cash for each share of common stock owned prior to the Acquisition.  Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $15.6 million, which is reflected in the accompanying statement of operations of InSight for the period from July 1, 2001 to October 17, 2001.  In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company.  InSight’s stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

Concurrently with the Acquisition, InSight: (i) repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 in an aggregate principal amount of $100 million; (ii) repaid its then outstanding senior credit facilities and certain other indebtedness; and (iii) paid fees and expenses relating to the Acquisition and related financing transactions.

These transactions were financed through:

•                  Borrowings of $150 million under $275 million of new credit facilities;

•                  A $200 million senior subordinated bridge financing; and

•                  The investment by the Company, before equity issuance costs, of $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million.

On October 30, 2001, the Company, through InSight, issued new 9 7/8% senior subordinated notes due 2011 (“Notes”) in the aggregate principal amount of $225 million.  The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which was used for general corporate purposes.  The Company recorded an extraordinary pre-tax loss on extinguishment of the senior subordinated bridge financing of approximately $7.4 million.

BUSINESS DEVELOPMENT

The Company’s objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers.  The strategy is focused on three components.   Firstly, the Company intends to maximize utilization of its existing facilities by: (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) adding new modalities such as CT, ultrasound and bone densitometry at its existing facilities to realize economies of scale and increase overall procedure volume; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; and (vi) maximizing cost efficiencies through increased purchasing power and by continued reduction of expenses.

Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  Management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, recently expanded Medicare coverage of PET procedures and favorable reimbursement levels, although effective January 1, 2002, CMS reduced the Medicare payments for PET services to hospital outpatients, as discussed above.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  In addition, management believes that this will be an area for additional growth because the Company expects hospitals to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company’s ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 12 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.   In connection with the Acquisition and related financing transactions discussed below, InSight has a $75 million delayed draw term loan facility available until October 17, 2003 to pursue acquisition opportunities.  As of August 30, 2002, there were no borrowings under this facility.

In fiscal 2000, InSight completed two acquisitions as follows: two Fixed Facilities in Indianapolis and Clarksville, Indiana, respectively; and a 90% interest in a partnership which owns a Center in Wilkes-Barre, Pennsylvania.  In fiscal 2002, the Company purchased the remaining 10% interest in the partnership.  The Company utilized bank financing to fund the purchase price of these acquisitions.

In fiscal 2000, InSight opened the following:  a radiology co-source outpatient Fixed Facility in Granada Hills, California; a radiology co-source outpatient Center in Henderson, Nevada; and an Open MRI Fixed Facility in Pleasanton, California.  These were financed through both capital leases and internally generated funds.

In fiscal 2001, InSight opened a radiology co-source outpatient Fixed Facility in Marina Del Rey, California, which was financed with internally generated funds and a capital lease; and a PET fixed-site center in Louisville, Kentucky, which was financed with outside financing.  In the first quarter of fiscal 2003, the Company sold its interest in the PET fixed-site center.

In fiscal 2002, InSight opened a radiology co-source outpatient Fixed Facility in Largo, Florida, which was financed with an operating lease; and a Fixed Facility in Bangor, Maine, which was financed with internally generated funds.

In the first quarter of fiscal 2003, the Company opened a Fixed Facility in Encinitas, California, which was financed with internally generated funds and a capital lease.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

In connection with the Acquisition, InSight entered into new credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of: (i) a $150 million seven year term loan B; (ii) a $75 million seven year delayed-draw term loan facility; and (iii) a $50 million nine year revolving credit facility (“Credit Facilities”).  The entire $150 million term loan B was used to consummate the Acquisition.  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under both facilities.  The Company paid approximately $1.2 million during the year ended June 30, 2002 for unused facility fees on unborrowed amounts under both facilities.  The Company expects to use the delayed-draw facility, which is available through October 17, 2003, to fund future acquisitions and capital expenditures.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of August 30, 2002, there were no borrowings under either facility.

The Credit Facilities contain various restrictive covenants which prohibit the Company from prepaying other indebtedness, including the Notes, and require the Company to maintain specified financial ratios and satisfy financial condition tests.  In addition, the Credit Facilities prohibit the Company from declaring or paying any dividends and prohibit it from making any payments with respect to the Notes if the Company fails to perform its obligations under, or fails to meet the conditions of, the Credit Facilities or if payment creates a default under the Credit Facilities.

In addition to the indebtedness under the Credit Facilities, the Company, through InSight, issued $225 million aggregate principal amount of the Notes in a private placement exempt from registration under the Securities Act of 1933, as amended (“Securities Act”).  The indenture governing the Notes among other things: (i) restricts the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places certain restrictions on the ability of certain subsidiaries, including the guarantors of the Notes, to pay dividends or make certain payments to InSight; and (iii) places restrictions on the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of  InSight.  On May 20, 2002, the Company consummated an offer to exchange all of the outstanding Notes with new notes registered under the Securities Act.  The terms of the exchange notes are substantially identical to the Notes; however, the exchange notes are freely tradable, except in limited circumstances.

Net cash provided by operating activities was approximately $54.4 million for the year ended June 30, 2002.  Cash provided by operating activities resulted primarily from net income before depreciation, amortization, the extraordinary loss on debt extinguishment and the acquisition related compensation charge (approximately $51.7 million) and an increase in accounts payable and other accrued expenses (approximately $6.3 million), partially offset by an increase in other current assets (approximately $3.0 million) and an increase in trade accounts receivables, net (approximately $0.5 million).

Net cash used in investing activities was approximately $243.2 million for the year ended June 30, 2002.  Cash used in investing activities resulted primarily from the purchase of InSight common stock, net of cash acquired in the Acquisition (approximately $179.3 million) and the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $64.5 million).

Net cash provided by financing activities was approximately $191.7 million for the year ended June 30, 2002, resulting primarily from the proceeds from sale of common stock, net of equity issuance costs (approximately $85.8 million), and borrowings of debt (approximately $575.0 million), substantially offset by principal payments of debt and capital lease obligations (approximately $425.1 million), and payments of deferred loan fees and other payments made in connection with the refinancing of notes payable (approximately $44.6 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $15.7 million, 12 diagnostic imaging systems for delivery through November 2002.  The Company expects to use either internally generated funds, its Credit Facilities or leases to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company’s business strategy.

Effective June 27, 2002, the Company purchased nine pieces of diagnostic imaging equipment from GE which had been financed through operating leases.  The total purchase price was approximately $14.2 million.  Effective July 1, 2002, the Company purchased 13 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases.  The capital leases bear interest at 7.84%, have 66 month terms and contain a $1.00 buy-out at the end of each lease.  The total purchase price was approximately $23.6 million.  As a result, annual equipment lease expense will be reduced by approximately $7.8 million and depreciation and interest will be increased by approximately the same amount.  In the future, the Company intends to finance purchase of diagnostic imaging equipment primarily with capital leases, internally generated funds, and its Credit Facilities, although the Company may choose to enter into operating leases for certain diagnostic imaging equipment.

The Company’s contractual obligations for long-term debt, including capital lease obligations and noncancellable leases (after adjusting for the effects of the capital lease conversion discussed above) are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$373,875	$1,500	$3,000	$3,000	$366,375
Capital lease obligations	27,860	5,473	10,103	9,718	2,566
Operating lease obligations	6,778	1,506	2,686	1,912	674
Total contractual obligations	$408,513	$8,479	$15,789	$14,630	$369,615

In addition, in connection with the implementation of the electronic transaction, security and privacy standards mandated by HIPAA, the Company expects to spend approximately $1.5 million to make necessary software upgrades to its radiology information system to make the system compliant with the HIPAA transaction standards by April 2003 and with the privacy standards by October 2003 (of which approximately $0.3 million had been spent as of June 30, 2002).

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through June 30, 2003 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Facilities.  In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above.  The Company’s acquisition strategy may require sources of capital in addition to that currently available to the Company.   No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

The results of operations and cash flows of the Company for the year ended June 30, 2002 have been derived by combining the results of operations and cash flows of the Company for the year ended June 30, 2002 with the results of operations and cash flows of InSight from July 1, 2001 to October 17, 2001, the date of the Acquisition.  The Company has no operations other than its investment in InSight.  The results of operations and cash flows of InSight prior to the Acquisition incorporated in this discussion are the historical results and cash flows of InSight, the predecessor to the Company.  InSight’s results do not reflect any purchase accounting adjustments included in the results of the Company after the Acquisition, and thus are not directly comparable.  Because of the effects of purchase accounting applied as a result of the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of the Company are not comparable in all respects to the results of operations prior to the Acquisition.  However, the Company’s management believes a discussion of the operations by combining the results of the Company and InSight is more meaningful as the Company’s operating revenues and expenses have not been affected by the Acquisition and splitting up the results between pre- and post-Acquisition periods would make comparisons of the operating trends to the prior year very different.

Set forth below are the results for the years ended June 30, 2002, 2001 and 2000.  The year ended June 30, 2002 results of operations combine the results of operations of the Company for the year ended June 30, 2002 with the results of operations of the Predecessor for the period from July 1, 2001 to October 17, 2001.  The years ended June 30, 2001 and 2000 represent the results of operations of the Predecessor.  These combined results of operations have been prepared for comparative purposes only and do not purport to be indicative of what operating results of operations would have been, and may not be indicative of future operating results (amounts in thousands):

	Year Ended June 30,
	2002	2001	2000
	(unaudited)
Revenues	$219,085	$211,503	$188,574
Costs of operations	161,271	161,872	151,429
Gross profit	57,814	49,631	37,145
Corporate operating expenses	10,889	10,783	10,946
Income from company operations	46,925	38,848	26,199
Equity in earnings of unconsolidated partnerships	819	971	817
Acquisition related compensation charge	(15,616)	—	—
Operating income	32,128	39,819	27,016
Interest expense	31,489	23,394	18,696
Income before income taxes	639	16,425	8,320
Provision for income taxes	855	2,624	1,131
Income (loss) before extraordinary item	(216)	13,801	7,189
Extraordinary item	(4,423)	—	—
Net income (loss)	$(4,639)	$13,801	$7,189

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

YEARS ENDED JUNE 30, 2002 AND 2001

REVENUES:  Revenues increased approximately 3.6% from approximately $211.5 million for the year ended June 30, 2001, to approximately $219.1 million for the year ended June 30, 2002.  This increase was due primarily to the opened Fixed Facilities discussed above (approximately $1.0 million) and an increase in contract services, patient services and other revenues (approximately $6.6 million) at existing facilities, resulting from sales efforts and incentive initiatives implemented at existing facilities.  Revenues for the Mobile and Fixed-Site Division represented approximately 42% and 58%, respectively, of total revenues for the year ended June 30, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

Contract services revenues increased approximately 1.6% from approximately $103.4 million for the year ended June 30, 2001, to approximately $105.1 million for the year ended June 30, 2002.  The increase was due to a combination of higher utilization and more fixed monthly fee contracts at the Company’s existing mobile customer base, partially offset by the loss of several high volume customers which were replaced by contracts which initially have lower volumes.  Contract services revenues for the Mobile and Fixed-Site Division represented approximately 85% and 15%, respectively, of contract services revenues for the year ended June 30, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

Contract services revenues, primarily earned by the Company’s Mobile Facilities, represented approximately 48% of total revenues for the year ended June 30, 2002.  Each year approximately one-third of the contract services agreements are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past, where agreements have not been renewed, the Company has been able to obtain replacement contracts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts’ revenues have generally increased over the term of the agreement.  The nonrenewal of a single customer agreement would not have a material impact on the Company’s contract services revenues; however, non-renewal of several contracts could have a material impact on contract services revenues.  See “Item 1. Business — Customers and Contracts.”

As a result of the implementation of the new OPPS for outpatient services, effective August 1, 2000 Medicare began paying hospitals for outpatient services based on ambulatory payment classification APC groups rather than on a hospital’s costs.  Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the BBA to soften the negative financial effects for a specific period of time (through 2003).  Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.  In addition, the Benefits Improvement and Protection Act of 2000 included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced.   Effective January 1, 2002, CMS reduced the payment for unenhanced diagnostic procedures and increased payment for contrast-enhanced diagnostic procedures.  The extent to which this disparity in reimbursement will continue is unclear.  Effective on January 1, 2002, CMS also reduced payment for PET services provided to hospital outpatients.

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

Patient services revenues, primarily earned by the Company’s Fixed Facilities and Centers, represented approximately 52% of total revenues for the year ended June 30, 2002.  Patient services revenues increased approximately 5.5% from approximately $107.5 million for the year ended June 30, 2001, to approximately $113.4 million for the year ended June 30, 2002.  This increase was due primarily to the opened Fixed Facilities discussed above (approximately $1.0 million) and an increase in revenues at existing facilities (approximately $4.9 million). The increase at existing facilities was due to higher utilization (approximately 7%), and a nominal increase in reimbursement from third-party payors.  Patient services revenues for the Mobile and Fixed-Site Division represented approximately 2% and 98%, respectively, of patient services revenues for the year ended June 30, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.  However, regulations were recently adopted by the Medicare program which, effective January 1, 2002, reduced Medicare payment for diagnostic imaging services, including MRI and other services the Company provides in non-hospital settings, by approximately 7% to 9%.  These regulations are expected to negatively impact patient services revenues in the annual amount of approximately $2.0 million based on current revenue amounts.  Patient services revenues for the year ended June 30, 2002 were negatively impacted by approximately $0.9 million.

Management believes that any future increases in revenues at existing facilities can only be achieved by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company’s business strategy, particularly acquisitions.

COSTS OF OPERATIONS:  Costs of operations decreased approximately 0.4% from approximately $161.9 million for the year ended June 30, 2001, to approximately $161.3 million for the year ended June 30, 2002.  This decrease was due primarily to the elimination of goodwill amortization as a result of the adoption of SFAS 142 discussed below, net of amortization as a result of the Acquisition (approximately $4.4 million), substantially offset by costs related to the opened Fixed Facilities discussed above (approximately $1.1 million) and increased costs at existing facilities (approximately $2.7 million).  The increase at existing facilities was due primarily to higher salaries, benefits, and insurance partially offset by lower depreciation, equipment maintenance and supply expenses.

Costs of operations, as a percentage of total revenues, decreased to approximately 73.6% for the year ended June 30, 2002 from approximately 76.5% for the year ended June 30, 2001.  The percentage decrease is primarily due to the elimination of goodwill amortization and reduced costs in depreciation, equipment maintenance and supply costs, partially offset by higher salary and benefit costs.  The Company is continuing its effort to improve operating efficiencies through cost reduction initiatives.  The cost reduction initiatives are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance, occupancy, marketing and salary and benefits.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 0.9% from approximately $10.8 million for the year ended June 30, 2001, to approximately $10.9 million for the year ended June 30, 2002. The increase was due primarily to higher occupancy, legal and business development costs, partially offset by reduced information systems costs.   Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.1% for the year ended June 30, 2001, to approximately 5.0% for the year ended June 30, 2002.

ACQUISITION RELATED COMPENSATION CHARGE:  Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $15.6 million, which is reflected in the accompanying statement of operations of InSight for the period from July 1, 2001 to October 17, 2001.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 34.6% from approximately $23.4 million for the year ended June 30, 2001, to approximately $31.5 million for the year ended June 30, 2002.  This increase was due primarily to additional debt related to the Acquisition and related financing activities discussed above and the unused facility fee payments discussed above, partially offset by reduced interest as a result of principal payments of long-term debt.

PROVISION FOR INCOME TAXES:  Provision for income taxes decreased from approximately $2.6 million for the year ended June 30, 2001, to approximately $0.9 million for the year ended June 30, 2002.  For the year ended June 30, 2002, the provision is due to the Company recording a tax provision at the statutory rate of 40% plus the effect of the limitation on the benefits recorded for the pre-tax loss of the Predecessor prior to the Acquisition and the effect of permanent differences such as the amortization of goodwill.  For the year ended June 30, 2001, the provision is due to the Predecessor recording a tax provision at the statutory rate of 40%, partially offset by a reduction in the valuation allowance attributed to the utilization of net operating loss carryforwards and the effect of  permanent differences.   At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year.  In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company’s net operating loss carry forwards.  This review may result in an increase or decrease in the effective tax rate during the fiscal year.  The Company expects its effective tax rate will be approximately 40% in the future as previously unused net operating loss carryforwards are used.

EBITDA:  Earnings before interest, taxes, depreciation and amortization including the acquisition related compensation charge (“EBITDA”) increased approximately 3.7% from approximately $81.0 million for the year ended June 30, 2001, to approximately $84.0 million for the year ended June 30, 2002.  This increase was primarily due to higher revenues at existing facilities partially offset by higher costs of services.   EBITDA for the Fixed-Site Division increased approximately 5.9% from approximately $50.6 million for the year ended June 30, 2001, to approximately $53.6 million for the year ended June 30, 2002.  EBITDA for the Mobile Division decreased approximately 6.1% from approximately $47.3 million for the year ended June 30, 2001, to approximately $44.4 million for the year ended June 30, 2002.  The reduction in EBITDA in the Mobile Division is due primarily to higher costs of services and to start-up costs relating to certain Mobile PET Facilities.  EBITDA has been included because management believes that it is a useful tool for measuring the Company’s ability to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.

EXTRAORDINARY ITEM:  The Company recorded an extraordinary loss of approximately $4.4 million related to the write-off of associated debt issuance costs following the refinancing of the senior subordinated bridge loan as a result of the Acquisition and related financing transactions, net of anticipated tax benefits (approximately $2.9 million).

YEARS ENDED JUNE 30, 2001 AND 2000

REVENUES:  Revenues increased approximately 12.1% from approximately $188.6 million for the year ended June 30, 2000, to approximately $211.5 million for the year ended June 30, 2001.  This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $10.9 million) and an increase in contract services, patient services and other revenues (approximately $16.4 million) at existing facilities, resulting from sales efforts and incentive initiatives implemented at existing facilities, partially offset by the assignment in fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.4 million).  Revenues for the Mobile and Fixed-Site Division represented approximately 44% and 56%, respectively, of total revenues for the year ended June 30, 2001.

Contract services revenues increased approximately 3.3% from approximately $100.1 million for the year ended June 30, 2000, to approximately $103.4 million for the year ended June 30, 2001.  The increase was due to the addition of five Mobile Facilities and a combination of higher utilization and more fixed monthly fee contracts at the Company’s existing mobile customer base (approximately $7.7 million), partially offset by the assignment in fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.4 million).  Contract services revenues for the Mobile and Fixed-Site Division represented approximately 87% and 13%, respectively, of contract services revenues for the year ended June 30, 2001.

Patient services revenues, primarily earned by the Company’s Fixed Facilities and Centers, represented approximately 51% of total revenues for the year ended June 30, 2001.  Patient services revenues increased approximately 23.8% from approximately $86.8 million for the year ended June 30, 2000, to approximately $107.5 million for the year ended June 30, 2001.  This increase was due primarily to the acquisitions and opened Fixed Facilities discussed above (approximately $10.9 million) and an increase in revenues at existing facilities (approximately $9.8 million). The increase at existing facilities was due to higher utilization (approximately 9%), and a nominal increase in reimbursement from third-party payors.  Patient services revenues for the Mobile and

Fixed-Site Division represented approximately 2% and 98%, respectively, of patient services revenues for the year ended June 30, 2001.

COSTS OF OPERATIONS:  Costs of operations increased approximately 6.9% from approximately $151.4 million for the year ended June 30, 2000, to approximately $161.9 million for the year ended June 30, 2001.  This increase was due primarily to additional costs related to the acquisitions and opened Fixed Facilities discussed above (approximately $7.1 million) and at existing facilities (approximately $8.0 million), primarily salary and benefits and depreciation, partially offset by reduced equipment lease, supply, consulting and marketing costs, and the elimination of costs resulting from the assignment in fiscal 2000 of certain managed care contracts to an outside third party (approximately $4.6 million).  The decrease in equipment lease costs and the increase in depreciation is primarily the result of the conversion of operating leases to capital leases discussed above and the Company purchasing new diagnostic imaging equipment rather than entering into operating leases.

Costs of operations, as a percentage of total revenues, decreased to approximately 76.5% for the year ended June 30, 2001 from approximately 80.3% for the year ended June 30, 2000.  The percentage decrease is primarily due to reduced costs in equipment lease, equipment maintenance, occupancy, consulting and communications costs, partially offset by higher depreciation and salary and benefit costs.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses decreased approximately 0.9% from approximately $10.9 million for the year ended June 30, 2000, to approximately $10.8 million for the year ended June 30, 2001. The decrease was due primarily to reduced salary and benefits associated with the Company’s acquisition and development activities, consulting and travel costs, partially offset by additional information systems costs.   Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.8% for the year ended June 30, 2000, to approximately 5.1% for the year ended June 30, 2001.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 25.1% from approximately $18.7 million for the year ended June 30, 2000, to approximately $23.4 million for the year ended June 30, 2001.  This increase was due primarily to additional debt related to: (i) the acquisitions discussed above, (ii) the conversion of operating leases to capital leases, (iii) the Company upgrading its existing diagnostic imaging equipment, and (iv) a charge of approximately $0.7 million related to the Company’s interest rate swap discussed below, partially offset by reduced interest as a result of principal payments of long-term debt.

PROVISION FOR INCOME TAXES: For the year ended June 30, 2001, the effective tax rate increased to approximately 16% from approximately 14% for the year ended June 30, 2000, primarily as a result of recognizing in fiscal 2000 the benefits from previously unused net operating loss carry forwards.

EBITDA:  EBITDA (excluding the acquisition related compensation charge) increased approximately 33.7% from approximately $60.6 million for the year ended June 30, 2000, to approximately $81.0 million for the year ended June 30, 2001.  This increase was primarily due to higher revenues at existing facilities as a result of the revenue enhancing efforts described above, lower costs of services as a result of the cost reduction initiatives described above, and decreased equipment lease expense as a result of the conversion of operating leases to capital leases.  EBITDA (excluding the acquisition related compensation charge) for the Mobile Division increased approximately 19.1% from approximately $39.7 million for the year ended June 30, 2000, to approximately $47.3 million for the year ended June 30, 2001.  EBITDA (excluding the acquisition related compensation charge) for the Fixed-Site Division increased approximately 37.1% from approximately $36.9 million for the year ended June 30, 2000, to approximately $50.6 million for the year ended June 30, 2001.

NEW PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements:  SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 applies to all business combinations with a closing date after June 30, 2001.  SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.  The Company and InSight adopted SFAS 141, effective July 1, 2001.

In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition.  The Company has made an allocation of values to these identifiable intangible assets based on the third party valuation.

SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company and InSight adopted SFAS 142 effective July 1, 2001, which required the Company and InSight to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually.  Impairment results when the fair value of the Company’s reporting segments, including goodwill, is less than its carrying value.  InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively.  The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial condition and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections”.  SFAS 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements.  In fiscal 2003, the Company adopted SFAS 145.  As a result, the net extraordinary loss from the extinguishment of debt of approximately $4.4 million for the year ended June 30, 2002 will no longer be considered extraordinary, and will be classified within the statement of operations as a corporate operating expense.  Other than the reclassification of the debt extinguishment, the Company does not expect the adoption of SFAS 145 to have a material effect on its financial condition and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a material effect on its financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-K are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. The Company believes the critical accounting policies that most impact the consolidated financial statements are described below.  A summary of the significant accounting policies of the Company can be found in Note 3 to the Consolidated Financial Statements which is included in Item 8 of this Form 10-K.

TRADE ACCOUNTS RECEIVABLES:   The Company reviews its trade accounts receivables and its estimates of the allowance for doubtful accounts and contractual adjustments each period.  The amount of the allowance includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the condensed consolidated financial statements at June 30, 2002.

GOODWILL:   The Company evaluates the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each fiscal year.  As part of the evaluation, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been impairment.  The Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company’s incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company provides its services in the United States and receives payment for its services exclusively in United States dollars.  Accordingly, the Company’s business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

The Company’s market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge variable interest rates on long-term debt under its Credit Facilities.  The Company does not engage in activities using complex or highly leveraged instruments.

At June 30, 2002, the Company had outstanding long-term debt of approximately $148.9 million, which has floating rate terms.  The Company had outstanding an interest rate swap, converting $35.3 million of its floating rate debt to fixed rate debt.  The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.2 million on an annual basis.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

ITEM 8.                         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements
for the Year Ended June 30, 2002, the Period from July 1, 2001 to October 17, 2001 and for the Years Ended June 30, 2001 and 2000

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 20 to the Consolidated Financial Statements.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries at June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows for InSight Health Services Corp. (Predecessor) for the period from July 1, 2001 through October 17, 2001 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The financial statements of the Predecessor as of June 30, 2001 and for each of the two years then ended were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those statements, before the revision described in Note 18, in their report dated August 29, 2001.

As discussed above, the financial statements of the Predecessor as of June 30, 2001 and for each of the two years in the period ended June 30, 2001, were audited by other independent accountants who have ceased operations.  As described in Note 18, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to the reportable segments have been restated to conform to the 2002 composition of reportable segments.  We audited the adjustments that were applied to restate the disclosure for reportable segments reflected in the 2001 and 2000 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 financial statements of the Predecessor other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP
Orange County, California
September 18, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

To the Stockholders of InSight Health Services Corp.:

We have audited the accompanying consolidated balance sheet of InSight Health Services Corp. (a Delaware corporation) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InSight Health Services Corp. and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Orange County, California

August 29, 2001

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2002 AND 2001

(Amounts in thousands, except share data)

	Company	Predecessor
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,783	$23,254
Trade accounts receivables, net	43,859	43,355
Other current assets	8,056	5,029
Deferred income taxes	—	3,350
Total current assets	69,698	74,988

PROPERTY AND EQUIPMENT, net	172,056	148,255
INVESTMENTS IN PARTNERSHIPS	1,886	1,783
OTHER ASSETS	20,640	6,828
OTHER INTANGIBLE ASSETS, net	36,270	—
GOODWILL, net	198,851	89,202
	$499,401	$321,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,500	$21,259
Current portion of capital lease obligations	1,775	12,603
Accounts payable and other accrued expenses	30,516	24,335
Total current liabilities	33,791	58,197

LONG-TERM LIABILITIES:
Notes payable, less current portion	372,375	150,696
Capital lease obligations, less current portion	2,514	43,695
Other long-term liabilities	3,345	2,997
Total long-term liabilities	378,234	197,388

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.001 par value, 3,500,000 shares authorized:
Convertible Series B preferred stock, 25,000 shares outstanding at June 30, 2001	—	23,923
Convertible Series C preferred stock, 27,953 shares outstanding at June 30, 2001	—	13,173
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,764 shares issued and outstanding at June 30, 2002	5	—
Common stock, $.001 par value, 25,000,000 shares authorized, 3,011,656 shares issued and outstanding at June 30, 2001	—	3
Additional paid-in capital	87,586	23,926
Accumulated other comprehensive loss	(224)	—
Retained earnings	9	4,446
Total stockholders’ equity	87,376	65,471
	$499,401	$321,056

The accompanying notes are an integral part of these consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2002, THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001 AND
FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

(Amounts in thousands)

	Company	Predecessor
	Year Ended June 30,	Period from July 1 to October 17,	Years Ended June 30,
	2002	2001	2001	2000
REVENUES:
Contract services	$75,327	$29,767	$103,421	$100,135
Patient services	79,730	33,693	107,468	86,838
Other	350	218	614	1,601
Total revenues	155,407	63,678	211,503	188,574

COSTS OF OPERATIONS:
Costs of services	80,868	32,197	109,216	101,323
Provision for doubtful accounts	2,785	1,110	3,594	2,907
Equipment leases	5,469	2,557	7,928	13,569
Depreciation and amortization	26,462	9,823	41,134	33,630
Total costs of operations	115,584	45,687	161,872	151,429

Gross profit	39,823	17,991	49,631	37,145

CORPORATE OPERATING EXPENSES	7,705	3,184	10,783	10,946

Income from company operations	32,118	14,807	38,848	26,199

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	437	382	971	817

ACQUISITION RELATED COMPENSATION CHARGE	—	(15,616)	—	—

Operating income (loss)	32,555	(427)	39,819	27,016

INTEREST EXPENSE, net	25,168	6,321	23,394	18,696

Income (loss) before income taxes and extraordinary item	7,387	(6,748)	16,425	8,320

PROVISION (BENEFIT) FOR INCOME TAXES	2,955	(2,100)	2,624	1,131

Income (loss) before extraordinary item	4,432	(4,648)	13,801	7,189

EXTRAORDINARY ITEM - Loss on debt extinguishment, net of taxes	(4,423)	—	—	—

Net income (loss)	$9	$(4,648)	$13,801	$7,189

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2002

(Amounts in thousands, except share data)

Company			Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total
	Common Stock
	Shares	Amount
BALANCE AT JUNE 30, 2001	—	$—	$—	$—	$—	$—

Sale of common stock, net of equity issuance costs	5,461,402	5	85,758	—	—	85,763

Issuance of common stock	7,362	—	133	—	—	133

Issuance of stock options	—	—	1,695	—	—	1,695

Net income	—	—	—	—	9	9

Other comprehensive loss:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(224)	—	(224)
Comprehensive loss						(215)
BALANCE AT JUNE 30, 2002	5,468,764	5	$87,586	$(224)	$9	$87,376

The accompanying notes are an integral part of these consolidated financial statements

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001 AND FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

(Amounts in thousands, except share data)

									Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings (Deficit)	Total
	Preferred Stock
	Series B		Series C		Series D		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor
BALANCE AT JUNE 30, 1999	25,000	$23,923	27,953	$13,173	—	$—	2,879,071	$3	$23,551	$—	$(16,544)	$44,106

Stock options exercised	—	—	—	—	—	—	100,222	—	192	—	—	192

Net income	—	—	—	—	—	—	—	—	—	—	7,189	7,189
BALANCE AT JUNE 30, 2000	25,000	23,923	27,953	13,173	—	—	2,979,293	3	23,743	—	(9,355)	51,487

Stock options and warrants exercised	—	—	—	—	—	—	32,375	—	183	—	—	183

Adjustment for fractional shares on the 1996 merger exchange	—	—	—	—	—	—	(12)	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	13,801	13,801
BALANCE AT JUNE 30, 2001	25,000	23,923	27,953	13,173	—	—	3,011,656	3	23,926	—	4,446	65,471

Stock options and warrants exercised	—	—	—	—	—	—	13,911	—	145	—	—	145

Conversion of Series B and Series C to Series D Preferred Stock	(25,000)	(23,923)	(27,953)	(13,173)	632,266	37,096	—	—	—	—	—	—

Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	(632,266)	(37,096)	6,323,660	6	37,090	—	—	—
Acquisition related compensation charge	—	—	—	—	—	—	—	—	15,616	—	—	15,616

Net loss	—	—	—	—	—	—	—	—	—	—	(4,648)	(4,648)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	(682)	—	(682)
Comprehensive loss												(5,330)
BALANCE AT OCTOBER 17, 2001	—	$—	$—	$—	—	$—	9,349,227	$9	$76,777	$(682)	$(202)	$75,902

The accompanying notes are an integral part of these consolidated financial statements

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2002, THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001 AND

FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

(Amounts in thousands)

	Company	Predecessor
		Period from July 1 to October 17,	Years Ended June 30,
	Year Ended June 30,
	2002	2001	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$9	$(4,648)	$13,801	$7,189
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary loss on debt extinguishment	4,423	—	—	—
Depreciation and amortization	26,462	9,823	41,134	33,630
Acquisition related compensation charge	—	15,616	—	—
Cash provided by (used in) changes in operating assets and liabilites:
Trade accounts receivables, net	1,874	(2,378)	(2,757)	(4,611)
Other current assets	590	(3,616)	782	(1,803)
Accounts payable and other accrued expenses	6,243	23	(2,278)	6,119
Net cash provided by operating activities	39,601	14,820	50,682	40,524

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	—	—	—
Cash acquired in the Acquisition	8,429	—	—	—
Acquisition of Centers and Fixed Facilities	—	—	—	(25,346)
Additions to property and equipment	(43,655)	(20,852)	(22,911)	(23,170)
Other	1,385	(740)	(531)	(554)
Net cash used in investing activities	(221,563)	(21,592)	(23,442)	(49,070)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	—	145	183	192
Proceeds from sale of common stock, net of equity issuance costs	85,763	—	—	—
Issuance of common stock	133	—	—	—
Payment of deferred loan fees	(29,499)	—	—	—
Principal payments of notes payable and capital lease obligations	(416,510)	(8,579)	(31,759)	(25,468)
Proceeds from issuance of debt	575,000	—	—	45,200
Payments made in connection with refinancing of notes payable	(15,109)	—	—	—
Other	(33)	381	457	1,461
Net cash provided by (used in) financing activities	199,745	(8,053)	(31,119)	21,385

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	17,783	(14,825)	(3,879)	12,839
Cash, beginning of period	—	23,254	27,133	14,294
Cash, end of period	$17,783	$8,429	$23,254	$27,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,173	$6,799	$22,947	$18,086
Income taxes paid	4	943	2,582	452
Equipment additions under capital leases	—	—	11,780	55,290

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

1.   ORGANIZATION AND ACQUISITION

InSight Health Services Holdings Corp. (Company), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.   The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (Acquisition Corp.) were created to acquire all the outstanding shares of InSight Health Services Corp. (InSight).

On October 17, 2001, the Company acquired InSight pursuant to an agreement and plan of merger dated June 29, 2001, as amended, among the Company, Acquisition Corp. and InSight (the Acquisition).  Acquisition Corp. was merged with and into InSight, with InSight being the surviving corporation and becoming a wholly owned subsidiary of the Company.  The consolidated operations of the Company after the Acquisition are substantially consistent with the operations of InSight prior to the Acquisition.  In addition, the Company has no operations other than its investment in InSight.  As such, prior to October 17, 2001, InSight is considered the predecessor to the Company in accordance with Regulation S-X.

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

Concurrently with the Acquisition, InSight: (i) repurchased by tender offer all of its 9 5/8% senior subordinated notes due 2008 in an aggregate principal amount of $100 million; (ii) repaid its then outstanding senior credit facilities and certain other indebtedness; and (iii) paid fees and expenses relating to the Acquisition and related financing transactions.

These transactions were financed through:

•                  Borrowings of $150 million under $275 million of new credit facilities;

•                  A $200 million senior subordinated bridge financing; and

•                  The investment by the Company, before equity issuance costs, of approximately $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million.

2.   BASIS OF PREPARATION

The accompanying consolidated balance sheet as of June 30, 2002, the consolidated statement of operations for the year ended June 30, 2002, and the consolidated statement of cash flows for the year ended June 30, 2002, reflect the consolidated financial position, results of operations and cash flows of the Company and also include the consolidated financial position, statements of operations and cash flows of InSight from the date of the Acquisition and include all material adjustments required under purchase accounting.  InSight is considered the predecessor to the Company in accordance with Regulation S-X.  As such, the historical financial statements of InSight prior to the Acquisition are included in the accompanying consolidated financial statements, including the consolidated balance sheet as of June 30, 2001, the consolidated statements of operations for the period from July 1, 2001 to October 17,

2001 and for the years ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the period from July 1, 2001 to October 17, 2001 and for the years ended June 30, 2001 and 2000 (collectively Predecessor financial statements).  The Predecessor financial statements have not been adjusted to reflect the acquisition of InSight by the Company.  As such, the consolidated financial statements of the Company after the Acquisition are not directly comparable to the Predecessor financial statements prior to the Acquisition.

Unaudited pro-forma combined results of operations of the Company, assuming the Acquisition had occurred as of July 1, 2000, are presented below.  The pro-forma combined results of operations of the Company include the combined results of operations of the Company and InSight for the year ended June 30, 2002.  The pro-forma combined results of operations for the years ended June 20, 2002 and 2001 also include adjustments to interest expense and amortization of identified intangibles assuming the changes in debt and allocation of the purchase price in connection with the Acquisition had occurred as of July 1, 2000.  In addition, the amortization of goodwill of approximately $5.5 million for the year ended June 30, 2001 has been eliminated, assuming the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” had been adopted on July 1, 2000.  These combined results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Year Ended June 30,
	2002	2001
	(unaudited)
Revenues	$219,085	$211,503
Costs of operations	162,071	158,742
Gross profit	57,014	52,761
Corporate operating expenses	10,889	10,783
Income from company operations	46,125	41,978
Equity in earnings of unconsolidated partnerships	819	971
Operating income	46,944	42,949
Interest expense	35,984	36,678
Income before income taxes	10,960	6,271
Provision for income taxes	1,433	2,508
Income before extraordinary item	9,527	3,763
Extraordinary item	(4,423)	—
Net income	$5,104	$3,763

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.         NATURE OF BUSINESS

The Company, through InSight and its consolidated subsidiaries, provides diagnostic imaging, treatment and related management services in 29 states throughout the United States.  The Company has two reportable segments:  Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 88 mobile magnetic resonance imaging (MRI) facilities, eight mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities (collectively, Mobile Facilities), 41 fixed-site MRI facilities (Fixed Facilities), 28 multi-modality imaging fixed-site centers (Centers), one Leksell Stereotactic Gamma Knife treatment fixed-site center, one PET fixed-site center, and one radiation oncology fixed-site center.  An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).

At its Centers, the Company typically offers other services in addition to MRI, including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

b.        CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company’s investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting when the Company’s ownership is 50 percent or less.  The Company’s investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt (Note 14).

Significant intercompany balances have been eliminated in consolidation.

c.         USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.        REVENUE RECOGNITION

Revenues from contract services (primarily Mobile Facilities) and from patient services (primarily Fixed Facilities and Centers) are recognized when services are provided.  Patient services revenues are presented net of related contractual adjustments.  Equipment rental revenues, management fees and other revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

e.       CASH EQUIVALENTS

Cash equivalents are generally composed of liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper.

f.         PROPERTY AND EQUIPMENT

Property and equipment are depreciated and amortized on the straight-line method using the following estimated useful lives:

Vehicles	3 to 8 years
Buildings	7 to 20 years
Leasehold improvements	Lesser of the useful life or term of lease
Computer and office equipment	3 to 5 years
Diagnostic and related equipment	5 to 8 years
Equipment and vehicles under capital leases	Lesser of the useful life or term of lease

The Company capitalizes expenditures for improvements and major renewals. Maintenance, repairs and minor replacements are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

g.                   DEFERRED FINANCING COSTS

Costs incurred in connection with the financing activities related to the Acquisition are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from seven to ten years.  Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations.  Total costs deferred and included in other assets in the accompanying consolidated balance sheet at June 30, 2002 were approximately $20.5 million.

h.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of InSight at October 17, 2001, the date of the Acquisition.  In accordance with SFAS 142, the goodwill and indefinite-lived intangibles balances are not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test.  Net other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from three to thirty years.

The Company evaluates the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each fiscal year.  As part of the evaluation, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been impairment.  The Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company’s incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  As of June 30, 2002, the Company does not believe any impairment of goodwill or other intangible assets has occurred.

i.        INCOME TAXES

The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

j.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is estimated using available market information and other valuation methodologies. The fair value of the Company’s financial instruments is estimated to approximate the related book value, unless otherwise indicated.

k.       NEW PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements:  SFAS No. 141, “Business Combinations,” and SFAS No. 142.   SFAS 141 applies to all business combinations with a closing date after June 30, 2001.  SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.  The Company and InSight adopted SFAS 141, effective July 1, 2001.

In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition.  The Company has made an allocation of values to these identifiable intangible assets based on a third party valuation.

SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company and InSight adopted SFAS 142 effective July 1, 2001, which required the Company and InSight to cease amortization of its remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually.  Impairment results when the fair value of the Company’s reporting segments, including goodwill, is less than its carrying value.  InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of long-lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively.  The Company does not expect the adoption of SFAS 144 to have a material impact on the Company’s financial condition and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections.” SFAS 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements.  The Company will be required to adopt SFAS 145 on July 1, 2002.  Upon adoption, the net extraordinary loss from the extinguishment of debt of approximately $4.4 million for the year ended June 30, 2002 will no longer be considered extraordinary, and will be classified within the statement of operations as a corporate operating expense.  Other than the reclassification of the debt extinguishment, the Company does not expect the adoption of SFAS 145 to have a material effect on its financial condition and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a material effect on its financial condition and results of operations.

4.   PURCHASE ACCOUNTING

The Acquisition was accounted for as a purchase by the Company.  The purchase accounting adjustments of the Company have been recorded in the accompanying consolidated financial statements as of and for any periods subsequent to October 17, 2001.  The excess purchase price paid by the Company over its estimates of the fair market value of the tangible assets and liabilities of InSight as of the date of the Acquisition was approximately $234.2 million and is reflected as Goodwill and Other Intangible Assets, net in the accompanying consolidated balance sheet as of June 30, 2002.  In accordance with SFAS 142, the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  A summary of the assets acquired and liabilities assumed in the Acquisition follows (amounts in thousands):

Cash purchase price	$187,722
Estimated fair values
Assets acquired:
Tangible	357,877
Other Intangible Assets	37,870
Liabilities assumed	(385,770)
Goodwill	$197,699

The Company has allocated approximately $79.1 million and $118.6 million of the goodwill to its Mobile Division and Fixed-site Division, respectively.  At June 30, 2002, the carrying amount of goodwill at these divisions remained unchanged.  Substantially all the goodwill will be deductible for tax purposes.  The net book value of other intangible assets and their estimated useful lives are as follows (amounts in thousands):

Trademark	$8,680	Indefinite Life
Managed care agreements	18,010	30 Years
Contracts	11,180	5 Years

5.   TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

	Company	Predecessor
	June 30,
	2002	2001
Trade accounts receivables	$80,581	$79,607
Less: Allowances for doubtful accounts and contractual adjustments	26,490	26,611
Allowances for professional fees	10,232	9,641
Trade accounts receivables, net	$43,859	$43,355

The allowance for doubtful accounts and contractual adjustments includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience.  The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the financial statements at June 30, 2002.

The Company reserves a contractually agreed upon percentage at several of its Centers and Fixed Facilities, averaging 20 percent of the accounts receivables balance from patients, for payments to radiologists for interpreting the results of the diagnostic imaging procedures.  Payments to radiologists are only due when amounts are received.  At that time, the balance is transferred from the allowance account to a professional fees payable account.

6.   PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	Company	Predecessor
	June 30,
	2002	2001
Vehicles	$3,135	$2,964
Land, building and leasehold improvements	19,635	26,409
Computer and office equipment	14,676	20,161
Diagnostic and related equipment	108,794	118,112
Equipment and vehicles under capital leases	47,997	68,573
	194,237	236,219
Less: Accumulated depreciation and amortization	22,181	87,964
Property and equipment, net	$172,056	$148,255

7.   OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows (amounts in thousands):

	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Managed care agreements	$18,010	$150
Contracts	11,180	1,450
	29,190	1,600

Unamortized intangible assets:
Trademark	8,680	—
Other intangible assets	$37,870	$1,600

Amortization of intangible assets was approximately $1.6 million, $0.1 million, $6.2 million and $5.3 million, for the year ended June 30, 2002, the period from July 1, 2001 to October 17, 2001, and for the years ended June 30, 2001 and 2000, respectively.

Estimated amortization expense for the years ending June 30 is as follows:

2003	$2,836
2004	2,836
2005	2,836
2006	2,836
2007	1,236

8.   ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	Company	Predecessor
	June 30,
	2002	2001
Accounts payable	$1,660	$2,202
Accrued equipment related costs	7,663	3,030
Accrued payroll and related costs	6,985	7,351
Accrued interest expense	5,114	1,604
Accrued professional fees	2,047	1,999
Other accrued expenses	7,047	8,149
	$30,516	$24,335

9.   NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	Company	Predecessor
	June 30,
	2002	2001
Notes payable to bank (Bank Financing), bearing interest at LIBOR plus 3.5 percent (5.55 at June 30, 2002), principal and interest payable quarterly, maturing in October 2008. The notes are secured by substantially all of the Company's assets.	$148,875	$—

Notes payable to bank, bearing interest at LIBOR plus 1.75 percent (5.46 at June 30, 2001), repaid in October 2001.	—	70,663

Unsecured senior subordinated notes payable (Notes), bearing interest at 9.875 percent, interest payable semi-annually, principal due in October 2011. At June 30, 2002, the fair value of the notes was approximately $231.8 million.	225,000	—

Unsecured senior subordinated notes payable, bearing interest at 9.625 percent, repaid in October 2001.	—	100,000

Other notes payable, repaid in October 2001.	—	1,292

Total notes payable	373,875	171,955
Less: Current portion	1,500	21,259
Long-term notes payable	$372,375	$150,696

Scheduled maturities of notes payable at June 30, 2002. are as follows (amounts in thousands):

2003	$1,500
2004	1,500
2005	1,500
2006	1,500
2007	1,500
Thereafter	366,375
$373,875

In connection with the Acquisition, InSight entered into new credit facilities with a bank and a syndication of other lenders consisting of (i) a $150 million seven year term loan B, (ii) a $75 million seven year delayed-draw term loan facility, and (iii) a $50 million nine year revolving credit facility.  The entire $150 million term loan B was used to consummate the Acquisition.  Borrowings under the Bank Financing bear interest at LIBOR plus 3.5%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under both facilities.  The Company expects to use the delayed-draw facility, which is available through October 17, 2003, to fund future acquisitions and capital expenditures.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of June 30, 2002, there were no borrowings under either credit facility.

The credit agreement related to the Bank Financing and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of June 30, 2002, the Company was in compliance with these covenants.

During 1998, InSight entered into an interest rate swap agreement with a bank to hedge against the effects of increases in the interest rates associated with floating rate debt on its Bank Financing.  The swap agreement initially had a notional amount of $40.0 million and expires in 2004 (Note 15).

10.    LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The Company leases diagnostic equipment, certain other equipment and its office, imaging and treatment facilities under various capital and operating leases.  Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2002 are as follows (amounts in thousands):

	Capital	Operating
2003	$2,099	$9,964
2004	1,956	8,995
2005	381	8,069
2006	381	7,537
2007	31	6,311
Thereafter	—	8,712
Total minimum lease payments	4,848	$49,588
Less: Amounts representing interest	559
Present value of capital lease obligations	4,289
Less: Current portion	1,775
Long-term capital lease obligations	$2,514

Rental expense for diagnostic equipment and other equipment for the year ended June 30, 2002, the period from July 1, 2001 to October 17, 2001 and the years ended June 30, 2001 and 2000 was $5.5 million, $2.6 million, $7.9 million and $13.6 million, respectively.

The Company occupies facilities under lease agreements expiring through 2016.  Rental expense for these facilities for the year ended June 30, 2002, the period from July 1, 2001 to October 17, 2001 and the years ended June 30, 2001 and 2000, was $3.9 million, $1.5 million, $5.4 million and $5.1 million, respectively.

The Company is engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of its business, including claims for malpractice, and has insurance policies covering such potential insurable losses where such coverage is cost-effective.  Management believes that the outcome of any such lawsuits will not have a material adverse impact on the Company’s business, financial condition and results of operations.

11.    CAPITAL STOCK

WARRANTS:   The Company does not have a formal warrant plan.  All warrants, which had been granted by InSight in connection with previous financing transactions, had been issued with an exercise price of at least the fair market value of its common stock on the issuance date.   All holders of warrants that at the time of the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the warrants, and the warrants were terminated.  A summary of the status of the InSight warrants at October 17, 2001, June 30, 2001 and 2000 and changes during the periods is presented below:

	Shares	Weighted Average Exercise Price
Predecessor
Outstanding, June 30, 2000	642,183	$9.12
Granted	15,000	7.96
Exercised	(15,000)	5.50
Outstanding, June 30, 2001	642,183	9.17
Exercised	(7,183)	5.64
Cancelled at the Acquisition	(635,000)	9.21
Outstanding, October 17, 2001	—	$—

STOCK OPTIONS:  The Company has two stock option plans, which provide for the granting of nonstatutory stock options to key employees and non-employee directors.  Options are issued with an exercise price of at least the fair market value, as determined by the board of directors, of its common stock on the grant date.  A portion of the options vest cumulatively over various periods up to eight years from the grant date, and a portion are performance based and vest cumulatively upon the achievement of certain performance targets.  The options are exercisable in whole or in installments, and expire ten years from the grant date.  In addition, InSight had five stock option plans.  All holders of options that at the time of the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options, and the options were terminated.  As a result of the cancellation of the InSight options and warrants, InSight recorded an acquisition related compensation charge of $15.6 million.  Holders of options for 175,990 shares of InSight common stock rolled over their options and received options for the Company’s common stock with the same terms.

As of June 30, 2002, the Company had 29,000 shares available for issuance under its option plans.  A summary of the status of the Company’s and InSight’s stock option plans at June 30, 2002, 2001 and 2000 and changes during the periods is presented below:

	Shares	Weighted Average Exercise Price

Company
Outstanding, June 30, 2001	—	$—
Granted	777,990	15.82
Forfeited	(5,000)	18.00
Outstanding, June 30, 2002	772,990	$15.81

Predecessor
Outstanding, June 30, 1999	1,552,078	$7.56
Granted	190,000	8.15
Exercised	(92,970)	2.07
Forfeited	(340,368)	8.08
Outstanding, June 30, 2000	1,308,740	7.90
Granted	370,000	8.71
Exercised	(17,375)	5.79
Forfeited	(105,667)	11.33
Outstanding, June 30, 2001	1,555,698	7.88
Granted	5,000	16.51
Exercised	(6,728)	15.64
Cancelled at the Acquisition	(1,377,980)	7.81
Rolled over to Company options	(175,990)	8.37
Outstanding, October 17, 2001	—	$—

Exercisable at:
June 30, 2000	751,887	$7.61
June 30, 2001	867,239	$7.41
June 30, 2002	175,990	$8.37

Of the 772,990 options outstanding at June 30, 2002, the characteristics are as follows:

Exercise Price Range	Weighted Average Exercise Price	Options Exercisable	Total Options Outstanding	Remaining Contractual Life
$8.37	$8.37	175,990	175,990	9.33 years
18.00	18.00	—	597,000	9.37 years
		175,990	772,990

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for the options and warrants issued to employees and non-employee directors in accordance with APB Opinion No. 25.  SFAS 123 requires that the Company present pro forma disclosures of net income as if the Company had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.  The Company’s or the Predecessor’s net income would have reflected the following pro forma amounts (amounts in thousands):

		Company	Predecessor
			Period from July 1 to October 17,	Years Ended June 30,
		Year Ended June 30,
		2002	2001	2001	2000
Net income (loss):	As Reported	$9	$(4,648)	$13,801	$7,189
	Pro Forma	(1,079)	(4,648)	12,458	5,469

The fair value of each option grant and warrant issued is estimated on the date of grant or issuance using the Black-Scholes pricing model with the following assumptions used for the grants and issuances in the years ended June 30, 2002, 2001 and 2000, respectively:

	Company	Predecessor
	Year Ended June 30,
		Years Ended June 30,
Assumptions	2002	2001	2000
Risk-free interest rate	4.60%	5.87%	6.22%
Volatility	0.00%	71.27%	71.23%
Expected dividend yield	0.00%	0.00%	0.00%
Estimated contractual life	9.30 years	9.19 years	9.38 years

12.          INCOME TAXES

The provision (benefit) for income taxes for the year ended June 30, 2002, the period from July 1, 2001 to October 17, 2001, and the years ended June 30, 2001 and 2000 was computed using effective tax rates calculated as follows:

	Company	Predecessor
		Period from July 1 to October 17,	Years Ended June 30,
	Year Ended June 30,
	2002	2001	2001	2000
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0	6.0
Permanent items, including goodwill and non-deductible merger costs	1.0	115.0	5.0	3.7
Changes in valuation allowance	(1.0)	(186.0)	(29.1)	(30.1)
Net effective tax rate	40.0%	(31.0)%	15.9%	13.6%

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.  The provision (benefit) for income taxes for the year June 30, 2002, the period from July 1, 2001 to October 17, 2001, and the years ended June 30, 2001 and 2000 consisted of the following (amounts in thousands):

	Company	Predecessor
	Year Ended June 30,	Period from July 1 to October 17,	Years Ended June 30,
	2002	2001	2001	2000
Current provision:
Federal	$2,455	$(2,100)	$2,931	$548
State	500	—	1,173	283
	2,955	(2,100)	4,104	831
Deferred taxes arising from temporary differences:
State income taxes	—	—	(480)	(186)
Accrued expenses (not currently deductible)	(138)	(116)	(198)	769
Reserves	(313)	(535)	(1,790)	(1,110)
Depreciation and amortization	3,168	2,474	7,920	1,004
(Creation) utilization of net operating losses	(2,761)	(14,145)	836	75
Net operating losses reduced due to prior ownership changes	—	—	—	5,111
Changes in valuation allowance reducing goodwill	—	(10)	—	400
Changes in valuation allowance	50	12,336	(4,044)	(5,795)
Alternative minimum tax credit carryforwards	—	—	(3,038)	—
Other	(6)	(4)	(686)	32
	—	—	(1,480)	300
Total provision (benefit) for income taxes	$2,955	$(2,100)	$2,624	$1,131

The components of the Company’s net deferred tax asset (including current and non-current portions) as of June 30, 2002 and 2001, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):

	Company	Predecessor
	June 30,
	2002	2001
Reserves	$6,603	$5,754
Accrued expenses (not currently deductible)	1,469	1,214
Depreciation and amortization	(16,890)	(11,248)
NOL carryforwards	26,661	9,784
Valuation allowance	(17,993)	(3,683)
Alternative minimum tax credit carryforwards	—	3,038
Other	150	141
	$—	$5,000

As of June 30, 2002, the Company had NOL carryforwards of approximately $62.0 million, expiring on various dates through 2019.  The NOLs and related deferred tax components have been reduced to reflect limitations from prior changes in ownership.  A valuation allowance is provided against the net deferred tax asset when it is more likely than not that the net deferred tax asset will not be realized.  The Company established approximately $18.0 million of valuation allowance in the purchase accounting in connection with the Acquisition.  As a result, as the underlying tax attributes are utilized, the reduction in valuation allowance will be recorded as a reduction of goodwill.  None of these tax attributes had been utilized  at June 30, 2002.

13.          RETIREMENT SAVINGS PLANS

InSight has a 401(k) profit sharing plan (Plan), which is available to all eligible employees, pursuant to which InSight may match a percentage of employee contributions to the Plan.  InSight contributions of approximately $0.4 million, $0.2 million, $0.7 million and $0.7 million were made for the year ended June 30, 2002, the period from July 1, 2001 to October 17, 2001, and for the years ended June 30, 2001 and 2000, respectively.

14.          INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The Company has direct ownership in six Partnerships at June 30, 2002, two of which operate Fixed Facilities, three of which operate Centers and one operates a Mobile PET Facility.  The Company owns between 25 percent and 50 percent of these Partnerships, serves as the managing general partner and provides certain management services under agreements expiring in 2010.  These Partnerships are accounted for under the equity method since the Company does not exercise significant control over the operations of these Partnerships or does not have primary responsibility for the Partnerships’ long-term debt.

Set forth below is certain financial data of these Partnerships (amounts in thousands):

	Company	Predecessor
	June 30,
	2002	2001
Combined Financial Position:
Current assets:
Cash	$2,383	$1,281
Trade accounts receivables, net	3,224	3,250
Other	429	19
Property and equipment, net	9,127	7,134
Intangible assets, net	990	543
Total assets	16,153	12,227
Current liabilities	(4,576)	(2,077)
Due to the Company	(3,108)	(1,830)
Long-term liabilities	(4,324)	(4,278)
Net assets	$4,145	$4,042

Set forth below are the combined operating results of the Partnerships and the Company’s equity in earnings of the Partnerships (amounts in thousands):

	Company	Predecessor
		Period from July 1 to October 17,	Years Ended June 30,
	Year Ended June 30,
	2002	2001	2001	2000
Operating Results:
Net revenues	$10,604	$6,073	$11,344	$7,493
Expenses	10,382	4,987	9,211	5,717
Net income	$222	$1,086	$2,133	$1,776

Equity in earnings of partnerships	$437	$382	$971	$817

The Company has direct ownership in 50 percent of an additional Partnership, which operates a Center.  Since the Company controls the operations and is primarily responsible for the associated long-term debt, the Partnership has been included in the Company’s consolidated financial statements.  Total assets and revenues as of and for the year ended June 30, 2002 for the Company’s 50 percent controlled entity which is consolidated were approximately $2.4 million and $6.0 million, respectively.

15.          HEDGING ACTIVITIES

In the first quarter of fiscal 2001, InSight adopted SFAS  No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in:  (i) the fair value of a recognized asset or liability or firm commitment, (ii) cash flows of a recognized or forecasted transaction, or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Additionally, any ineffective portion of the hedging transaction is recorded currently in net income with the remainder deferred in accumulated other comprehensive income (loss).

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

Subsequent to the Acquisition, the Company re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the Bank Financing.  At June 30, 2002, the notional amount of this swap was $35.3 million with a fair value loss of approximately $1.4 million.  The fair value of the swap at the time of the Acquisition  represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $0.5 million of hedge ineffectiveness was recognized as a reduction to interest expense for the year ended June 30, 2002.

16.          COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income. For the Company, the only component of comprehensive income other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the consolidated balance sheets as accumulated other comprehensive income (loss).

17.          RELATED PARTY TRANSACTIONS

Upon the completion of the Acquisition, the Company entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  Under the agreement, InSight paid J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. a transaction fee of $4,500,000 and $1,125,000 respectively, for services rendered in connection with the Acquisition, which was recorded as a reduction of additional paid-in capital.  Additionally, J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. will provide business, management and financial advisory services to InSight and the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.

18.          SEGMENT INFORMATION

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

The following tables summarize the operating results by segment (amounts in thousands):

Company

Year ended June 30, 2002:

	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$64,166	$11,161	$—	$75,327
Patient services revenues	1,340	78,390	—	79,730
Other revenues	124	444	(218)	350
Total revenues	65,630	89,995	(218)	155,407

Depreciation and amortization	11,388	11,096	3,978	26,462
Total costs of operations	45,683	64,316	5,585	115,584
Equity in earnings of unconsolidated partnerships	(109)	546	—	437
Operating income (loss)	19,838	26,225	(13,508)	32,555
Interest expense, net	5,964	6,361	12,843	25,168
Income (loss) before income taxes	13,874	19,864	(26,351)	7,387

Predecessor

Period from July 1, 2001 through October 17, 2001:

	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$25,595	$4,172	$—	$29,767
Patient services revenues	680	33,013	—	33,693
Other revenues	58	128	32	218
Total revenues	26,333	37,313	32	63,678

Depreciation and amortization	4,621	4,187	1,015	9,823
Total costs of operations	17,828	25,600	2,259	45,687
Equity in earnings of unconsolidated partnerships	41	341	—	382
Acquisition related compensation charge	—	—	(15,616)	(15,616)
Operating income (loss)	8,546	12,054	(21,027)	(427)
Interest expense, net	2,543	2,538	1,240	6,321
Income (loss) before income taxes	6,003	9,516	(22,267)	(6,748)

Predecessor

Year ended June 30, 2001:

	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$90,178	$13,283	$(40)	$103,421
Patient services revenues	1,958	105,715	(205)	107,468
Other revenues	272	221	121	614
Total revenues	92,408	119,219	(124)	211,503

Depreciation and amortization	19,366	17,113	4,655	41,134
Total costs of operations	64,486	86,684	10,702	161,872
Equity in earnings of unconsolidated partnerships	8	963	—	971
Operating income (loss)	27,930	33,498	(21,609)	39,819
Interest expense, net	9,757	9,288	4,349	23,394
Income (loss) before income taxes	18,173	24,210	(25,958)	16,425

Predecessor

Year ended June 30, 2000:

	Mobile	Fixed-Site	Other	Consolidated
Contract services revenues	$84,400	$11,921	$3,814	$100,135
Patient services revenues	2,436	84,402	—	86,838
Other revenues	656	626	319	1,601
Total revenues	87,492	96,949	4,133	188,574

Depreciation and amortization	16,043	14,497	3,090	33,630
Total costs of operations	63,839	75,324	12,266	151,429
Equity in earnings of unconsolidated partnerships	—	817	—	817
Operating income (loss)	23,653	22,442	(19,079)	27,016
Interest expense, net	7,959	7,558	3,179	18,696
Income (loss) before income taxes	15,694	14,884	(22,258)	8,320

19.          RESULTS OF QUARTERLY OPERATIONS (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands)
2002:
Revenues	$53,117	$53,672	$55,526	$56,770	$219,085

Gross profit	15,046	12,853	14,351	15,564	57,814

Net income (loss)	4,967	(16,794)	3,127	4,061	(4,639)

2001:
Revenues	$52,220	$51,794	$53,815	$53,674	$211,503

Gross profit	11,671	11,452	12,694	13,814	49,631

Net income	2,757	2,971	3,768	4,305	13,801

20.          SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

InSight’s payment obligations under the Notes (Note 9) are guaranteed by the Company (Parent Company) and all of InSight’s wholly owned subsidiaries (the Guarantor Subsidiaries).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  The Company accounts for its investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to the Company are restricted under the Bank Financing.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$14,451	$3,332	$—	$17,783
Trade accounts receivables, net	—	—	35,190	8,669	—	43,859
Other current assets	—	—	7,828	228	—	8,056
Intercompany accounts receivable	87,367	373,875	23,540	—	(484,782)	—
Total current assets	87,367	373,875	81,009	12,229	(484,782)	69,698
Property and equipment, net	—	—	150,857	21,199	—	172,056
Investments in partnerships	—	—	1,886	—	—	1,886
Investments in consolidated subsidiaries	9	9	9,156	—	(9,174)	—
Other assets	—	—	20,640	—	—	20,640
Goodwill and other intangible assets, net	—	—	230,363	4,758	—	235,121
	$87,376	$373,884	$493,911	$38,186	$(493,956)	$499,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$1,500	$1,509	$266	$—	$3,275
Accounts payable and other accrued expenses	—	—	29,408	1,108	—	30,516
Intercompany accounts payable	—	—	461,243	23,539	(484,782)	—
Total current liabilities	—	1,500	492,160	24,913	(484,782)	33,791
Notes payable and capital lease obligations, less current portion	—	372,375	1,506	1,008	—	374,889
Other long-term liabilities	—	—	236	3,109	—	3,345
Stockholders’ equity	87,376	9	9	9,156	(9,174)	87,376
	$87,376	$373,884	$493,911	$38,186	$(493,956)	$499,401

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$20,027	$3,227	$—	$23,254
Trade accounts receivables, net	—	34,873	8,482	—	43,355
Other current assets	—	8,338	41	—	8,379
Intercompany accounts receivable	239,635	22,351	—	(261,986)	—
Total current assets	239,635	85,589	11,750	(261,986)	74,988
Property and equipment, net	—	128,578	19,677	—	148,255
Investments in partnerships	—	1,783	—	—	1,783
Investments in consolidated subsidiaries	(3,501)	7,946	—	(4,445)	—
Other assets	—	6,828	—	—	6,828
Goodwill, net	—	84,358	4,844	—	89,202
	$236,134	$315,082	$36,271	$(266,431)	$321,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$20,810	$12,407	$645	$—	$33,862
Accounts payable and other accrued expenses	—	23,241	1,094	—	24,335
Intercompany accounts payable	—	239,635	22,351	(261,986)	—
Total current liabilities	20,810	275,283	24,090	(261,986)	58,197
Notes payable and capital lease obligations, less current portion	149,853	42,728	1,810	—	194,391
Other long-term liabilities	—	572	2,425	—	2,997
Stockholders’ equity (deficit)	65,471	(3,501)	7,946	(4,445)	65,471
	$236,134	$315,082	$36,271	$(266,431)	$321,056

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$128,442	$26,965	$—	$155,407
Costs of operations	—	—	93,515	22,069	—	115,584
Gross profit	—	—	34,927	4,896	—	39,823

Corporate operating expenses	—	—	7,705	—	—	7,705
Income from company operations	—	—	27,222	4,896	—	32,118

Equity in earnings of unconsolidated partnerships	—	—	437	—	—	437
Operating income	—	—	27,659	4,896	—	32,555

Interest expense, net	—	—	23,774	1,394	—	25,168
Income before income taxes	—	—	3,885	3,502	—	7,387

Provision for income taxes	—	—	2,955	—	—	2,955

Income before equity in income of consolidated subsidiaries	—	—	930	3,502	—	4,432

Equity in income of consolidated subsidiaries	9	9	3,502	—	(3,520)	—

Income before extraordinary item	9	9	4,432	3,502	(3,520)	4,432

Extraordinary item - loss on debt extinguishment	—	—	(4,423)	—	—	(4,423)

Net income	$9	$9	$9	$3,502	$(3,520)	$9

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$50,352	$13,326	$—	$63,678
Costs of operations	—	35,316	10,371	—	45,687
Gross profit	—	15,036	2,955	—	17,991

Corporate operating expenses	—	3,184	—	—	3,184
Income from company operations	—	11,852	2,955	—	14,807

Equity in earnings of unconsolidated partnerships	—	382	—	—	382

Acquisition related compensation charge	—	(15,616)	—	—	(15,616)
Operating income (loss)	—	(3,382)	2,955	—	(427)

Interest expense, net	—	5,647	674	—	6,321
Income (loss) before income taxes	—	(9,029)	2,281	—	(6,748)

Provision (benefit) for income taxes	—	(2,100)	—	—	(2,100)

Income (loss) before equity in income of consolidated subsidiaries	—	(6,929)	2,281	—	(4,648)

Equity in income (loss) of consolidated subsidiaries	(4,648)	2,281	—	2,367	—

Net income (loss)	$(4,648)	$(4,648)	$2,281	$2,367	$(4,648)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$175,201	$36,302	$—	$211,503
Costs of operations	—	132,838	29,034	—	161,872
Gross profit	—	42,363	7,268	—	49,631

Corporate operating expenses	—	10,783	—	—	10,783
Income from company operations	—	31,580	7,268	—	38,848

Equity in earnings of unconsolidated partnerships	—	971	—	—	971
Operating income	—	32,551	7,268	—	39,819

Interest expense, net	—	21,248	2,146	—	23,394
Income before income taxes	—	11,303	5,122	—	16,425

Provision for income taxes	—	2,624	—	—	2,624

Income before equity in income of consolidated subsidiaries	—	8,679	5,122	—	13,801

Equity in income of consolidated subsidiaries	13,801	5,122	—	(18,923)	—

Net income	$13,801	$13,801	$5,122	$(18,923)	$13,801

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2000

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$168,884	$19,690	$—	$188,574
Costs of operations	—	134,784	16,645	—	151,429
Gross profit	—	34,100	3,045	—	37,145

Corporate operating expenses	—	10,946	—	—	10,946
Income from company operations	—	23,154	3,045	—	26,199

Equity in earnings of unconsolidated partnerships	—	817	—	—	817
Operating income	—	23,971	3,045	—	27,016

Interest expense, net	—	17,730	966	—	18,696
Income before income taxes	—	6,241	2,079	—	8,320

Provision for income taxes	—	1,131	—	—	1,131

Income before equity in income of consolidated subsidiaries	—	5,110	2,079	—	7,189

Equity in income of consolidated subsidiaries	7,189	2,079	—	(9,268)	—

Net income	$7,189	$7,189	$2,079	$(9,268)	$7,189

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$9	$9	$9	$3,502	$(3,520)	$9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary loss on debt extinguishment	—	—	4,423	—	—	4,423
Depreciation and amortization	—	—	23,066	3,396	—	26,462
Equity in income of consolidated subsidiaries	(9)	(9)	(3,502)	—	3,520	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	1,615	259	—	1,874
Intercompany receivables, net	101,826	(203,212)	104,806	(3,420)	—	—
Other current assets	—	—	676	(86)	—	590
Accounts payable and other accrued expenses	—	—	6,199	44	—	6,243
Net cash provided by (used in) operating activities	101,826	(203,212)	137,292	3,695	—	39,601

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	—	—	—	—	(187,722)
Cash acquired in the Acquisition	—	—	4,773	3,656	—	8,429
Additions to property and equipment	—	—	(39,493)	(4,162)	—	(43,655)
Other	—	—	1,385	—	—	1,385
Net cash used in investing activities	(187,722)	—	(33,335)	(506)	—	(221,563)

FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of equity issuance costs	85,763	—	—	—	—	85,763
Issuance of common stock	133	—	—	—	—	133
Payment of deferred loan fees	—	—	(29,499)	—	—	(29,499)
Principal payments of notes payable and capital lease obligations	—	(371,788)	(44,559)	(163)	—	(416,510)
Proceeds from issuance of debt	—	575,000	—	—	—	575,000
Payments made in connection with refinancing of notes payable	—	—	(15,109)	—	—	(15,109)
Other	—	—	(339)	306	—	(33)
Net cash provided by (used in) financing activities	85,896	203,212	(89,506)	143	—	199,745

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	14,451	3,332	—	17,783

Cash, beginning of period	—	—	—	—	—	—
Cash, end of period	$—	$—	$14,451	$3,332	$—	$17,783

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$(4,648)	$(4,648)	$2,281	$2,367	$(4,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Acquisition related compensation charge	—	15,616	—	—	15,616
Depreciation and amortization	—	8,250	1,573	—	9,823
Equity in income of consolidated subsidiaries	4,648	(2,281)	—	(2,367)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	(1,932)	(446)	—	(2,378)
Intercompany receivables, net	5,058	(5,090)	32	—	—
Other current assets	—	(3,515)	(101)	—	(3,616)
Accounts payable and other accrued expenses	—	53	(30)	—	23
Net cash provided by operating activities	5,058	6,453	3,309	—	14,820

INVESTING ACTIVITIES:
Additions to property and equipment	—	(18,609)	(2,243)	—	(20,852)
Other	—	(740)	—	—	(740)
Net cash used in investing activities	—	(19,349)	(2,243)	—	(21,592)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	145	—	—	—	145
Principal payments of notes payble and capital lease obligations	(5,203)	(2,358)	(1,018)	—	(8,579)
Other	—	—	381	—	381
Net cash used in financing activities	(5,058)	(2,358)	(637)	—	(8,053)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(15,254)	429	—	(14,825)

Cash, beginning of period	—	20,027	3,227	—	23,254
Cash, end of period	$—	$4,773	$3,656	$—	$8,429

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$13,801	$13,801	$5,122	$(18,923)	$13,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	34,882	6,252	—	41,134
Equity in income of consolidated subsidiaries	(13,801)	(5,122)	—	18,923	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	(1,274)	(1,483)	—	(2,757)
Intercompany receivables, net	18,209	(21,218)	3,009	—	—
Other current assets	—	672	110	—	782
Accounts payable and other accrued expenses	—	(2,606)	328	—	(2,278)
Net cash provided by operating activities	18,209	19,135	13,338	—	50,682

INVESTING ACTIVITIES:
Additions to property and equipment	—	(12,494)	(10,417)	—	(22,911)
Other	—	3,459	(3,990)	—	(531)
Net cash used in investing activities	—	(9,035)	(14,407)	—	(23,442)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	183	—	—	—	183
Principal payments of notes payable and capital lease obligations	(18,392)	(13,552)	185	—	(31,759)
Other	—	(1,896)	2,353	—	457
Net cash provided by (used in) financing activities	(18,209)	(15,448)	2,538	—	(31,119)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(5,348)	1,469	—	(3,879)

Cash, beginning of year	—	25,375	1,758	—	27,133
Cash, end of year	$—	$20,027	$3,227	$—	$23,254

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2000

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$7,189	$7,189	$2,079	$(9,268)	$7,189
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	31,343	2,287	—	33,630
Equity in income of consolidated subsidiaries	(7,189)	(2,079)	—	9,268	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	(3,907)	(704)	—	(4,611)
Intercompany receivables, net	(27,447)	30,180	(2,733)	—	—
Other current assets	—	(1,849)	46	—	(1,803)
Accounts payable and other accrued expenses	—	5,853	266	—	6,119
Net cash provided by (used in) operating activities	(27,447)	66,730	1,241	—	40,524

INVESTING ACTIVITIES:
Acquisitions of Centers and Fixed Facilities	—	(25,346)	—	—	(25,346)
Additions to property and equipment	—	(22,635)	(535)	—	(23,170)
Other	—	(554)	—	—	(554)
Net cash used in investing activities	—	(48,535)	(535)	—	(49,070)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	192	—	—	—	192
Principal payments of notes payable and capital lease obligations	(17,945)	(7,326)	(197)	—	(25,468)
Proceeds from issuance of debt	45,200	—	—	—	45,200
Other	—	1,797	(336)	—	1,461
Net cash provided by (used in) financing activities	27,447	(5,529)	(533)	—	21,385

INCREASE IN CASH AND CASH EQUIVALENTS	—	12,666	173	—	12,839

Cash, beginning of year	—	12,709	1,585	—	14,294
Cash, end of year	$—	$25,375	$1,758	$—	$27,133

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2002, the Company terminated the engagement of Arthur Andersen LLP as its independent auditor and engaged PricewaterhouseCoopers LLP as its independent accountant for performing the fiscal year ended June 30, 2002 audit.  A current report on Form 8-K with respect to these events was filed with the SEC on August 8, 2002.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The stockholders agreement among the Company, J.W. Childs Equity Partners II, L.P., JWC-InSight Co-invest LLC, Halifax Capital Partners, L.P., David W. Dupree, management of InSight and all other holders of capital stock or stock options of the Company obligates the Company’s stockholders to appoint up to eight directors nominated by J.W. Childs Equity Partners II, L.P. (as would constitute a majority of the board of directors) and two nominees designated by Halifax Capital Partners.  Pursuant to the terms of the Acquisition, there are currently seven directors comprising the board of directors, five of whom have been nominated by J.W. Childs Equity Partners II, L.P. and two of whom have been nominated by Halifax Capital Partners.  The directors are elected annually by, and serve at the discretion of, the Company’s stockholders.  The Company’s executive officers are elected annually by, and serve at the discretion of the board of directors.

The following table sets forth the name, age, position and the years in which they were appointed to their current positions, of the Company’s directors and executive officers, including the executive officers of InSight who are deemed executive officers (as defined under Rule 3b-7 of the Exchange Act) of the Company, as of August 30, 2002:

Name	Age	Current Position	Years
Steven T. Plochocki	51	Director, President and Chief Executive Officer	1999
Patricia R. Blank	52	Executive Vice President and Chief Information Officer of InSight	1998
Michael A. Boylan	46	Executive Vice President and Chief Development Officer of InSight	2002
Thomas V. Croal	42	Executive Vice President and Chief Financial Officer	1996
Brian G. Drazba	40	Senior Vice President-Finance and Corporate Controller	1997
Cecilia A. Guastaferro	42	Senior Vice President-Human Resources of InSight	2000
Marilyn U. MacNiven-Young	51	Executive Vice President, General Counsel and Secretary	1998
Michael S. Madler	43	Executive Vice President and Chief Operating Officer of InSight	2002
Michael N. Cannizzaro	52	Director and Chairman of the Board	2001
Kenneth M. Doyle	37	Director	2001
David W. Dupree	49	Director	2001
Steven G. Segal	42	Director	2001
Mark J. Tricolli	31	Director	2001
Edward D. Yun	35	Director	2001

Steven T. Plochocki has been President and Chief Executive Officer and a director of the Company since February 11, 2002.  He has been President and Chief Executive Officer and a director of InSight since November 22, 1999.  From January 1998 through November 19, 1999, Mr. Plochocki was President and Chief Executive Officer of Centratex Support Services, Inc., a support services company for the health care industry.  Mr. Plochocki was President and Chief Operating Officer of Apria Healthcare Group Inc., a home health care company, from July 1995 through October 1997.

Patricia R. Blank has been InSight’s Executive Vice President and Chief Information Officer since September 1, 1999.  Prior to joining InSight, Ms. Blank was the principal of Blank & Company, a consulting firm specializing in health care consulting.  From 1995 to 1998, Ms. Blank served as Executive Vice President and Chief Operating Officer of HealthHelp, Inc., a Houston, Texas-based radiology services organization managing radiology provider networks in multiple states. From 1988 to 1995, she was corporate director of radiology of FHP, a California insurance company.

Michael A. Boylan has been InSight’s Executive Vice President and Chief Development Officer since February 7, 2002.  He was Executive Vice President, Operations, Eastern Division of InSight from July 1, 2000 to February 7, 2002.  From April 1998 to July 1, 2000, he was Executive Vice President and Chief Development Officer.  From February 1996 to April 1998, he was Senior Vice President-Operations of InSight.  Mr. Boylan has served as Executive Vice President of Maxum Health Corp. (“MHC”), a wholly owned subsidiary of InSight, since March

1994.  From 1992 to 1994, he served as a regional Vice President of MHC’s principal operating subsidiary, Maxum Health Services Corp.  From 1991 to 1992, he served as an Executive Director of certain of MHC’s operations.  From 1986 to 1991, Mr. Boylan served in various capacities as an officer or employee, including President and Chief Operating Officer, with American Medical Imaging Corporation.

Thomas V. Croal has been Executive Vice President and Chief Financial Officer of the Company since February 11, 2002 and Executive Vice President and Chief Financial Officer of InSight since February 1996.  From July 1998 to June 1999, Mr. Croal also served as Chief Operating Officer of InSight.  Mr. Croal served as a director of American Health Services Corp. (“AHS”), a wholly owned subsidiary of InSight, from March 1991 until June 1996.  He served as Vice President and Chief Financial Officer of AHS from April 1991.  He was Controller of AHS from 1989 until April 1991.  From 1981 to 1989, Mr. Croal was employed by Arthur Andersen & Co., an independent public accountant.

Brian G. Drazba has been Senior Vice President-Finance and Controller of the Company since February 11, 2002 and Senior Vice President-Finance and Controller of InSight since July 1997.  From March 1996 to July 1997, he served as Vice President-Finance of InSight.  From June 1995, he served as Vice President-Finance of AHS.  Mr. Drazba served as corporate controller for AHS from 1992 to 1995.  From 1985 to 1992, Mr. Drazba was employed by Arthur Andersen & Co.

Cecilia A. Guastaferro has been InSight’s Senior Vice President-Human Resources since July 1, 2000.  From July 1997 to June 30, 2000, she was Vice President-Human Resources of InSight.  Ms. Guastaferro served as Director of Human Resources of AHS from May 1994 through June 1996, when she became Director of Human Resources of InSight.

Marilyn U. MacNiven-Young has been Executive Vice President, General Counsel and Corporate Secretary of the Company since February 11, 2002 and Executive Vice President, General Counsel and Corporate Secretary of InSight since August 1998.  From February 1996 through July 1998, she was an independent consultant to InSight.  From September 1994 through June 1995, she was Senior Vice President and General Counsel of Abbey Healthcare Group, Inc., a home health care company.  From 1991 through 1994, Ms. MacNiven-Young served as General Counsel of AHS.

Michael S. Madler has been InSight’s Executive Vice President and Chief Operating Officer since February 7, 2002.  He joined InSight as a Senior Vice President in October 1998 and served as such until June 8, 1999 when he was appointed Executive Vice President, Operations, Western Division.  From 1993 through October 1998, Mr. Madler was Chief Operating Officer of Prime Medical Services, Inc. an Austin, Texas-based lithotripsy services management company.

Michael N. Cannizzaro became a member of the Company’s board of directors on October 17, 2001 and was elected chairman of the board on May 30, 2002.  He is an Operating Partner of J.W. Childs Associates, L.P.  Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000.  Prior to that, he was President of Caremark International’s Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark’s Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994.  He held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of four different divisions.  He is also a director of National Nephrology Associates, Inc. and Universal Hospital Services, Inc.

Kenneth M. Doyle has been a director and Vice President of the Company since June 13, 2001.  Mr. Doyle is a Principal of The Halifax Group, L.L.C.  Mr. Doyle joined The Halifax Group, L.L.C. in January 2000.  Prior to joining The Halifax Group, L.L.C., Mr. Doyle was an Industry Leader and Vice President at GE Equity, the private equity subsidiary of GE Capital.  Prior to joining GE Equity, Mr. Doyle spent four years in investment banking as a Senior Associate for the Telecommunications Corporate Finance Group at Merrill Lynch and as an Associate with Chase Manhattan Bank in the Media and Telecommunications Group.  Mr. Doyle also spent three years with Ernst & Young in the Entrepreneurial Services Group.  Mr. Doyle currently serves on the board of directors of National Packaging Solutions Group, Inc.

David W. Dupree became a member of the Company’s board of directors on October 17, 2001.  Mr. Dupree is a Managing Director of The Halifax Group, L.L.C. which he founded in January 1999.  Prior to joining The Halifax Group, L.L.C., Mr. Dupree was a Managing Director and Partner with The Carlyle Group, a global investment firm located in Washington, D.C., where he was primarily responsible for investments in health care and related sectors.  Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities and prior to that, he was Co-Head of Equity Private Placements at Alex, Brown & Sons Incorporated.  Mr. Dupree currently serves on the board of directors of Whole Foods Markets, Inc. and National Packaging Solutions Group, Inc. and previously served on InSight’s board of directors, as a designee of The Carlyle Group, from October 1997 to December 1999.

Steven G. Segal became a member of the Company’s board of directors on October 17, 2001.  He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1995.  Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director.  He is also a director of Quality Stores Inc., Jillian’s Entertainment Corp., National Nephrology Associates, Inc., Big V Supermarkets, Inc., The NutraSweet Company, Universal Hospital Services, Inc. and is Co-Chairman of the Board of Empire Kosher Poultry, Inc.

Mark J. Tricolli has been a director and Vice President of the Company since June 13, 2001.  Mr. Tricolli is a Senior Associate at J.W. Childs Associates, L.P., which he joined in 2000.  Prior to that Mr. Tricolli was an Associate in the Merchant Banking Division of Goldman Sachs from 1999 to 2000, an Analyst at William Blair Capital Partners, a private equity firm based in Chicago, Illinois from 1995 to 1997 and an Analyst at Chemical Securities, Inc. from 1993 to 1995.

Edward D. Yun became a director and President of the Company on June 13, 2001.  He became a Vice President of the Company on February 11, 2002.  He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1996.  From 1994 until 1996, he was as Associate at DLJ Merchant Banking, Inc.  He is also a director of Jillian’s Entertainment Corp., Pan Am International Flight Academy, Inc., National Nephrology Associates, Inc., Equinox Holdings, Inc., Chevys, Inc., Universal Hospital Services, Inc. and Hartz Mountain Corporation.

In fiscal 2002, the Company’s board of directors took action by unanimous written consent seven times.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.  The board of directors of the Company has not established committees.  Instead, upon consummation of the Acquisition, the InSight board of directors, which is identical to the board of directors of the Company, established the following committees to act with regard to compensation and other matters for the Company:

COMPENSATION COMMITTEE.  The Compensation Committee currently consists of Messrs. Cannizzaro, Dupree, Plochocki and Segal.  The Compensation Committee is responsible for determining the specific forms and levels of compensation of the executive officers of InSight and its subsidiaries, since there are no employees of the Company, and administering or assisting the board of directors in administering the Company’s 2001 Stock Option Plan, and other stock options granted by the Company.  The Compensation Committee met once in fiscal 2002.

One of the members of the Compensation Committee, Mr. Plochocki, is the Company’s President and Chief Executive Officer.  Mr. Plochocki did not participate in decisions relating to his own compensation.  In connection with the Acquisition, as a holder of options to purchase InSight common stock, Mr. Plochocki received in consideration for the cancellation of options to purchase 122,500 shares of InSight common stock, $1,179,675, representing the difference between $18.00 and the exercise price of the options, and he rolled over options to purchase 52,500 shares of InSight common stock, with an exercise price of $8.37, into options to purchase 52,500 shares of the Company’s common stock at the same price.  See “Item 13. Certain Relationships and Related Transactions.”

ACQUISITION COMMITTEE.  The Acquisition Committee currently consists of Messrs. Doyle, Tricolli and Yun.  Its principal function is to review de novo and acquisition opportunities of the Company.  The Acquisition Committee met five times and took action by unanimous written consent once in fiscal 2002.

AUDIT COMMITTEE.  The Audit Committee consists of Messrs. Doyle, Tricolli and Yun.  Its principal functions are to review the results of the Company’s annual audit with the Company’s independent auditors and review the performance of the Company’s independent auditors.    The Audit Committee met four times in fiscal 2002.

EXECUTIVE COMMITTEE.  The Executive Committee currently consists of Messrs. Cannizzaro, Dupree, Plochocki and Segal.  It is authorized to exercise all the power and authority of the board of directors in the management of the business of the Company but its authority does not extend to certain fundamental corporate transactions.  The Executive Committee did not meet in fiscal 2002.

REGULATORY COMPLIANCE COMMITTEE.  The Regulatory Compliance Committee consisting of Messrs. Doyle, Tricolli and Yun is responsible for monitoring regulatory compliance of the Company’s business.  The Regulatory Compliance Committee did not meet in fiscal 2002.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.  The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company and its subsidiaries for the years ended June 30, 2002, 2001, and 2000 of (i) each of the persons who served as the Company’s chief executive officer during the year ended June 30, 2002, and (ii) the four most highly compensated executive officers (as such term is defined in Rule 3b-7) (other than the chief executive officer) of the Company serving as executive officers at June 30, 2002 (“Other Executive Officers”), and whose aggregate cash compensation exceeded $100,000 for the year ended June 30, 2002 (collectively, “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Annual Compensation				LongTerm Compensation Awards Stock Options (Shares)	All Other Comp(2)
	Fiscal Year Ended	Salary	Bonus(1)	Other(2)
Edward D. Yun President(3)	2002 2001 2000	$ — — —	$ — — —	$ — — —	— — —	$ — — —

Steven T. Plochocki President and Chief Executive Officer	2002 2001 2000	300,000 280,000 158,750	75,000 238,000 125,000	9,000 9,000 5,625	147,500 50,000 125,000	1,194,779 3,324 1,655

Marilyn U. MacNiven-Young Executive Vice President, General Counsel and Secretary	2002 2001 2000	260,300 243,300 236,250	30,000 103,400 59,100	9,000 9,000 9,000	30,000 10,000 —	530,431 3,850 3,964

Thomas V. Croal Executive Vice President and Chief Financial Officer	2002 2001 2000	252,500 236,000 225,500	40,000 140,420 75,250	9,000 9,000 9,000	122,500 5,000 —	1,528,916 1,409 8,319

Michael A. Boylan Executive Vice President and Chief Development Officer(4)	2002 2001 2000	225,000 210,000 195,000	50,000 124,950 68,250	9,000 9,000 14,000	116,990 10,000 —	1,063,204 4,365 4,819

Michael S. Madler Executive Vice President and Chief Operating Officer(5)	2002 2001 2000	221,100 200,000 175,000	60,000 119,000 61,250	9,000 9,000 16,350	94,000 50,000 —	545,627 6,618 4,090

(1)         Annual bonuses are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(2)         Amounts of Other Annual Compensation include perquisites (auto allowances and commissions for contract awards and renewals) and amounts of All Other Compensation include (i) amounts contributed to the Company’s 401(k) profit sharing plan, (ii) specified premiums on executive insurance arrangements,  (iii) specified premiums on executive health insurance arrangements and (iv) cash proceeds received from cancelled options in connection with the Acquisition (see “Item 13. Certain Relationships and Related Transactions”) for the Named Executive Officers.

(3)         On November 12, 2001, Mr. Plochocki was elected as president and chief executive officer of the Company in place of Mr. Yun.

(4)         On February 7, 2002, Mr. Boylan became executive vice president and chief development officer.

(5)         On February 7, 2002, Mr. Madler became executive vice president and chief operating officer.

COMPENSATION OF DIRECTORS.  The Company reimburses its non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.  The Company does not pay fees to directors for attendance at meetings or for their services as members of the board of directors.

OPTION GRANTS.  For the year ended June 30, 2002, certain InSight stock options were rolled over into options of the Company under the Company’s 2001 Stock Option Plan and stock options were granted by the Company pursuant to stock option agreements to the Named Executive Officers, as follows:

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(1)	Market Price on Grant Date	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
						5%	10%
Edward D. Yun	—	—	$—	$—	—	$—	$—

Steven T. Plochocki	52,500	7%	8.37	18.00	10/17/11	276,352	700,333
	95,000	12%	18.00		10/17/11	1,075,410	2,725,300

Marilyn U. MacNiven-Young	30,000	4%	18.00		10/17/11	339,605	860,621

Thomas V. Croal	52,500	7%	8.37	18.00	10/17/11	276,352	700,333
	70,000	9%	18.00		10/17/11	792,408	2,008,115

Michael A. Boylan	46,990	6%	8.37	18.00	10/17/11	247,347	626,830
	70,000	9%	18.00		10/17/11	792,408	2,008,115

Michael S. Madler	24,000	3%	8.37	18.00	10/17/11	126,334	320,153
	70,000	9%	18.00		10/17/11	792,408	2,008,115

(1)         The rolled over stock options retained their original exercise price of $8.37.  The other options were granted at an exercise price of $18.00 per share, the price per share that subscribing stockholders paid to the Company on the consummation of the Acquisition in connection with their subscription for the common stock of the Company.

(2)         Potential realizable value is determined by taking the exercise price per share and applying the stated annual appreciation rate compounded annually for the remaining term of the option (ten years), subtracting the exercise price per share at the end of the period and multiplying the remaining number by the number of options granted.  Actual gains, if any, on stock option exercises and the Company’s common stock holdings are dependent on the future performance of the common stock.

(3)         The rolled over options are fully vested and exercisable.  The other options are exercisable starting twelve months after the date of grant with 20% of the shares vesting annually on the following schedule:  (i) 25% of the shares becoming exercisable upon the anniversary of the consummation of the Acquisition in each of the fiscal years ending on June 30 in the years 2003-2007 and (ii) 75% of the shares becoming exercisable for each fiscal year ending on June 30 in the years 2002-2006 upon the attainment of certain predetermined performance-based targets.  The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

OPTION EXERCISES AND FISCAL YEAR-END VALUES.  During the year ended June 30, 2002, none of the Named Executive Officers exercised any stock options.  The following table sets forth information with respect to the unexercised options to purchase common stock granted under the Company’s 2001 Stock Option Plan and pursuant to stock option agreements, for the Named Executive Officers as of June 30, 2002:

	Number of Shares Acquired on Exercise	Value Realized			Value of Unexercised In-The-Money Options at June 30, 2002(1)
			Number of Unexercised Options Held at June 30, 2002

Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Edward D. Yun	—	$—	—	—	$—	$—

Steven T. Plochocki	—	—	52,500	95,000	505,575	—

Marilyn U. MacNiven-Young	—	—	—	30,000	—	—

Thomas V. Croal	—	—	52,500	70,000	505,575	—

Michael A. Boylan	—	—	46,990	70,000	452,514	—

Michael S. Madler	—	—	24,000	70,000	231,120	—

(1) Based on the price at which the common stock was valued on that date of $18.00 per share.

CANCELLATION OF OPTIONS IN THE ACQUISITION.  On the consummation of the Acquisition, each holder of an option to purchase shares of common stock of InSight outstanding under any of InSight’s stock option plans, whether or not vested, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the stock option agreements (less applicable tax withholding), and the options were terminated; except that Messrs. Plochocki, Croal, Boylan and Madler rolled over certain of their InSight stock options into fully vested options to purchase the Company’s common stock under the Company’s 2001 Stock Option Plan.

INDEMNIFICATION AGREEMENTS.  InSight has entered into separate indemnification agreements with each of its directors and executive officers that could require InSight, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors and executive officers of InSight and its affiliates and to advance expenses incurred by them as a result of any proceedings against them as to which they could be indemnified.

EMPLOYMENT AGREEMENTS.  In connection with the Acquisition, the Named Executive Officers (except for Mr. Yun) entered into new employment agreements.  The employment agreement with Mr. Plochocki is for a term of three years, subject to certain termination rights.  Mr. Plochocki will receive an annual base salary as well as a discretionary bonus of up to 75% of his annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of his annual base salary upon the achievement of other goals mutually agreed upon by Mr. Plochocki and InSight’s board of directors.  Mr. Plochocki’s employment agreement also provides for a life insurance policy of three times the amount of his annual base salary and entitles him to participate during the term of his employment in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and the Company’s stock option plans.  Mr. Plochocki will be subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his employment agreement and continuing for a period of 24 months after the termination of his employment.  Mr. Plochocki’s employment agreement will terminate and he will be entitled to all accrued and unpaid compensation, as well as 24 months of compensation at the annual salary then in effect (i) upon his permanent and total disability (as defined in his employment agreement); (ii) upon InSight’s 30 days’ written notice to him of the termination of his employment without cause (as defined in his employment agreement); (iii) if he terminates his employment with InSight for good reason (as defined in his employment agreement); and (iv) if his employment is terminated by InSight without cause or he terminates his employment for good reason within 12 months of a change in control (as defined in his employment agreement), which occurs after the consummation of the Acquisition.  In addition, InSight will maintain at its expense until the earlier of 24 months after the date of termination or commencement of Mr. Plochocki’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs in which Mr. Plochocki was entitled to participate immediately prior to the date of termination.  Mr. Plochocki’s employment will terminate upon his death and the executors or administrators of his estate or his heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his death.  Mr. Plochocki’s employment will immediately terminate and he will not be entitled to receive any monetary compensation or benefit upon (i) the termination of his employment by InSight for cause, or (ii) his voluntary termination of his employment with InSight without good reason.

The employment agreement with each of the other four Named Executive Officers (except for Mr. Yun) provides for a term of 12 months on a continuing basis, subject to certain termination rights.  The executive’s employment agreements provide for an annual salary as well as a discretionary bonus of up to 75% of the executive’s annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of the executive’s annual base salary upon the achievement of other goals mutually agreed upon by each executive and InSight’s President and Chief Executive Officer and approved by InSight’s board of directors.  Each executive is provided with a life insurance policy of three times the amount of his or her annual base salary and is entitled to participate in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and the Company’s stock option plans.  Each executive will be subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his or her respective employment agreement and continuing for a period of 12 months after the termination of his or her respective employment.  Each executive’s employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as 12 months of compensation at the annual salary rate then in effect (i) upon the executive’s permanent and total disability (as defined in the respective employment agreement); (ii) upon InSight’s 30 days’ written notice to the executive of the termination of the executive’s employment without cause (as defined in the respective employment agreement);  (iii) if the executive terminates his or her employment with InSight for good reason (as defined in the respective employment agreement); and (iv) if the executive’s employment is terminated by InSight without cause or he or she terminates his or her employment for good reason within 12 months of a change in control (as defined in the respective employment agreement), which occurs after the consummation of the Acquisition.  In addition, InSight will maintain at its expense until the earlier of 12 months after the date of termination or commencement of the executive’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination.  Each executive’s employment will immediately terminate upon his or her death and the executors or administrators of his or her estate or his or her heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his or her death.  The executive’s employment will terminate and the executive will not be entitled to receive any monetary compensation or benefit upon (i) the termination of his or her respective employment by InSight for cause, or (ii) his or her voluntary termination of his or her respective employment with InSight without good reason.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of August 30, 2002, by:  (i) each person or entity known to the Company owning beneficially 5% or more of the Company’s common stock; (ii) each director of the Company; (iii) each of the Company’s Named Executive Officers; and (iv) all directors and executive officers (as defined by Rule 3b-7), as a group.  At August 30, 2002, the Company’s outstanding securities consists of approximately 5,468,764 shares of common stock and options to purchase 175,990 shares of common stock which are immediately exercisable.  Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Common Stock Beneficially Owned(1)

J.W. Childs Equity Partners II, L.P.(2) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	4,350,290	79.5%

JWC-InSight Co-invest LLC(3) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	338,532	6.2%

Halifax Capital Partners, L.P.(4) 1133 Connecticut Avenue, N.W. Washington, D.C. 20036	1,111,112	20.3%

Steven G. Segal(5) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	—	—

Edward D. Yun(6) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	—	—

Michael N. Cannizzaro(7) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	—	—

Mark J. Tricolli(8) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	—	—

David W. Dupree(9) 1133 Connecticut Avenue, N.W. Washington, D.C. 20036	4,092	*

Kenneth M. Doyle(10) 1133 Connecticut Avenue, N.W. Washington, D.C. 20036	—	—

Steven T. Plochocki(11) 4400 MacArthur Blvd., Suite 800 Newport Beach, CA 92660	57,250	*

Michael A. Boylan(12) 110 Gibraltar Road Horsham, PA 18901	50,490	*

Thomas V. Croal(13) 4400 MacArthur Blvd., Suite 800 Newport Beach, CA 92660	56,000	*

Michael S. Madler(14) 4400 MacArthur Blvd., Suite 800 Newport Beach, CA 92660	27,500	*

Marilyn U. MacNiven-Young(15) 4400 MacArthur Blvd., Suite 800 Newport Beach, CA 92660	1,500	*

All directors and executive officers, as a group (14 persons)	200,357	3.5%

*	Less than 1%

(1)	For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after August 30, 2002.

(2)

Includes 4,011,758 shares of the Company’s common stock owned directly by J.W. Childs Equity Partners II, L.P. and 338,532 shares of the Company’s common stock owned directly by JWC-InSight Co-invest LLC, an affiliate of J.W. Childs Equity Partners II, L.P.  The general partner of J.W. Childs Equity Partners II, L.P. is J.W. Childs Advisors II, L.P., a Delaware limited partnership.  The general partner of J.W. Childs Advisors II, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership.  The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation. J.W. Childs Advisors II, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the 4,350,290 shares of the Company’s common stock held by J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.

(3)

JWC-InSight Co-invest LLC is a Delaware limited liability company and affiliate of J.W. Childs Equity Partners II, L.P.  J.W. Childs Associates Inc. is the managing member of JWC-InSight Co-invest LLC.  As the managing member, J.W. Childs Associates Inc. owns the 338,532 shares of the Company’s common stock to be held directly by JWC-InSight Co-invest LLC.  Messrs. Segal, Yun, Cannizzaro and Tricolli are each members of JWC-InSight Co-invest LLC.

(4)

Includes 1,107,020 shares of the Company’s common stock owned directly by Halifax Capital Partners, L.P. and 4,092 shares of the Company’s common stock owned directly by Mr. Dupree, a Managing Director of The Halifax Group, L.L.C.  The general partner of Halifax Capital Partners, L.P. is Halifax Genpar, L.P., a Delaware limited partnership.  The general partner of Halifax Genpar, L.P. is The Halifax Group, L.L.C. a Delaware limited liability company.  Halifax Genpar, L.P. and The Halifax Group, L.L.C. may be deemed to beneficially own the 1,111,112 shares of the Company’s common stock held by Halifax Capital Partners, L.P. and its affiliate, Mr. Dupree.  Halifax Capital Partners, L.P., Halifax Genpar, L.P. and The Halifax Group, L.L.C. disclaim beneficial ownership of the 4,092 shares of the Company’s common stock owned directly by Mr. Dupree.

(5)

As a Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P., and a member of JWC-InSight Co-invest LLC, Mr. Segal may be deemed to beneficially own the 4,011,758 shares of the Company’s common stock owned by J.W. Childs Equity Partners II, L.P. and the 338,532 shares of the Company’s common stock held directly by JWC-InSight Co-invest LLC.  Mr. Segal disclaims beneficial ownership of such shares of the Company.

(6)

As a Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P. and a member of JWC-InSight Co-invest LLC, Mr. Yun may be deemed to beneficially own the 4,011,758 shares of the Company’s common stock owned by J.W. Childs Equity Partners II, L.P., and the 338,532 shares of the Company’s common stock held directly by JWC-InSight Co-invest LLC.  Mr. Yun disclaims beneficial ownership of such shares of the Company.

(7)

As an Operating Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P. and a member of JWC-InSight Co-invest LLC, Mr. Cannizzaro may be deemed to beneficially own the 4,011,758 shares of  the Company’s common stock owned by J.W. Childs Equity Partners II, L.P. and the 338,532 shares of the Company’s common stock held directly by JWC-InSight Co-invest LLC.  Mr. Cannizzaro disclaims beneficial ownership of such shares of the Company.

(8)

As a Senior Associate at J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P. and a member of JWC-InSight Co-invest LLC, Mr. Tricolli may be deemed to beneficially own the 4,011,758 shares of the Company’s common stock owned by J.W. Childs Equity Partners II, L.P. and the 338,532 shares of the Company’s common stock held directly by JWC-InSight Co-invest LLC.  Mr. Tricolli disclaims beneficial ownership of such shares of the Company.

(9)

As a Managing Director of The Halifax Group, L.L.C., which manages Halifax Capital Partners, L.P., Mr. Dupree may also be deemed to beneficially own the 1,107,020 shares of the Company’s common stock owned by Halifax Capital Partners, L.P. and its affiliates. Mr. Dupree disclaims beneficial ownership of such shares of the Company.

(10)

As a Principal of The Halifax Group, L.L.C., which manages Halifax Capital Partners, L.P., Mr. Doyle may be deemed to beneficially own the 1,111,112 shares of the Company’s common stock owned by Halifax Capital Partners, L.P. and its affiliates.  Mr. Doyle disclaims beneficial ownership of the shares of the Company.

(11)

Includes (i) an option to purchase 52,500 shares of the Company’s common stock at an exercise price of $8.37 share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 4,750 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 90,250 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(12)

Includes (i) an option to purchase 46,990 shares of the Company’s common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 3,500 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 66,500 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(13)

Includes (i) an option to purchase 52,500 shares of the Company’s common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 3,500 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 66,500 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(14)

Includes (i) an option to purchase 24,000 shares of  the Company’s common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 3,500 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 66,500 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(15)

Includes an option to purchase 1,500 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 28,500 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

Except as otherwise noted, the Company believes that each of the stockholders listed in the table above has sole voting and dispositive power over all shares beneficially owned.  Each of the stockholders of the Company in the table above is party to a stockholders agreement which governs the transferability and voting of shares of the Company’s common stock held by them.  See “Item 13. Certain Relationships and Related Transactions —Stockholders Agreement.”

EQUITY COMPENSATION PLAN INFORMATION.  The following table provides information as of June 30, 2002, with respect to compensation plans under which the Company’s common stock is authorized for issuance.  These compensation plans include:  (i) the 2001 Stock Option Plan; and (ii) stock options granted pursuant to stock option agreements.  Both of these plans were approved by the Company’s stockholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	772,990	$15.81	29,000

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT.  Upon the completion of the Acquisition, the Company entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  Under the agreement, InSight paid J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. a transaction fee of $4,500,000 and $1,125,000, respectively, for services rendered in connection with the Acquisition.  Additionally, J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. will provide business, management and financial advisory services to the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  The Company will also reimburse such entities for all travel and other out-of-pocket expenses incurred by such entities in connection with their performance of the advisory services under the agreement.  The management agreement has an initial term of five years, which term will automatically renew for one year periods thereafter and is subject to earlier termination by the board of directors of the Company.  Furthermore, the Company and InSight have agreed to indemnify and hold harmless J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and their affiliates, from and against any and all claims, losses, damages and expenses arising out of the Acquisition or the performance by J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. of their obligations under the management agreement.

STOCKHOLDERS AGREEMENT.  The Company, J.W. Childs Equity Partners II, L.P., JWC-InSight Co-invest LLC, Halifax Capital Partners, L.P., Mr. Dupree, management of InSight and all other holders of capital stock or stock options of the Company have entered into a stockholders agreement.  Under the stockholders agreement, the Company and each stockholder have a right of first refusal to purchase any stock proposed to be sold by all other stockholders, except J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.  Additionally, the stockholders agreement affords (i) stockholders, other than J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC, so-called “tag-along” rights with respect to proposed sales of capital stock of the Company by J.W. Childs Equity Partners II, L.P. and JWC InSight Co-invest LLC; (ii) J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC so-called “drag-along” rights with respect to proposed sales of a majority of the capital stock of the Company and (iii) all stockholders certain registration rights with respect to the capital stock of the Company.  Furthermore, the stockholders agreement contains put and call features on capital stock and stock options held by InSight management which are triggered upon termination of such individual’s employment with InSight.  The stockholders agreement also obligates the Company and the stockholders to take all necessary action to appoint, as directors of the Company, up to eight nominees designated by J.W. Childs Equity Partners II, L.P. (as would constitute a majority of the Company’s entire board of directors) and two nominees designated by Halifax Capital Partners, L.P.

TREATMENT OF OPTIONS IN THE ACQUISITION.  Pursuant to the agreement and plan of merger, upon consummation of the Acquisition, holders of options to purchase InSight common stock received the difference between $18.00 and the exercise price of each share of InSight common stock the holder could have acquired pursuant to the terms of stock option agreements (less applicable tax withholding) and the options were terminated.  In addition, Messrs. Plochocki, Croal, Boylan and Madler rolled a portion of their InSight common stock options into stock options of the Company.  The following table sets forth, for each of the Named Executive Officers, the number of InSight options rolled over, the total value of InSight options rolled over, the number of InSight options cancelled and the total cancelled option cash proceeds in connection with the Acquisition:

Name	Number of Options Rolled Over	Total Rolled Over Option Value	Number of Options Cancelled	Total Cancelled Option Proceeds
Edward D. Yun	—	$—	—	$—
Steven T. Plochocki	52,500	505,575	122,500	1,179,675
Marilyn U. MacNiven-Young	—	—	60,000	527,300
Thomas V. Croal	52,500	505,575	142,500	1,520,525
Michael A. Boylan	46,990	452,514	71,880	1,055,856
Michael S. Madler	24,000	231,120	56,000	539,289

ITEM 14.        CONTROLS AND PROCEDURES

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to September 18, 2002, the date of the Company’s evaluation of them.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15 (a) (1).   FINANCIAL STATEMENTS

Included in Part II of this report:

Report of Independent Accountants

Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 15 (a) (2).   FINANCIAL STATEMENT SCHEDULES

Report of Independent Accountants on Financial Statement Schedules

Report of Independent Public Accountants

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are either not required or not applicable, or the information is presented in the consolidated financial statements or notes thereto.

ITEM 15 (a) (3).    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

*2.1

Agreement and Plan of Merger dated as of June 29, 2001, by and among InSight Health Services Holdings Corp., JWCH Merger Corp. and InSight Health Services Corp. (“InSight”), previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed July 2, 2001.

*2.2

Amendment No. 1 to Agreement and Plan of Merger dated as of June 29, 2001, by and among InSight Health Services Holdings Corp., JWCH Merger Corp. and InSight, previously filed and incorporated by reference from InSight’s Annual Report on Form 10-K, filed September 14, 2001.

*2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 9, 2001, by and among InSight Health Services Holdings Corp., InSight Health Services Acquisition Corp. and InSight, previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed October 9, 2001.

*2.4

Second Amended and Restated Stockholders Agreement, dated as of February 8, 2002, among InSight Health Services Holdings Corp., the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 29, 2002.

*2.5

Management Agreement, dated as of October 17, 2001, by and among J.W. Childs Advisors II, L.P., Halifax Genpar, L.P., InSight Health Services Holdings Corp. and InSight, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*3.1

Certificate of Incorporation of InSight Health Services Holdings Corp., as amended, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*3.2	Bylaws of InSight Health Services Holdings Corp., previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.1

Indenture with respect to 9 7/8% Senior Subordinated Notes due 2011 with State Street Bank and Trust Company, N.A., as Trustee, dated October 30, 2002, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.2

Supplemental Indenture with respect to Wilkes-Barre Imaging, L.L.C. with State Street Bank and Trust Company, N.A., dated February 25, 2002, previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 25, 2002.

*4.3

Purchase Agreement, dated October 25, 2001 by and among InSight, Banc of America Securities LLC and First Union Securities, LLC with respect to the 9 7/8% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.4

Registration Rights Agreement, dated October 30, 2001, by and among InSight, Banc of America Securities LLC and First Union Securities, LLC with respect to the 9 7/8% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.1

Credit Agreement, dated October 17, 2001, by and among InSight, Banc of America Securities LLC and First Union Securities, LLC, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.2

Note Purchase Agreement, dated as of October 17, 2001, by and among InSight Health Services Acquisition Corp., InSight, InSight Health Services Holdings Corp., the Subsidiary Guarantors (as defined therein), Banc of America Bridge LLC, and Banc of America Securities LLC, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.3	InSight Health Services Holdings Corp. 2001 Stock Option Plan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.4

InSight Health Services Holdings Corp. 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between InSight Health Services Holdings Corp. and Steven T. Plochocki, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.5

InSight Health Services Holdings Corp. 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between InSight Health Services Holdings Corp. and Michael A. Boylan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.6

InSight Health Services Holdings Corp. 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between InSight Health Services Holdings Corp. and Thomas V. Croal, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.7

InSight Health Services Holdings Corp. 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between InSight Health Services Holdings Corp. and Michael S. Madler, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.8

Executive Employment Agreement, dated June 29, 2001, between InSight and Steven T. Plochocki, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.9

Executive Employment Agreement, dated June 29, 2001, between InSight and Patricia R. Blank, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.10

Executive Employment Agreement, dated June 29, 2001, between InSight and Michael A. Boylan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.11

Executive Employment Agreement, dated June 29, 2001, between InSight and Thomas V. Croal, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.12

Executive Employment Agreement, dated June 29, 2001, between InSight and Brian G. Drazba, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.13

Executive Employment Agreement, dated June 29, 2001, between InSight and Michael S. Madler, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.14

Executive Employment Agreement, dated December 27, 2001, between InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.15

Executive Employment Agreement, dated June 29, 2001, between InSight and Cecilia A. Guastaferro, previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 25, 2002.

*10.16

Form of InSight Health Services Holdings Corp. Performance Based Option Agreement, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

21	Subsidiaries of the Company, filed herewith.

*              Previously filed.

ITEM 15 (b).	REPORTS ON FORM 8-K. The Company filed a current report on Form 8-K with the SEC on August 8, 2002, under Item 4 thereof, reporting a change in the Company’s certifying accountant.

ITEM 15 (c).	The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 15 (d).	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By	/s/ Steven T. Plochocki
Steven T. Plochocki, President and Chief Executive Officer

Date: September 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven T. Plochocki	Director, President and	September 26, 2002
Steven T. Plochocki	Chief Executive Officer (Principal Executive Officer)

/s/ Thomas V. Croal	Executive Vice President	September 26, 2002
Thomas V. Croal	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Michael N. Cannizzaro	Director	September 26, 2002
Michael N. Cannizzaro

/s/ Kenneth M. Doyle	Director	September 26, 2002
Kenneth M. Doyle

/s/ David W. Dupree	Director	September 26, 2002
David W. Dupree

/s/ Steven G. Segal	Director	September 26, 2002
Steven G. Segal

/s/ Mark J. Tricolli	Director	September 26, 2002
Mark J. Tricolli

/s/ Edward D. Yun	Director	September 26, 2002
Edward D. Yun

CERTIFICATIONS

I, Steven T. Plochocki, Chief Executive Officer of InSight Health Services Holdings Corp., certify that:

1.               I have reviewed this annual report on Form 10-K of InSight Health Services Holdings Corp.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date:  September 26, 2002

/s/ Steven T. Plochocki
Steven T. Plochocki
Chief Executive Officer

CERTIFICATIONS

I, Thomas V. Croal, Chief Financial Officer of InSight Health Services Holdings Corp., certify that:

1.               I have reviewed this annual report on Form 10-K of InSight Health Services Holdings Corp.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

Date:  September 26, 2002

/s/ Thomas V. Croal
Thomas V. Croal
Chief Financial Officer

EXPLANATORY NOTE REGARDING CERTIFICATIONS:  Representations 4, 5 and 6 (as required by Rule 15d-14 of the Securities Exchange Act) of the Certifications set forth above in this annual report on Form 10-K have been omitted, consistent with the transition provisions of SEC Exchange Act Release No. 34-46427, because this annual report on Form 10-K covers a period ending before the effective date of Rule 15d-14.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE SECURITIES EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO THE SECURITIES EXCHANGE ACT

The Registrant has not sent any annual reports to its security holders covering its last fiscal year, nor has the Registrant sent to its security holders any proxy statement, form of proxy, or other proxy soliciting material with respect to any annual or other meeting of its security holders.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of InSight Health Services Holdings Corp.:

Our audits of the consolidated financial statements referred to in our report dated September 18, 2002, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Orange County, California
September 18, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

To the Stockholders of InSight Health Services Corp.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of InSight Health Services Corp. and subsidiaries included in this Form 10–K and have issued our report thereon dated August 29, 2001.  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedule listed in the index to consolidated financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Orange County, California

August 29, 2001

SCHEDULE II

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEAR ENDED JUNE 30, 2002, THE PERIOD FROM JULY 1, 2001 TO OCTOBER 17, 2001

AND FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

(amounts in thousands)

	Balance at Beginning of Period	Charges to Cost and Expenses	Charges to Revenues	Other		Balance at End of Period
Predecessor
June 30, 2000:
Allowance for doubtful accounts and contractual adjustments	$17,822	$2,907	$57,715	$(56,153	)(A)	$22,291

June 30, 2001:
Allowance for doubtful accounts and contractual adjustments	$22,291	$3,594	$83,133	$(82,407	)(A)	$26,611

October 17, 2001:
Allowance for doubtful accounts and contractual adjustments	$26,611	$1,110	$26,740	$(27,963	)(A)	$26,498

Company
June 30, 2002:
Allowance for doubtful accounts and contractual adjustments	$—	$2,785	$71,185	$(47,480	)(A)(B)	$26,490

(A)  Write-offs of uncollectible accounts.

(B)  In connection with the Acquisition, the Company acquired the valuation and qualifying accounts related to InSight.