Form 10-Q
period 2002-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2002-11-15
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

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

Yes   ☒                  No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  5,468,764 shares of Common Stock as of November 8, 2002.

The number of pages in this Form 10-Q is 35.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002 (unaudited)

Condensed Consolidated Statements of Income for the three months ended September 30, 2002 and 2001 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 11 to the Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Company
	September 30, 2002	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,508	$17,783
Trade accounts receivables, net	43,544	43,859
Other current assets	5,947	8,056
Total current assets	65,999	69,698

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $32,086 and $22,181, respectively	206,363	172,056

INVESTMENTS IN PARTNERSHIPS	2,124	1,886
OTHER ASSETS	20,239	20,640
OTHER INTANGIBLE ASSETS, net	35,520	36,270
GOODWILL, net	198,862	198,851
	$529,107	$499,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,500	$1,500
Current portion of capital lease obligations	5,708	1,775
Accounts payable and other accrued expenses	34,347	30,516
Total current liabilities	41,555	33,791

LONG-TERM LIABILITIES:
Notes payable, less current portion	372,000	372,375
Capital lease obligations, less current portion	22,597	2,514
Other long-term liabilities	4,012	3,345
Total long-term liabilities	398,609	378,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,764 shares issued and outstanding at September 30, 2002 and June 30, 2002, respectively	5	5
Additional paid-in capital	87,586	87,586
Accumulated other comprehensive loss	(613)	(224)
Retained earnings	1,965	9
Total stockholders’ equity	88,943	87,376
	$529,107	$499,401

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands)

	Company	Predecessor
	Three Months Ended September 30,
	2002	2001

REVENUES	$58,656	$53,117

COSTS OF OPERATIONS:
Costs of services	29,996	26,709
Provision for doubtful accounts	1,039	931
Equipment leases	391	2,148
Depreciation and amortization	11,731	8,283
Total costs of operations	43,157	38,071

Gross profit	15,499	15,046

CORPORATE OPERATING EXPENSES	3,177	2,660

Income from company operations	12,322	12,386

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	327	334

Operating income	12,649	12,720

INTEREST EXPENSE, net	9,390	5,336

Income before income taxes	3,259	7,384

PROVISION FOR INCOME TAXES	1,303	2,417

Net income	$1,956	$4,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Company	Predecessor
	Three Months Ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net income	$1,956	$4,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,731	8,283
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	315	286
Other current assets	2,109	(2,154)
Accounts payable and other accrued expenses	3,442	2,550
Net cash provided by operating activities	19,553	13,932

INVESTING ACTIVITIES:
Additions to property and equipment	(19,772)	(14,178)
Other	91	(1,036)
Net cash used in investing activities	(19,681)	(15,214)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	—	145
Principal payments of notes payable and capital lease obligations	(1,814)	(8,447)
Other	667	14
Net cash used in financing activities	(1,147)	(8,288)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,275)	(9,570)

Cash, beginning of period	17,783	23,254
Cash, end of period	$16,508	$13,684

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$3,151	$2,831
Income taxes paid (received)	(411)	921
Equipment additions under capital leases	25,455	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   ORGANIZATION AND ACQUISITION

InSight Health Services Holdings Corp. (Company), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.   The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (Acquisition Corp.), were created to acquire all the outstanding shares of InSight Health Services Corp. (InSight).

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

Pursuant to the terms of the merger agreement, each of InSight’s stockholders received $18.00 in cash for each share of common stock they owned prior to the Acquisition.  Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $15.6 million, which is reflected in the statement of operations of InSight for the period from July 1, 2001 to October 17, 2001.  In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company.  InSight’s stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

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

2.   BASIS OF PREPARATION

The accompanying condensed consolidated balance sheets as of September 30, 2002 and June 30, 2002, the condensed consolidated statement of income for the three months ended September 30, 2002, and the condensed consolidated statement of cash flows for the three months ended September 30, 2002, reflect the consolidated financial position, results of operations and cash flows of the Company and also include the consolidated financial position, statements of operations and cash flows of InSight from the date of the Acquisition and include all material adjustments required under purchase accounting.  InSight is considered the predecessor to the Company in accordance with Regulation S-X.  As such, the historical financial statements of InSight prior to the Acquisition are included in the accompanying condensed consolidated financial statements, including condensed consolidated statement of income for the three months ended September 30, 2001, and the condensed consolidated statement of cash flows for the three months ended September 30, 2001 (collectively Predecessor financial statements).  The

Predecessor financial statements have not been adjusted to reflect the Acquisition of InSight by the Company.  As such, the condensed consolidated financial statements of the Company after the Acquisition are not directly comparable to the Predecessor financial statements prior to the Acquisition.

3.   NATURE OF BUSINESS

The Company, through InSight and its subsidiaries, provides diagnostic imaging, the treatment and related management services in 30 states throughout the United States.  The Company has two reportable segments:  the Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 89 mobile magnetic resonance imaging (MRI) facilities, nine mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities (collectively, Mobile Facilities), 41 fixed-site MRI facilities (Fixed Facilities), 28 multi-modality fixed-site imaging centers (Centers), one Leksell Stereotactic Gamma Knife fixed-site treatment center, and one radiation oncology fixed-site center.  An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).

At its Centers, the Company typically offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

4.   INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company and Predecessor included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company’s Annual Report on Form 10-K for the period ended June 30, 2002 filed with the Securities and Exchange Commission (SEC) on September 26, 2002.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.  The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

5.   INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company’s investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting when the Company’s ownership is 50 percent or less.  The Company’s investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt.   Total assets and revenues as of and for the three months ended September 30, 2002 for the Company’s 50 percent controlled entity, which is consolidated, were approximately $2.4 million and $1.7 million, respectively.

6.   NOTES PAYABLE

The Company, through InSight, has credit facilities (Bank Financing) with a bank and a syndication of other lenders consisting of (i) a $150 million seven year term loan B, (ii) a $75 million seven year delayed-draw term loan facility, the availability of which expires on October 17, 2003, and (iii) a $50 million nine year revolving credit facility.  The entire $150 million term loan B was used to consummate the Acquisition.   Borrowings under the Bank Financing bear interest at LIBOR plus 3.5%. The Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under both facilities.  As of September 30, 2002, there were no borrowings under either facility.

The Company also has outstanding $225 million in unsecured senior subordinated notes (Notes).  The Notes bear interest at 9.875%, with principal due in October 2011.

The credit agreement related to the Bank Financing and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of September 30, 2002, the Company was in compliance with these covenants.

7.   HEDGING ACTIVITIES

The Company accounts for hedging activities under Statement of Financial Accounting Standards (SFAS)  No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in:  (i) the fair value of a recognized asset or liability or firm commitment; (ii) cash flows of a recognized or forecasted transaction; or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Additionally, any ineffective portion of the hedging transaction is recorded currently in net income with the remainder deferred in accumulated other comprehensive income (loss).

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

Subsequent to the Acquisition, the Company re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the Bark Financing.  At September 30, 2002, the notional amount of this swap was $35.0 million with a fair value loss of approximately $1.6 million.  The fair value of the swap at the time of the Acquisition represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $0.2 million of hedge ineffectiveness was recognized as a reduction to interest expense for the three months ended September 30, 2002.

8.   COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only component of comprehensive income (loss) other than net income is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive income (loss).

9.   SEGMENT INFORMATION

Effective for the quarter ended March 31, 2002, the Company changed its segment reporting to conform to a modified internal management structure.  The new reportable segments are the Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided.  These segments replaced the Western Division and the Eastern Division, which were business units defined by management’s division of responsibility, based on geographic area, between two executive vice presidents.  The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues.  The Company does not allocate income taxes to the two segments.  The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment.  Prior period information has been restated to reflect the change in segments.

The following tables summarize the operating results by segment for the three months ended September 30, 2002 and 2001 (amounts in thousands)(unaudited):

Company

Three months ended September 30, 2002:

	Mobile	Fixed-Site	Other	Consolidated
Total revenues	$25,314	$33,342	$—	$58,656
Depreciation and amortization	5,912	4,085	1,734	11,731
Total costs of operations	16,094	23,161	3,902	43,157
Equity in earnings of unconsolidated partnerships	—	327	—	327
Operating income (loss)	9,244	10,485	(7,080)	12,649
Interest expense, net	2,922	2,139	4,329	9,390
Income (loss) before income taxes	6,322	8,346	(11,409)	3,259

Predecessor

Three months ended September 30, 2001:

	Mobile	Fixed-Site	Other	Consolidated
Total revenues	$21,862	$31,228	$27	$53,117
Depreciation and amortization	3,904	3,567	812	8,283
Total costs of operations	14,809	21,476	1,786	38,071
Equity in earnings of unconsolidated partnerships	36	298	—	334
Operating income (loss)	7,089	10,050	(4,419)	12,720
Interest expense, net	2,163	2,155	1,018	5,336
Income (loss) before income taxes	4,926	7,895	(5,437)	7,384

10.   NEW PRONOUNCEMENTS

In June 2001, the Financial Accounts Standards Board (FASB) issued two new pronouncements:  SFAS No. 141, “Business Combinations” and SFAS No. 142,  “Goodwill and Other Intangible Assets”.   SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.  The Company and InSight adopted SFAS 141, effective July 1, 2001.

In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition.  The Company has made an allocation of values to these identifiable intangible assets based on a third-party valuation.

SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company and InSight adopted SFAS 142, effective July 1, 2001, which required the Company and InSight to cease amortization of the remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually.  Impairment results when the fair value of the Company’s reporting segments, including goodwill, is less than its carrying value.  InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged).  The Company does not expect the adoption of SFAS 143 to have a material impact on its financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, “ and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects and Transactions, “ for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively.  The Company does not expect the adoption of SFAS 144 to have a material impact on its financial condition and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections.” SFAS 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements.  The Company adopted SFAS 145 on July 1, 2002.  As a result, the net extraordinary loss from the extinguishment of debt of approximately $4.4 million for the year ended June 30, 2002 will no longer be considered extraordinary, and will be classified within the statement of operations as interest expense in the quarter ending December 31, 2002.  Other than the reclassification of the debt extinguishment, the Company does not expect the adoption of SFAS 145 to have a material effect on its financial condition and results of operations.

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

11.   SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

InSight’s payment obligations under the Notes (Note 6) are guaranteed by the Company (Parent Company) and all of InSight’s wholly owned subsidiaries (the Guarantor Subsidiaries).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  The Company accounts for its investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to the Company are restricted under the Company’s credit agreement and the indenture relating to the Notes.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$12,901	$3,607	$—	$16,508
Trade accounts receivables, net	—	—	34,190	9,354	—	43,544
Other current assets	—	—	5,763	184	—	5,947
Intercompany accounts receivable	86,978	373,500	22,660	—	(483,138)	—
Total current assets	86,978	373,500	75,514	13,145	(483,138)	65,999
Property and equipment, net	—	—	183,149	23,214	—	206,363
Investments in partnerships	—	—	2,124	—	—	2,124
Investments in consolidated subsidiaries	1,965	1,965	10,782	—	(14,712)	—
Other assets	—	—	20,239	—	—	20,239
Goodwill and other intangible assets, net	—	—	229,645	4,737	—	234,382
	$88,943	$375,465	$521,453	$41,096	$(497,850)	$529,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$1,500	$5,263	$445	$—	$7,208
Accounts payable and other accrued expenses	—	—	33,302	1,045	—	34,347
Intercompany accounts payable	—	—	460,478	22,660	(483,138)	—
Total current liabilities	—	1,500	499,043	24,150	(483,138)	41,555
Notes payable and capital lease obligations, less current portion	—	372,000	20,290	2,307	—	394,597
Other long-term liabilities	—	—	155	3,857	—	4,012
Stockholders’ equity	88,943	1,965	1,965	10,782	(14,712)	88,943
	$88,943	$375,465	$521,453	$41,096	$(497,850)	$529,107

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$47,727	$10,929	$—	$58,656
Costs of operations	—	—	34,114	9,043	—	43,157
Gross profit	—	—	13,613	1,886	—	15,499

Corporate operating expenses	—	—	3,177	—	—	3,177
Income from company operations	—	—	10,436	1,886	—	12,322

Equity in earnings of unconsolidated partnerships	—	—	327	—	—	327
Operating income	—	—	10,763	1,886	—	12,649

Interest expense, net	—	—	8,892	498	—	9,390
Income before income taxes	—	—	1,871	1,388	—	3,259

Provision for income taxes	—	—	1,303	—	—	1,303
Income before equity in income of consolidated subsidiaries	—	—	568	1,388	—	1,956

Equity in income of consolidated subsidiaries	1,956	1,956	1,388	—	(5,300)	—
Net income	$1,956	$1,956	$1,956	$1,388	$(5,300)	$1,956

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$41,565	$11,552	$—	$53,117
Costs of operations	—	29,127	8,944	—	38,071
Gross profit	—	12,438	2,608	—	15,046

Corporate operating expenses	—	2,660	—	—	2,660
Income from company operations	—	9,778	2,608	—	12,386

Equity in earnings of unconsolidated partnerships	—	334	—	—	334
Operating income	—	10,112	2,608	—	12,720

Interest expense, net	—	4,711	625	—	5,336
Income before income taxes	—	5,401	1,983	—	7,384

Provision for income taxes	—	2,417	—	—	2,417
Income before equity in income of consolidated subsidiaries	—	2,984	1,983	—	4,967

Equity in income of consolidated subsidiaries	4,967	1,983	—	(6,950)	—
Net income	$4,967	$4,967	$1,983	$(6,950)	$4,967

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$1,956	$1,956	$1,956	$1,388	$(5,300)	$1,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	10,333	1,398	—	11,731
Equity in income of consolidated subsidiaries	(1,956)	(1,956)	(1,388)	—	5,300	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	1,000	(685)	—	315
Intercompany receivables, net	—	375	266	(641)	—	—
Other current assets	—	—	2,065	44	—	2,109
Accounts payable and other accrued expenses	—	—	3,505	(63)	—	3,442
Net cash provided by operating activities	—	375	17,737	1,441	—	19,553

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(17,949)	(1,823)	—	(19,772)
Other	—	—	91	—	—	91
Net cash used in investing activities	—	—	(17,858)	(1,823)	—	(19,681)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(375)	(1,348)	(91)	—	(1,814)
Other	—	—	(81)	748	—	667
Net cash provided by (used in) financing activities	—	(375)	(1,429)	657	—	(1,147)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(1,550)	275	—	(1,275)

Cash, beginning of period	—	—	14,451	3,332	—	17,783
Cash, end of period	$—	$—	$12,901	$3,607	$—	$16,508

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$4,967	$4,967	$1,983	$(6,950)	$4,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	6,857	1,426	—	8,283
Equity in income of consolidated subsidiaries	(4,967)	(1,983)	—	6,950	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	352	(66)	—	286
Intercompany receivables, net	5,058	(2,773)	(2,285)	—	—
Other current assets	—	(2,088)	(66)	—	(2,154)
Accounts payable and other accrued expenses	—	2,541	9	—	2,550
Net cash provided by operating activities	5,058	7,873	1,001	—	13,932

INVESTING ACTIVITIES:
Additions to property and equipment	—	(13,209)	(969)	—	(14,178)
Other	—	(1,036)	—	—	(1,036)
Net cash used in investing activities	—	(14,245)	(969)	—	(15,214)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	145	—	—	—	145
Principal payments of notes payable and capital lease obligations	(5,203)	(3,058)	(186)	—	(8,447)
Other	—	30	(16)	—	14
Net cash used in financing activities	(5,058)	(3,028)	(202)	—	(8,288)

DECREASE IN CASH AND CASH EQUIVALENTS	—	(9,400)	(170)	—	(9,570)

Cash, beginning of period	—	19,921	3,333	—	23,254
Cash, end of period	$—	$10,521	$3,163	$—	$13,684

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements,”  Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, its competitive strengths and weaknesses, its business strategy and the trends the Company anticipates in the industry and economies in which the Company operates and other information that is not historical information.  When used in this report the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions.  The Company’s expectations, beliefs and projections are expressed in good faith, and the Company believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will be realized.

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

ACQUISITION AND RELATED FINANCING TRANSACTIONS

The Company was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.  The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, Acquisition Corp., were created to acquire all the outstanding shares of InSight.

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

Following the Acquisition, the common stock of InSight was delisted from the NASDAQ Small Cap Market.  Pursuant to the terms of the merger agreement, each of InSight’s stockholders received $18.00 in cash for each share of common stock they owned prior to the Acquisition.  Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $15.6 million, which is reflected in the statement of operations of InSight for the period from July 1, 2001 to October 17, 2001 in the Company’s Form 10-K for the year ended June 30, 2002.  In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company.  InSight’s stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

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

On October 30, 2001, the Company, through InSight, issued new 9 7/8% senior subordinated notes due 2011 (Notes) in the aggregate principal amount of $225 million.  The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which was used for general corporate purposes.  In the quarter ended December 31, 2001, the Company recorded an extraordinary pre-tax loss on extinguishment of the senior subordinated bridge financing of approximately $7.4 million.

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

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company’s ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 12 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.   In connection with the Acquisition and related financing transactions discussed below, InSight has a $75 million delayed draw term loan facility available until October 17, 2003 to pursue acquisition opportunities.  As of November 8, 2002, there were no borrowings under this facility.

In fiscal 2002, InSight opened a radiology co-source outpatient Fixed Facility in Largo, Florida, which was financed with an operating lease; and a Fixed Facility in Bangor, Maine, which was financed with internally generated funds.

In fiscal 2003, the Company opened a Fixed Facility in Encinitas, California, which was financed with internally generated funds and a capital lease and sold its interest in a PET fixed-site center.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

In connection with the Acquisition, InSight entered into new credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of:  (i) a $150 million seven year term loan B, (ii) a $75 million seven year delayed-draw term loan facility; and (iii) a $50 million nine year revolving credit facility (Credit Facilities).  The entire $150 million term loan B was used to consummate the Acquisition.  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under both facilities.  The Company paid approximately $0.5 million during the three months ended September 30, 2002 for unused facility fees on unborrowed amounts under both facilities.  The Company expects to use the delayed-draw facility, which is available through October 17, 2003, to fund future acquisitions and capital expenditures.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of November 8, 2002, there was approximately $6.0 million in borrowings under the revolving credit facility and no borrowings under the delayed-draw term loan facility.

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

In addition to the indebtedness under the Credit Facilities, the Company, through InSight, issued $225 million aggregate principal amount of the Notes in a private placement exempt from registration under the Securities Act of 1933, as amended (Securities Act).  The indenture governing the Notes among other things:  (i) restricts the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places certain restrictions on the ability of certain subsidiaries, including the guarantors of the Notes, to pay dividends or make certain payments to InSight; and (iii) places restrictions on the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of  InSight.  On May 20, 2002, the Company consummated an offer to exchange all of the outstanding Notes with new notes registered under the Securities Act.  The terms of the exchange notes are substantially identical to the Notes; however, the exchange notes are freely tradeable, except in limited circumstances.

Net cash provided by operating activities was approximately $19.6 million for the three months ended September 30, 2002.  Cash provided by operating activities resulted primarily from net income before depreciation and amortization

(approximately $13.7 million), an increase in accounts payable and other accrued expenses (approximately $3.4 million) and a decrease in other current assets (approximately $2.1 million).

Net cash used in investing activities was approximately $19.7 million for the three months ended September 30, 2002.  Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $19.8 million).

Net cash used in financing activities was approximately $1.1 million for the three months ended September 30, 2002, resulting primarily from principal payments of notes payable and capital lease obligations (approximately $1.8 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement or upgrades of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $12.1 million, nine diagnostic imaging systems for delivery through February 2003.  The Company expects to use either internally generated funds, its Credit Facilities or leases to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company’s business strategy.

Effective June 27, 2002, the Company purchased nine pieces of diagnostic imaging equipment from General Electric Company (GE) which had been financed through operating leases.  The total purchase price was approximately $14.2 million.  Effective July 1, 2002, the Company purchased 13 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases.  The capital leases bear interest at 7.84%, have 66 month terms and contain a $1.00 buy-out at the end of each lease.  The total purchase price was approximately $23.6 million.  As a result, annual equipment lease expense will be reduced by approximately $7.8 million and depreciation and interest will be increased by approximately the same amount.  In the future, the Company intends to finance purchase of diagnostic imaging equipment primarily with capital leases, internally generated funds, and its Credit Facilities, although the Company may choose to enter into operating leases for certain diagnostic imaging equipment.

The Company’s contractual obligations for long-term debt, capital lease obligations and noncancelable operating leases are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$373,500	$1,500	$3,000	$3,000	$366,000
Capital lease obligations	28,305	5,708	10,407	10,388	1,802
Operating lease obligations	7,573	1,855	3,277	2,206	235
Total contractual obligations	$409,378	$9,063	$16,684	$15,594	$368,037

In addition, in connection with the implementation of the electronic transaction, security and privacy standards mandated by Health Insurance Portability and Accountability Act (HIPAA), the Company expects to spend approximately $1.5 million to make necessary software upgrades to its radiology information system to make the system compliant with the HIPAA transaction standards by April 2003 and with the privacy standards by October 2003 (of which approximately $0.3 million had been spent as of September 30, 2002).

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through September 30, 2003 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Facilities.   In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above.  The Company’s acquisition strategy may require sources of capital in addition to that currently available to the Company.   No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

Effective for the quarter ended March 31, 2002, the Company changed its segment reporting to conform to a modified internal management structure.  The new reportable segments are the Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided.  These segments replaced the Western Division and the Eastern Division, which were business units defined by management’s division of responsibility, based on geographic area, between two executive vice presidents.  The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues.  The Company does not allocate income taxes to the two segments.  The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment.  Prior period information has been restated to reflect the change in segments.

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

REVENUES:  Revenues increased approximately 10.5% from approximately $53.1 million for the three months ended September 30, 2001, to approximately $58.7 million for the three months ended September 30, 2002.  This increase was due primarily to an increase in revenues at the Mobile Division (approximately $3.4 million), and an increase in revenues at the Fixed-Site Division (approximately $2.1 million).  Revenues for the Mobile Division and the Fixed-Site Division represented approximately 43% and 57%, respectively, of total revenues for the three months ended September 30, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.

Revenues at the Mobile Division increased approximately 15.5% from approximately $21.9 million for the three months ended September 30, 2001, to approximately $25.3 million for the three months ended September 30, 2002.  The increase was due to higher utilization at the Company’s MRI and PET Mobile Facilities and an increase in the number of Mobile Facilities in operation during the three months ended September 30, 2002.

Revenues at the Fixed-Site Division increased approximately 6.7% from approximately $31.2 million for the three months ended September 30, 2001, to approximately $33.3 million for the three months ended September 30, 2002.  The increase was due primarily to higher utilization (approximately 6%), partially offset by a nominal decrease in reimbursement from third-party payors.

Approximately 49% of the Company’s total revenues for the three months ended September 30, 2002 were generated from contract services revenues.  Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 86% and 14%, respectively, of contract services revenues for the three months ended September 30, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.  Each year approximately one-third of the contract services agreements are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past, where agreements have not been renewed, the Company has been able to obtain replacement contracts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts’ revenues have generally increased over the term of the agreement.  The nonrenewal of a single customer agreement would not have a material impact on the Company’s contract services revenues; however, non-renewal of several contracts could have a material impact on contract services revenues.

As a result of the implementation of the new Outpatient Prospective Payment System (OPPS) for outpatient services, effective August 1, 2000 Medicare began paying hospitals for outpatient services based on ambulatory payment classification (APC) groups rather than on a hospital’s costs.  Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (BBA) to soften the negative financial effects for a specific period of time (through 2003).  Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.  In addition, the Benefits Improvement and Protection Act of 1999 (BIPA) included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced.   Effective January 1, 2002, CMS reduced the payment for unenhanced diagnostic procedures and increased payment for contrast-enhanced diagnostic procedures.  The extent to which this disparity in reimbursement will continue is unclear.  Effective January 1, 2002, CMS also reduced payment for PET services provided to hospital outpatients.

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

Approximately 51% of the Company’s total revenues for the three months ended September 30, 2002 were generated from patient services revenues. Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 2% and 98%, respectively, of patient services revenues for the three months ended September 30, 2002.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.  However, regulations were recently adopted by the Medicare program which, effective January 1, 2002, reduced Medicare payment for diagnostic imaging services, including MRI and other services the Company provides in non-hospital settings, by approximately 7% to 9%.  These regulations are expected to negatively impact patient services revenues in the annual amount of approximately $2.0 million based on current revenue amounts.  Patient services revenues for the three months ended September 30, 2002 were negatively impacted by approximately $0.4 million.

Management believes that any future increases in revenues can only be achieved by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company’s business strategy, particularly acquisitions.

COSTS OF OPERATIONS:  Costs of operations increased approximately 13.4% from approximately $38.1 million for the three months ended September 30, 2001, to approximately $43.2 million for the three months ended September 30, 2002.  This increase was due primarily to higher salaries and benefits, depreciation, amortization and supply costs, partially offset by reduced equipment lease and equipment maintenance costs.  The increase in depreciation and the reduction of equipment lease costs are due primarily to the buyout of operating leases and the conversion of operating leases to capital leases discussed above.  The increase in amortization expense results primarily from amortization of other intangible assets resulting from the Acquisition.

Costs of operations at the Mobile Division increased approximately 8.8% from approximately $14.8 million for the three months ended September 30, 2001, to approximately $16.1 million for the three months ended September 30, 2002.  The increase was due primarily to equipment costs related to the additional Mobile Facilities discussed above and salaries and benefits.

Costs of operations at the Fixed-Site Division increased approximately 7.9% from approximately $21.5 million for the three months ended September 30, 2001, to approximately $23.2 million for the three months ended September 30, 2002.  The increase was due primarily to higher salaries and benefits, partially offset by reduced equipment maintenance costs.

Costs of operations, as a percentage of total revenues, increased to approximately 73.6% for the three months ended September 30, 2002, from approximately 71.7% for the three months ended September 30, 2001.  The percentage increase is primarily due to amortization expense on other intangible assets and salaries and benefits.  The Company is continuing its efforts to improve operating efficiencies through cost reduction initiatives.  The cost reduction initiatives are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance, occupancy, marketing and salary and benefits.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 18.5% from approximately $2.7 million for the three months ended September 30, 2001, to approximately $3.2 million for the three months ended September 30, 2002. The increase was due primarily to salary and benefits and consulting costs associated with the Company’s acquisition and development activities.  Corporate operating expenses, as a percentage of total revenues, increased from approximately 5.0% for the three months ended September 30, 2001, to approximately 5.4% for the three months ended September 30, 2002.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 77.4% from approximately $5.3 million for the three months ended September 30, 2001, to approximately $9.4 million for the three months ended September 30, 2002.  This increase was due primarily to:  (i) additional debt related to the Acquisition and related financing activities discussed above; (ii) additional debt related to the conversion of operating leases to capital leases discussed above; and (iii) the unused facility fee payments discussed above; partially offset by a reduction in the Company’s effective interest rate on its variable rate debt.  As explained in Note 10 to the condensed consolidated financial statements, as a result of the adoption of SFAS 145 on July 1, 2002, a $4.4 million extraordinary loss from extinguishment of debt for the year ended June 30, 2002 will be reclassified as interest expense in the quarter ending December 31, 2002.

PROVISION FOR INCOME TAXES:  Provision for income taxes decreased from approximately $2.4 million for the three months ended September 30, 2001, to approximately $1.3 million for the three months ended September 30, 2002.  For the three months ended September 30, 2002, the provision is due to the Company recording a tax provision at the statutory rate of 40%.  For the three months ended September 30, 2001, the provision was due to InSight recording a tax provision at the statutory rate of 40%, partially offset by a reduction in the valuation allowance attributed to the utilization of net operating loss carryforwards and the effect of permanent differences.   At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year.  In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company’s net operating loss carryforwards.  This review may result in an increase or decrease in the effective tax rate during the fiscal year.  The Company expects its effective tax rate will be approximately 40% in the future.

EBITDA:  Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately 16.2% from approximately $21.0 million for the three months ended September 30, 2001, to approximately $24.4 million for the three months ended September 30, 2002.  This increase was primarily due to: (i) increased revenues and (ii) the buyout of operating leases and the conversion of operating leases to capital leases discussed above.  EBITDA for the Fixed-Site Division increased approximately 7.4% from approximately $13.6 million for the three months ended September 30, 2001, to approximately $14.6 million for the three months ended September 30, 2002.  EBITDA for the Mobile Division increased approximately 38.2% from approximately $11.0 million for the three months ended September 30, 2001, to approximately $15.2 million for the three months ended September 30, 2002.  EBITDA has been included because management believes that it is a useful tool for measuring the Company’s ability to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.

NEW PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued two new pronouncements:  Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.  The Company and InSight adopted SFAS 141, effective July 1, 2001.

In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition.  The Company has made an allocation of values to these identifiable intangible assets based on the third-party valuation.

SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  The Company and InSight adopted SFAS 142, effective July 1, 2001, which required the Company and InSight to cease amortization of the remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually.  Impairment results when the fair value of the Company’s reporting segments, including goodwill, is less than its carrying value.  InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

Also in June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 (with earlier application being encouraged).  The Company does not expect the adoption of SFAS 143 to have a material impact on its financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, ” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects and Transactions, ” for the disposal of a segment of a business (as previously defined in that Opinion).  The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 (with earlier application being encouraged) and generally are to be applied prospectively.  The Company does not expect the adoption of SFAS 144 to have a material impact on its financial condition and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections”.  SFAS 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements.  The Company adopted SFAS 145 on July 1, 2002.  As a result, the net extraordinary loss from the extinguishment of debt of approximately $4.4 million for the year ended June 30, 2002 will no longer be considered extraordinary, and will be classified within the statement of operations as interest expense in the quarter ending December 31, 2002.  Other than the reclassification of the debt extinguishment, the Company does not expect the adoption of SFAS 145 to have a material effect on its financial condition and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities. ”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have a material effect on its financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. The Company believes the critical accounting policies that most impact the unaudited condensed consolidated financial statements are described below.  A summary of the significant accounting policies of the Company can be found in Note 3 to the consolidated financial statements which is included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

TRADE ACCOUNTS RECEIVABLES:   The Company reviews its trade accounts receivables and its estimates of the allowance for doubtful accounts and contractual adjustments each period.  The amount of the allowance includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the unaudited condensed consolidated financial statements at September 30, 2002.

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

The Company derives approximately 51% of its revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services the Company provides could have a significant negative impact on those revenues. Moreover, the Company’s health care provider customers on whom the Company depends for approximately 49% of its revenues generally rely on reimbursement from third-party payors.  In the past, initiatives have been proposed and implemented which have had the effect of decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Similar initiatives enacted in the future may have an adverse impact on the Company’s financial condition and operations.

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

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of de novo centers, or new operations, and the acquisition of additional businesses and new imaging equipment.  The Company incurs capital expenditures to, among other things:

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

The Company may experience competition from other diagnostic imaging companies and this competition could adversely affect its revenues and business.

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

As part of the Company’s business strategy, it has pursued and intends to continue to pursue strategic acquisitions and establish co-sourcing arrangements through partnerships and joint ventures with hospitals and other health care providers.  It is continuously evaluating acquisition opportunities and consolidation possibilities, and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential transactions.  Some of these potential transactions, subject to the completion of business and legal due diligence and the execution of definitive agreements, could, if consummated, be material to the Company's business, financial condition and results of operations.  There can be no assurance that the Company will succeed in identifying suitable acquisition or co-sourcing candidates or in consummating any such acquisitions or co-sourcing arrangements.  The Company’s acquisition and co-sourcing strategies require substantial capital which may exceed the funds available to it from internally generated funds and under the Company’s Credit Facilities.  There can be no assurance that the Company will be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to it, if at all.

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

The Company depends upon its management team to a substantial extent.  As the Company grows, it will increasingly require field managers and salespersons experienced in its industry and skilled technologist to operate its diagnostic equipment.  It is impossible to predict the availability of qualified field managers, salespersons and technologists or the compensation levels that will be required to hire them.  In particular, there is a very high demand for qualified technologists who are necessary to operate the Company’s systems.  The Company may not be able to hire and retain a sufficient number of technologists, and it may be required to pay bonuses and higher salaries to its technologists, which would increase its expenses.  The loss of the services of any member of the Company’s senior management or the Company’s inability to hire qualified field managers, salespersons and skilled technologists at economically reasonable compensation levels could adversely affect its ability to operate and grow its business.

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

The Company’s substantial indebtedness could adversely affect its financial health and prevent the Company from fulfilling its obligations under InSight’s 9 7/8% Series B senior subordinated notes.

At September 30, 2002, the Company had total indebtedness of approximately $401.8 million.  The Company’s substantial indebtedness could have important consequences to the Company.  For example, it could:

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

In addition, the Company may be able to incur substantial additional indebtedness in the future.  The terms of the indenture governing the Notes and the Company’s credit agreement allow it to issue and incur additional debt upon satisfaction of certain conditions.  If new debt is added to current debt levels, the related risks described above could intensify.

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

At September 30, 2002, the Company had outstanding long-term debt of approximately $148.5 million, which has floating rate terms.  The Company had outstanding an interest rate swap, converting $35.0 million of its floating rate debt to fixed rate debt.  The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.2 million on an annual basis.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

ITEM 4.    CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures:

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

(b)   Changes in internal controls:

Since the date of evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

(c)   Asset-Backed issuers:

Not applicable.

PART II  -  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

There are none.

(b)                                 Reports on Form 8-K

The Company filed a current report on Form 8-K with the SEC on August 8, 2002, under Item 4 thereof, reporting a change in the Company’s certifying accountant.

The Company filed a current report on Form 8-K with the SEC on September 26, 2002, under Item 9 thereof, reporting the certifications of its Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

/s/ Steven T. Plochocki
Steven T. Plochocki, President and Chief Executive Officer

/s/ Thomas V. Croal
Thomas V. Croal, Executive Vice President and Chief Financial Officer

November 14, 2002

CERTIFICATIONS

I, Steven T. Plochocki, certify that:

1. I have reviewed this quarterly report on Form 10-Q of InSight Health Services Holdings Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven T. Plochocki
Steven T. Plochocki
President and Chief Executive Officer

CERTIFICATIONS

I, Thomas V. Croal, certify that:

1. I have reviewed this quarterly report on Form 10-Q of InSight Health Services Holdings Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas V. Croal
Thomas V. Croal
Executive Vice President and Chief Financial Officer