Form 10-Q
period 2002-12-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2003-02-14
CIK 1145238

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-75984

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3570028 (I.R.S. Employer Identification No.)
26250 Enterprise Court, Suite 100, Lake Forest, CA (Address of principal executive offices)	92630 (Zip code)
(949) 282-6000 (Registrant's telephone number including area code)
4400 MacArthur Blvd, Suite 800, Newport Beach, CA 92660 (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 5,468,764 shares of Common Stock as of February 7, 2003.

The number of pages in this Form 10-Q is 46.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
INDEX

		PAGE NUMBER
PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002 (unaudited)	3
	Condensed Consolidated Statements of Operations for the six months ended December 31, 2002 and 2001 and the period from July 1, 2001 through October 17, 2001 (unaudited)	4
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2002 and 2001 and the period from October 1, 2001 through October 17, 2001 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001 and the period from July 1, 2001 through October 17, 2001 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7-22

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company's wholly owned subsidiary, and InSight's subsidiary guarantors are not included. Condensed financial data for InSight and its subsidiary guarantors is included in Note 11 to the Condensed Consolidated Financial Statements.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23-42
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	42
ITEM 4.	CONTROLS AND PROCEDURES	42
PART II. OTHER INFORMATION
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	43
SIGNATURES		44

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Company
	December 31, 2002	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,037	$17,783
Trade accounts receivables, net	41,971	43,859
Other current assets	6,785	8,056

Total current assets	59,793	69,698

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $44,207 and $22,181, respectively	208,254	172,056
INVESTMENTS IN PARTNERSHIPS	2,365	1,886
OTHER ASSETS	19,563	20,640
OTHER INTANGIBLE ASSETS, net	34,770	36,270
GOODWILL, net	199,258	198,851

	$524,003	$499,401

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,500	$1,500
Current portion of capital lease obligations	5,587	1,775
Accounts payable and other accrued expenses	29,901	30,516

Total current liabilities	36,988	33,791

LONG-TERM LIABILITIES:
Notes payable, less current portion	371,625	372,375
Capital lease obligations, less current portion	21,020	2,514
Other long-term liabilities	3,954	3,345

Total long-term liabilities	396,599	378,234

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,764 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	5	5
Additional paid-in capital	87,586	87,586
Accumulated other comprehensive loss	(584)	(224)
Retained earnings	3,409	9

Total stockholders' equity	90,416	87,376

	$524,003	$499,401

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Company		Predecessor
	Six Months Ended December 31,
			Period from July 1 to October 17, 2001
	2002	2001
REVENUES	$116,921	$43,111	$63,678

COSTS OF OPERATIONS:
Costs of services	60,020	23,149	32,197
Provision for doubtful accounts	2,070	730	1,110
Equipment leases	544	1,501	2,557
Depreciation and amortization	24,278	7,823	9,823

Total costs of operations	86,912	33,203	45,687

Gross profit	30,009	9,908	17,991
CORPORATE OPERATING EXPENSES	6,321	2,129	3,184

Income from company operations	23,688	7,779	14,807
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	715	110	382
ACQUISITION RELATED COMPENSATION CHARGE	—	—	(15,616)

Operating income (loss)	24,403	7,889	(427)
INTEREST EXPENSE, net	18,736	15,068	6,321

Income (loss) before income taxes	5,667	(7,179)	(6,748)
PROVISION (BENEFIT) FOR INCOME TAXES	2,267	—	(2,100)

Net income (loss)	$3,400	$(7,179)	$(4,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Company		Predecessor
	Three Months Ended December 31,
			Period from October 1 to October 17, 2001
	2002	2001
REVENUES	$58,265	$43,111	$10,561

COSTS OF OPERATIONS:
Costs of services	30,024	23,149	5,488
Provision for doubtful accounts	1,031	730	179
Equipment leases	153	1,501	408
Depreciation and amortization	12,547	7,823	1,541

Total costs of operations	43,755	33,203	7,616

Gross profit	14,510	9,908	2,945
CORPORATE OPERATING EXPENSES	3,144	2,129	524

Income from company operations	11,366	7,779	2,421
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	388	110	48
ACQUISITION RELATED COMPENSATION CHARGE	—	—	(15,616)

Operating income (loss)	11,754	7,889	(13,147)
INTEREST EXPENSE, net	9,346	15,068	985

Income (loss) before income taxes	2,408	(7,179)	(14,132)
PROVISION (BENEFIT) FOR INCOME TAXES	964	—	(4,517)

Net income (loss)	$1,444	$(7,179)	$(9,615)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Company		Predecessor
	Six Months Ended December 31,
			Period from July 1 to October 17, 2001
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$3,400	$(7,179)	$(4,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	—	7,378	—
Depreciation and amortization	24,278	7,823	9,823
Acquisition related compensation charge	—	—	15,616
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	1,888	4,046	(2,378)
Other current assets	1,271	(1,102)	(3,616)
Accounts payable and other accrued expenses	(975)	351	23

Net cash provided by operating activities	29,862	11,317	14,820

INVESTING ACTIVITIES:
Purchase of InSight common stock	—	(187,722)	—
Cash acquired in the Acquisition	—	8,429	—
Additions to property and equipment	(33,393)	(11,436)	(20,852)
Other	63	(634)	(740)

Net cash used in investing activities	(33,330)	(191,363)	(21,592)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	—	145
Proceeds from sale of common stock, net of equity issuance costs	—	85,876	—
Payment of deferred loan fees	—	(27,594)	—
Principal payments of notes payable and capital lease obligations	(3,887)	(430,040)	(8,579)
Proceeds from issuance of debt	—	575,000	—
Other	609	(305)	381

Net cash provided by (used in) financing activities	(3,278)	202,937	(8,053)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,746)	22,891	(14,825)
Cash, beginning of period	17,783	—	23,254

Cash, end of period	$11,037	$22,891	$8,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,810	$3,553	$6,799
Income taxes paid (received)	(401)	14	943
Equipment additions under capital leases	25,455	—	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    ORGANIZATION AND ACQUISITION

        InSight Health Services Holdings Corp. (Company), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp. The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates. On June 29, 2001, the Company's name was changed to InSight Health Services Holdings Corp. The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (Acquisition Corp.), were created to acquire all the outstanding shares of InSight Health Services Corp. (InSight).

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

        Pursuant to the terms of the merger agreement, each of InSight's stockholders received $18.00 in cash for each share of common stock they owned prior to the Acquisition. Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated. This resulted in a charge of approximately $15.6 million, which is reflected in the statement of operations of InSight for the period from July 1, 2001 to October 17, 2001. In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company. InSight's stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

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

2.    BASIS OF PREPARATION

        The accompanying condensed consolidated balance sheets as of December 31, 2002 and June 30, 2002, the condensed consolidated statements of operations for the six and three months ended December 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended December 31, 2002 and 2001 reflect the consolidated financial position, results of operations and cash flows of the Company and also include the consolidated financial position, results of operations and cash flows of InSight from the date of the Acquisition and include all material adjustments required under purchase accounting. InSight is considered the predecessor to the Company in accordance with Regulation S-X. As such, the historical financial statements of InSight prior to the Acquisition are included in the accompanying condensed consolidated financial statements, including the condensed consolidated statement of operations for the period from July 1, 2001 to October 17, 2001, the condensed consolidated statement of operations for the period from October 1, 2001 to October 17, 2001, and the condensed consolidated statement of cash flows for the period from July 1, 2001 to October 17, 2001 (collectively Predecessor financial statements). The Predecessor financial statements have not been adjusted to reflect the Acquisition of InSight by the Company. As such, the condensed consolidated financial statements of the Company after the Acquisition are not directly comparable to the Predecessor financial statements prior to the Acquisition.

3.    NATURE OF BUSINESS

        The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 30 states throughout the United States. The Company has two reportable segments: the Mobile Division and Fixed-Site Division. The Company's services are provided through a network of 89 mobile magnetic resonance imaging (MRI) facilities, nine mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities (collectively, Mobile Facilities), 41 fixed-site MRI facilities (Fixed Facilities), 28 multi-modality fixed-site imaging centers (Centers), one Leksell Stereotactic Gamma Knife fixed-site treatment center, and one radiation oncology fixed-site center. An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers. The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).

        At its Centers, the Company typically offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

4.    INTERIM FINANCIAL STATEMENTS

        The unaudited condensed consolidated financial statements of the Company and Predecessor included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company's Annual Report on Form 10-K for the period ended June 30, 2002 filed with the Securities and Exchange Commission (SEC) on September 26, 2002. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results to be achieved for the full fiscal year.

        Certain reclassifications have been made to conform prior year amounts to the current year presentation.

5.    INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

        The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting when the Company's ownership is 50 percent or less. The Company's investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt. Total assets and revenues as of and for the six months ended December 31, 2002 for the Company's 50 percent controlled entity, which is consolidated, were approximately $2.6 million and $3.3 million, respectively.

6.    NOTES PAYABLE

        The Company, through InSight, has credit facilities (Credit Facilities) with a bank and a syndication of other lenders consisting of (i) a $150 million seven year term loan B, (ii) a $75 million seven year delayed-draw term loan facility, the availability of which expires on October 17, 2003, and (iii) a $50 million revolving credit facility. The entire $150 million term loan B was used to consummate the Acquisition. Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5%. The Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under the delayed-draw facility and the revolving credit facility. As of December 31, 2002, there were no borrowings under either facility.

        The Company also has outstanding $225 million in unsecured senior subordinated notes (Notes). The Notes bear interest at 9.875%, with principal due in October 2011.

        The credit agreement related to the Credit Facilities and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants. As of December 31, 2002, the Company was in compliance with these covenants.

7.    HEDGING ACTIVITIES

        The Company accounts for hedging activities under Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS 133). SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in: (i) the fair value of a recognized asset or liability or firm commitment; (ii) cash flows of a recognized or forecasted transaction; or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction. Additionally, any ineffective portion of the hedging transaction is recorded currently in net income with the remainder deferred in accumulated other comprehensive income (loss).

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

        Subsequent to the Acquisition, the Company re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the Credit Facilities. At December 31, 2002, the notional amount of this swap was $31.3 million with a fair value loss of approximately $1.4 million. The fair value of the swap at the time of the Acquisition represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap. Approximately $0.4 million of hedge ineffectiveness was recognized as a reduction to interest expense for the six months ended December 31, 2002.

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

9.    SEGMENT INFORMATION

        Effective for the quarter ended March 31, 2002, the Company changed its segment reporting to conform to a modified internal management structure. The new reportable segments are the Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided. These segments replaced the Western Division and the Eastern Division, which were business units defined by management's division of responsibility, based on geographic area, between two executive vice presidents. The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues. The Company does not allocate income taxes to the two segments. The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment. Prior period information has been restated to reflect the change in segments.

        The following tables summarize the operating results by segment (amounts in thousands)(unaudited):

Company	Mobile	Fixed-Site	Other	Consolidated
Six months ended December 31, 2002:
Revenues	$50,390	$66,531	$—	$116,921
Depreciation and amortization	12,078	8,221	3,979	24,278
Total costs of operations	32,902	47,241	6,769	86,912
Equity in earnings of unconsolidated partnerships	84	631	—	715
Operating income (loss)	17,572	19,921	(13,090)	24,403
Interest expense, net	5,784	4,259	8,693	18,736
Income (loss) before income taxes	11,788	15,662	(21,783)	5,667
	Mobile	Fixed-Site	Other	Consolidated
Three months ended December 31, 2002:
Revenues	$25,076	$33,189	$—	$58,265
Depreciation and amortization	6,166	4,136	2,245	12,547
Total costs of operations	16,808	24,080	2,867	43,755
Equity in earnings of unconsolidated partnerships	84	304	—	388
Operating income (loss)	8,352	9,413	(6,011)	11,754
Interest expense, net	2,862	2,120	4,364	9,346
Income (loss) before income taxes	5,490	7,293	(10,375)	2,408

	Mobile	Fixed-Site	Other	Consolidated
Period from October 18, 2001 through December 31, 2001
Revenues	$18,545	$24,536	$30	$43,111
Depreciation and amortization	3,453	3,334	1,036	7,823
Total costs of operations	13,099	18,108	1,996	33,203
Equity in earnings (loss) of unconsolidated partnerships	(23)	133	—	110
Operating income (loss)	5,423	6,561	(4,095)	7,889
Interest expense, net	1,868	1,845	11,355	15,068
Income (loss) before income taxes	3,555	4,716	(15,450)	(7,179)
Predecessor	Mobile	Fixed-Site	Other	Consolidated
Period from July 1, 2001 through October 17, 2001
Revenues	$26,333	$37,313	$32	$63,678
Depreciation and amortization	4,621	4,187	1,015	9,823
Total costs of operations	17,828	25,600	2,259	45,687
Equity in earnings of unconsolidated partnerships	41	341	—	382
Acquisition related compensation charge	—	—	(15,616)	(15,616)
Operating income (loss)	8,546	12,054	(21,027)	(427)
Interest expense, net	2,543	2,538	1,240	6,321
Income (loss) before income taxes	6,003	9,516	(22,267)	(6,748)
	Mobile	Fixed-Site	Other	Consolidated
Period from October 1, 2001 through October 17, 2001
Revenues	$4,471	$6,085	$5	$10,561
Depreciation and amortization	717	620	204	1,541
Total costs of operations	3,019	4,124	473	7,616
Equity in earnings of unconsolidated partnerships	5	43	—	48
Acquisition related compensation charge	—	—	(15,616)	(15,616)
Operating income (loss)	1,457	2,004	(16,608)	(13,147)
Interest expense, net	380	383	222	985
Income (loss) before income taxes	1,077	1,621	(16,830)	(14,132)

10.  NEW PRONOUNCEMENTS

        In June 2001, the Financial Accounts Standards Board (FASB) issued two new pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company and InSight adopted SFAS 141 on July 1, 2001.

        In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition. The Company has made an allocation of values to these identifiable intangible assets based on a third-party valuation.

        SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The Company and InSight adopted SFAS 142 on July 1, 2001, which required the Company and InSight to cease amortization of the remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually. Impairment results when the fair value of the Company's reporting segments, including goodwill, is less than its carrying value. InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

        Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on July 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted SFAS 144 on July 1, 2002.

        In April 2002, the FASB issued SFAS No. 145, "Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections." SFAS 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements. The Company adopted SFAS 145 on July 1, 2002. As a result, the net extraordinary loss from the extinguishment of debt of approximately $7.4 million will no longer be considered extraordinary, and has been classified as interest expense for the six and three months ended December 31, 2001. Other than the reclassification of the debt extinguishment, the adoption of SFAS 145 did not have a material effect on the Company's financial condition and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its financial condition and results of operations.

11.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        InSight's payment obligations under the Notes (Note 6) are guaranteed by the Company (Parent Company) and all of InSight's wholly owned subsidiaries (the Guarantor Subsidiaries). These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial statements of guarantors and issuers of guaranteed securities registered or being registered." The Company accounts for its investment in InSight and its subsidiaries under the equity method of accounting. Dividends from InSight to the Company are restricted under the Company's credit agreement and the indenture relating to the Notes. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
DECEMBER 31, 2002
(Amounts in thousands)
(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$7,960	$3,077	$—	$11,037
Trade accounts receivables, net	—	—	32,557	9,414	—	41,971
Other current assets	—	—	6,421	364	—	6,785
Intercompany accounts receivable	87,007	373,125	21,905	—	(482,037)	—

Total current assets	87,007	373,125	68,843	12,855	(482,037)	59,793
Property and equipment, net	—	—	185,842	22,412	—	208,254
Investments in partnerships	—	—	2,365	—	—	2,365
Investments in consolidated subsidiaries	3,409	3,409	10,520	—	(17,338)	—
Other assets	—	—	19,563	—	—	19,563
Goodwill and other intangible assets, net	—	—	229,313	4,715	—	234,028

	$90,416	$376,534	$516,446	$39,982	$(499,375)	$524,003

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$1,500	$5,131	$456	$—	$7,087
Accounts payable and other accrued expenses	—	—	28,758	1,143	—	29,901
Intercompany accounts payable	—	—	460,132	21,905	(482,037)	—

Total current liabilities	—	1,500	494,021	23,504	(482,037)	36,988
Notes payable and capital lease obligations, less current portion	—	371,625	18,831	2,189	—	392,645
Other long-term liabilities	—	—	185	3,769	—	3,954
Stockholders' equity	90,416	3,409	3,409	10,520	(17,338)	90,416

	$90,416	$376,534	$516,446	$39,982	$(499,375)	$524,003

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
JUNE 30, 2002
(Amounts in thousands)
(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$14,451	$3,332	$—	$17,783
Trade accounts receivables, net	—	—	35,190	8,669	—	43,859
Other current assets	—	—	7,828	228	—	8,056
Intercompany accounts receivable	87,367	373,875	23,540	—	(484,782)	—

Total current assets	87,367	373,875	81,009	12,229	(484,782)	69,698
Property and equipment, net	—	—	150,857	21,199	—	172,056
Investments in partnerships	—	—	1,886	—	—	1,886
Investments in consolidated subsidiaries	9	9	9,156	—	(9,174)	—
Other assets	—	—	20,640	—	—	20,640
Goodwill and other intangible assets, net	—	—	230,363	4,758	—	235,121

	$87,376	$373,884	$493,911	$38,186	$(493,956)	$499,401

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$1,500	$1,509	$266	$—	$3,275
Accounts payable and other accrued expenses	—	—	29,408	1,108	—	30,516
Intercompany accounts payable	—	—	461,243	23,539	(484,782)	—

Total current liabilities	—	1,500	492,160	24,913	(484,782)	33,791
Notes payable and capital lease obligations, less current portion	—	372,375	1,506	1,008	—	374,889
Other long-term liabilities	—	—	236	3,109	—	3,345
Stockholders' equity	87,376	9	9	9,156	(9,174)	87,376

	$87,376	$373,884	$493,911	$38,186	$(493,956)	$499,401

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
(Amounts in thousands)
(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$95,208	$21,713	$—	$116,921
Costs of operations	—	—	68,591	18,321	—	86,912

Gross profit	—	—	26,617	3,392	—	30,009
Corporate operating expenses	—	—	6,321	—	—	6,321

Income from company operations	—	—	20,296	3,392	—	23,688
Equity in earnings of unconsolidated partnerships	—	—	715	—	—	715

Operating income	—	—	21,011	3,392	—	24,403
Interest expense, net	—	—	17,720	1,016	—	18,736

Income before income taxes	—	—	3,291	2,376	—	5,667
Provision for income taxes	—	—	2,267	—	—	2,267

Income before equity in income of consolidated subsidiaries	—	—	1,024	2,376	—	3,400
Equity in income of consolidated subsidiaries	3,400	3,400	2,376	—	(9,176)	—

Net income	$3,400	$3,400	$3,400	$2,376	$(9,176)	$3,400

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2001
(Amounts in thousands)
(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$36,033	$7,078	$—	$43,111
Costs of operations	—	—	27,424	5,779	—	33,203

Gross profit	—	—	8,609	1,299	—	9,908
Corporate operating expenses	—	—	2,129	—	—	2,129

Income from company operations	—	—	6,480	1,299	—	7,779
Equity in earnings of unconsolidated partnerships	—	—	110	—	—	110

Operating income	—	—	6,590	1,299	—	7,889
Interest expense, net	—	—	14,643	425	—	15,068

Income (loss) before income taxes	—	—	(8,053)	874	—	(7,179)
Provision for income taxes	—	—	—	—	—	—

Income (loss) before equity in income of consolidated subsidiaries	—	—	(8,053)	874	—	(7,179)
Equity in income (loss) of consolidated subsidiaries	(7,179)	(7,179)	874	—	13,484	—

Net income (loss)	$(7,179)	$(7,179)	$(7,179)	$874	$13,484	$(7,179)

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
(Amounts in thousands)
(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$47,481	$10,784	$—	$58,265
Costs of operations	—	—	34,477	9,278	—	43,755

Gross profit	—	—	13,004	1,506	—	14,510
Corporate operating expenses	—	—	3,144	—	—	3,144

Income from company operations	—	—	9,860	1,506	—	11,366
Equity in earnings of unconsolidated partnerships	—	—	388	—	—	388

Operating income	—	—	10,248	1,506	—	11,754
Interest expense, net	—	—	8,828	518	—	9,346

Income before income taxes	—	—	1,420	988	—	2,408
Provision for income taxes	—	—	964	—	—	964

Income before equity in income of consolidated subsidiaries	—	—	456	988	—	1,444
Equity in income of consolidated subsidiaries	1,444	1,444	988	—	(3,876)	—

Net income	$1,444	$1,444	$1,444	$988	$(3,876)	$1,444

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE PERIOD FROM OCTOBER 1, 2001 THROUGH OCTOBER 17, 2001
(Amounts in thousands)
(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$6,437	$4,124	$—	$10,561
Costs of operations	—	4,527	3,089	—	7,616

Gross profit	—	1,910	1,035	—	2,945
Corporate operating expenses	—	524	—	—	524

Income from company operations	—	1,386	1,035	—	2,421
Equity in earnings of unconsolidated partnerships	—	48	—	—	48
Acquisition related compensation charge	—	(15,616)	—	—	(15,616)

Operating income (loss)	—	(14,182)	1,035	—	(13,147)
Interest expense, net	—	778	207	—	985

Income (loss) before income taxes	—	(14,960)	828	—	(14,132)
Provision (benefit) for income taxes	—	(4,517)	—	—	(4,517)

Income (loss) before equity in income of consolidated subsidiaries	—	(10,443)	828	—	(9,615)
Equity in income (loss) of consolidated subsidiaries	(9,615)	828	—	8,787	—

Net income (loss)	$(9,615)	$(9,615)	$828	$8,787	$(9,615)

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
(Amounts in thousands)
(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$3,400	$3,400	$3,400	$2,376	$(9,176)	$3,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	21,434	2,844	—	24,278
Equity in income of consolidated subsidiaries	(3,400)	(3,400)	(2,376)	—	9,176	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	2,633	(745)	—	1,888
Intercompany receivables, net	—	750	1,896	(2,646)	—	—
Other current assets	—	—	1,407	(136)	—	1,271
Accounts payable and other accrued expenses	—	—	(1,010)	35	—	(975)

Net cash provided by operating activities	—	750	27,384	1,728	—	29,862

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(30,948)	(2,445)	—	(33,393)
Other	—	—	63	—	—	63

Net cash used in investing activities	—	—	(30,885)	(2,445)	—	(33,330)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(750)	(2,939)	(198)	—	(3,887)
Other	—	—	(51)	660	—	609

Net cash provided by (used in) financing activities	—	(750)	(2,990)	462	—	(3,278)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(6,491)	(255)	—	(6,746)
Cash, beginning of period	—	—	14,451	3,332	—	17,783

Cash, end of period	$—	$—	$7,960	$3,077	$—	$11,037

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
(Amounts in thousands)
(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income (loss)	$(7,179)	$(7,179)	$(7,179)	$874	$13,484	$(7,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of debt issuance costs	—	—	7,378	—	—	7,378
Depreciation and amortization	—	—	6,833	990	—	7,823
Equity in income of consolidated subsidiaries	7,179	7,179	(874)	—	(13,484)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	3,758	288	—	4,046
Intercompany receivables, net	101,846	(204,337)	102,615	(124)	—	—
Other current assets	—	—	(1,154)	52	—	(1,102)
Accounts payable and other accrued expenses	—	—	546	(195)	—	351

Net cash provided by (used in) operating activities	101,846	(204,337)	111,923	1,885	—	11,317

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	—	—	—	—	(187,722)
Cash acquired in the Acquisition	—	—	4,682	3,747	—	8,429
Additions to property and equipment	—	—	(9,109)	(2,327)	—	(11,436)
Other	—	—	(634)	—	—	(634)

Net cash provided by (used in) investing activities	(187,722)	—	(5,061)	1,420	—	(191,363)

FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of equity issuance costs	85,876	—	—	—	—	85,876
Payment of deferred loan fees	—	—	(27,594)	—	—	(27,594)
Principal payments of notes payable and capital lease obligations	—	(370,663)	(59,338)	(39)	—	(430,040)
Proceeds from issuance of debt	—	575,000	—	—	—	575,000
Other	—	—	(145)	(160)	—	(305)

Net cash provided by (used in) financing activities	85,876	204,337	(87,077)	(199)	—	202,937

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	19,785	3,106	—	22,891
Cash, beginning of period	—	—	—	—	—	—

Cash, end of period	$—	$—	$19,785	$3,106	$—	$22,891

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001
(Amounts in thousands)
(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income (loss)	$(4,648)	$(4,648)	$2,281	$2,367	$(4,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	8,250	1,573	—	9,823
Acquisition related compensation charge	—	15,616	—	—	15,616
Equity in income of consolidated subsidiaries	4,648	(2,281)	—	(2,367)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	(1,932)	(446)	—	(2,378)
Intercompany receivables, net	5,058	(5,090)	32	—	—
Other current assets	—	(3,515)	(101)	—	(3,616)
Accounts payable and other accrued expenses	—	53	(30)	—	23

Net cash provided by operating activities	5,058	6,453	3,309	—	14,820

INVESTING ACTIVITIES:
Additions to property and equipment	—	(18,609)	(2,243)	—	(20,852)
Other	—	(740)	—	—	(740)

Net cash used in investing activities	—	(19,349)	(2,243)	—	(21,592)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	145	—	—	—	145
Principal payments of notes payable and capital lease obligations	(5,203)	(2,358)	(1,018)	—	(8,579)
Other	—	—	381	—	381

Net cash used in financing activities	(5,058)	(2,358)	(637)	—	(8,053)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(15,254)	429	—	(14,825)
Cash, beginning of period	—	20,027	3,227	—	23,254

Cash, end of period	$—	$4,773	$3,656	$—	$8,429

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report on Form 10-Q includes "forward-looking statements," Forward-looking statements include statements concerning the Company's plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, its competitive strengths and weaknesses, its business strategy and the trends the Company anticipates in the industry and economies in which the Company operates and other information that is not historical information. When used in this report the words "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, the Company's examination of historical operating trends, are based upon the Company's current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith, and the Company believes there is a reasonable basis for them, but there can be no assurance that the Company's expectations, beliefs and projections will be realized.

        There are a number of risks and uncertainties that could cause the Company's actual results to differ materially from the forward-looking statements contained in this report. Important factors that could cause the Company's actual results to differ materially from the forward-looking statements made in this report are set forth in this report, including the factors described in the section entitled "Risk Factors," and the following:

  •
  limitations and delays in reimbursement by third-party payors;

  •
  contract renewals and financial stability of customers;

  •
  conditions within the health care environment;

  •
  adverse utilization trends for certain diagnostic imaging procedures;

  •
  the Company's ability to successfully integrate acquisitions;

  •
  market competition;

  •
  the potential for rapid and significant changes in technology and their effect on the Company's operations;

  •
  operating, legal, governmental and regulatory risks; and

  •
  economic, political and competitive forces affecting the Company's business.

        If any of these risks or uncertainties materialize, or if any of the Company's underlying assumptions are incorrect, the Company's actual results may differ significantly from the results that it expresses in or implies by any of its forward-looking statements. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ACQUISITION AND RELATED FINANCING TRANSACTIONS

        The Company was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp. The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates. On June 29, 2001, the Company's name was changed to InSight Health Services Holdings Corp. The Company and its former wholly owned subsidiary, Acquisition Corp., were created to acquire all the outstanding shares of InSight.

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

        Following the Acquisition, the common stock of InSight was delisted from the NASDAQ Small Cap Market. Pursuant to the terms of the merger agreement, each of InSight's stockholders received $18.00 in cash for each share of common stock they owned prior to the Acquisition. Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated. This resulted in a charge of approximately $15.6 million, which is reflected in the statement of operations of InSight for the period from July 1, 2001 to October 17, 2001. In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of the Company. InSight's stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

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

        On October 30, 2001, the Company, through InSight, issued new 9 7/8% senior subordinated notes due 2011 (Notes) in the aggregate principal amount of $225 million. The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which was used for general corporate purposes. As a result, the Company wrote off debt issuance costs of approximately $7.4 million related to the senior subordinated bridge financing, which are classified within interest expense for the six and three months ended December 31, 2001.

BUSINESS DEVELOPMENT

        The Company's objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers. The strategy is focused on three components. Firstly, the Company intends to maximize utilization of its existing facilities by: (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) adding new modalities such as CT, ultrasound and bone densitometry at its existing facilities to realize economies of scale and increase overall procedure volume; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; and (vi) maximizing cost efficiencies through increased purchasing power and by continued reduction of expenses.

        Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained. In addition, management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, recently expanded Medicare coverage of PET procedures and favorable reimbursement levels, although effective January 1, 2002, The Centers for Medicare and Medicaid Services (CMS) reduced the Medicare payments for PET services to hospital outpatients, as discussed below. The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume. Management believes that this will be an area for additional growth because the Company expects hospitals to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.

        Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions. The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry. The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability. Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale. Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company's ability to integrate the acquired businesses into its existing infrastructure. Since 1996, the Company has completed 12 acquisitions. No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company. In connection with the Acquisition and related financing transactions discussed below, InSight has a $75 million delayed draw term loan facility available until October 17, 2003 to pursue acquisition opportunities. As of February 7, 2003, there were no borrowings under this facility.

        In fiscal 2002, InSight opened a radiology co-source outpatient Fixed Facility in Largo, Florida, which was financed with an operating lease; and a Fixed Facility in Bangor, Maine, which was financed with internally generated funds.

        In fiscal 2003, the Company opened a Fixed Facility in Encinitas, California, which was financed with internally generated funds and a capital lease; and a Fixed Facility in Lemont, Illinois, which was financed with internally generated funds. The Company also sold its interest in a PET fixed-site center.

        On January 6, 2003, InSight Health Corp., a wholly owned subsidiary of the Company, entered into a definitive asset purchase agreement to purchase up to 13 diagnostic imaging centers located in Southern California. The expected purchase price for the 13 centers is approximately $45 million, subject to certain potential adjustments. Completion of the acquisition is subject to customary closing conditions, including, among others, landlord and other consents and there is no assurance that these conditions will be satisfied and the acquisition completed. The Company will utilize the delayed-draw term loan facility to complete the acquisition and fund certain initial capital expenditures and transaction costs. The Company expects to complete the transaction in the quarter ending March 31, 2003.

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

        In connection with the Acquisition, InSight entered into new credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of: (i) a $150 million seven year term loan B, (ii) a $75 million seven year delayed-draw term loan facility; and (iii) a $50 million revolving credit facility (Credit Facilities). The entire $150 million term loan B was used to consummate the Acquisition. Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5%. The Company is required to pay an annual unused facility fee of between 0.5% and 2.0%, payable quarterly, on unborrowed amounts under the delayed-draw facility and the revolving credit facility. The Company paid approximately $0.9 million during the six months ended December 31, 2002 for unused facility fees on unborrowed amounts under both facilities. The Company expects to use the delayed-draw facility, which is available through October 17, 2003, to fund future acquisitions and capital expenditures. The Company expects to use the revolving credit facility primarily to fund its future working capital needs. As of February 7, 2003, there were no borrowings under either the revolving credit facility or the delayed-draw term loan facility.

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

        On January 24, 2003, InSight entered into an amendment to the Credit Facilities which, among other things, gives InSight the ability to borrow an additional $50 million under a new delayed-draw term loan facility, which would be available through January 31, 2005. Borrowings under the amendment bear interest of LIBOR plus 3.75%. To date, InSight has received commitments of $32 million under this new delayed-draw term loan facility. The Company is required to pay an annual unused facility fee of 2.5%, payable quarterly on unborrowed amounts under the new delayed-draw term loan facility. As of February 7, 2003, there were no borrowings under the new delayed-draw term loan facility.

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

        Net cash provided by operating activities was approximately $29.9 million for the six months ended December 31, 2002. Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $27.7 million), a decrease in trade accounts receivables, net (approximately $1.9 million) and a decrease in other current assets (approximately $1.3 million); partially offset by a decrease in accounts payable and other accrued expenses (approximately $1.0 million).

        Net cash used in investing activities was approximately $33.3 million for the six months ended December 31, 2002. Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $33.4 million).

        Net cash used in financing activities was approximately $3.3 million for the six months ended December 31, 2002, resulting primarily from principal payments of notes payable and capital lease obligations (approximately $3.9 million).

        The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement or upgrades of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $9.1 million, eight diagnostic imaging systems for delivery through June 2003. The Company expects to use either internally generated funds, its Credit Facilities or leases to finance the purchase of such equipment. The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company's business strategy.

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

        The Company's contractual obligations for long-term debt, capital lease obligations and noncancelable operating leases are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$373,125	$1,500	$3,000	$37,875	$330,750
Capital lease obligations	26,607	5,587	10,101	10,476	443
Operating lease obligations	6,066	1,509	2,476	1,620	461

Total contractual obligations	$405,798	$8,596	$15,577	$49,971	$331,654

        In addition, in connection with the implementation of the electronic transaction, security and privacy standards mandated by Health Insurance Portability and Accountability Act (HIPAA), the Company expects to spend approximately $1.5 million to make necessary software upgrades to its radiology information system to make the system compliant with the HIPAA transaction standards by April 2003 and with the privacy standards by October 2003 (of which approximately $0.4 million had been spent as of December 31, 2002).

        The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through December 31, 2003 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Facilities. In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above. The Company's acquisition strategy may require sources of capital in addition to that currently available to the Company. No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

        Set forth below are the results for the six and three months ended December 31, 2002 and 2001. The results of operations of the Company for the six months ended December 31, 2001 have been derived by combining the results of operations of the Company for the six months ended December 31, 2001 with the results of operations of InSight from July 1, 2001 to October 17, 2001, the date of the Acquisition. The results of operations of the Company for the three months ended December 31, 2001 have been derived by combining the results of operations of the Company for the three months ended December 31, 2001 with the results of operations of InSight from October 1, 2001 through October 17, 2001. The Company has no operations other than its investment in InSight. The results of operations of InSight prior to the Acquisition incorporated in this discussion are the historical results of InSight, the predecessor to the Company. InSight's results do not reflect any purchase accounting adjustments included in the results of the Company after the Acquisition, and thus are not directly comparable. Because of the effects of purchase accounting applied as a result of the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of the Company are not comparable in all respects to the results of operations prior to the Acquisition. However, the Company's management believes a discussion of the operations by combining the results of the Company and InSight is more meaningful as the Company's operating revenues and expenses have not been affected by the Acquisition and splitting up the results between pre- and post-Acquisition periods would make comparisons of the operating trends to the prior year very different. These combined results of operations have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been (amounts in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001
	(unaudited)
Revenues	$116,921	$106,789	$58,265	$53,672
Costs of operations	86,912	78,890	43,755	40,819

Gross profit	30,009	27,899	14,510	12,853
Corporate operating expenses	6,321	5,313	3,144	2,653

Income from company operations	23,688	22,586	11,366	10,200
Equity in earnings of unconsolidated partnerships	715	492	388	158
Acquisition related compensation charge	—	(15,616)	—	(15,616)

Operating income (loss)	24,403	7,462	11,754	(5,258)
Interest expense	18,736	21,389	9,346	16,053

Income (loss) before income taxes	5,667	(13,927)	2,408	(21,311)
Provision (benefit) for income taxes	2,267	(2,100)	964	(4,517)

Net income (loss)	$3,400	$(11,827)	$1,444	$(16,794)

        Effective for the quarter ended March 31, 2002, the Company changed its segment reporting to conform to a modified internal management structure. The new reportable segments are the Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided. These segments replaced the Western Division and the Eastern Division, which were business units defined by management's division of responsibility, based on geographic area, between two executive vice presidents. The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues. The Company does not allocate income taxes to the two segments. The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment. Prior period information has been restated to reflect the change in segments.

SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

        REVENUES:    Revenues increased approximately 9.5% from approximately $106.8 million for the six months ended December 31, 2001, to approximately $116.9 million for the six months ended December 31, 2002. This increase was due primarily to an increase in revenues at the Mobile Division (approximately $5.5 million) and an increase in revenues at the Fixed-Site Division (approximately $4.7 million). Revenues for the Mobile Division and the Fixed-Site Division represented approximately 43% and 57%, respectively, of total revenues for the six months ended December 31, 2002. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.

        Revenues at the Mobile Division increased approximately 12.2% from approximately $44.9 million for the six months ended December 31, 2001, to approximately $50.4 million for the six months ended December 31, 2002. The increase was due to higher utilization at the Company's MRI and PET Mobile Facilities and an increase in the number of Mobile Facilities in operation during the six months ended December 31, 2002.

        Revenues at the Fixed-Site Division increased approximately 7.6% from approximately $61.8 million for the six months ended December 31, 2001, to approximately $66.5 million for the six months ended December 31, 2002. The increase was due primarily to higher utilization (approximately 6%), partially offset by a nominal decrease in reimbursement from third-party payors.

        Approximately 49% of the Company's total revenues for the six months ended December 31, 2002 were generated from contract services revenues. Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 86% and 14%, respectively, of contract services revenues for the six months ended December 31, 2002. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities. Each year approximately one-third of the contract services agreements are subject to renewal. It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider. In the past, where agreements have not been renewed, the Company has been able to obtain replacement contracts. While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts' revenues have generally increased over the term of the agreement. The nonrenewal of a single customer agreement would not have a material impact on the Company's contract services revenues; however, non-renewal of several contracts could have a material impact on contract services revenues.

        As a result of the implementation of the new Outpatient Prospective Payment System (OPPS) for outpatient services, effective August 1, 2000 Medicare began paying hospitals for outpatient services based on ambulatory payment classification (APC) groups rather than on a hospital's costs. Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (BBA) to soften the negative financial effects for a specific period of time (through 2003). Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors. In addition, the Benefits Improvement and Protection Act of 1999 (BIPA) included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced. Effective January 1, 2002, CMS reduced the payment for unenhanced diagnostic procedures and increased payment for contrast-enhanced diagnostic procedures. The extent to which this disparity in reimbursement will continue is unclear. Effective January 1, 2002, CMS also reduced payment for PET services provided to hospital outpatients.

        As a result of the implementation of the new OPPS, the Company believes that its hospital customers may seek reductions in contractual rates to the extent the hospital believes it will pay more to the Company than it will receive from Medicare and other third-party payors. To date, no material reductions have been sought. The reduction of contractual rates for a single customer or loss of a single customer to a competitor prepared to reduce contractual rates would not have a material adverse impact on the Company's contract services revenues; however, the reduction in contractual rates for several customers or loss of several contracts could have a material impact on the Company's business, financial condition and results of operations.

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

        Approximately 51% of the Company's total revenues for the six months ended December 31, 2002 were generated from patient services revenues. Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 2% and 98%, respectively, of patient services revenues for the six months ended December 31, 2002. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities. The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby. However, regulations were adopted by the Medicare program which, effective January 1, 2002, reduced Medicare payment for diagnostic imaging services, including MRI and other services the Company provides in non-hospital settings, by approximately 7% to 9%. These regulations negatively impacted patient services revenues by approximately $2.0 million for the 12 months ended December 31, 2002.

        Management believes that any future increases in revenues can only be achieved by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company's business strategy, particularly acquisitions.

        COSTS OF OPERATIONS:    Costs of operations increased approximately 10.1% from approximately $78.9 million for the six months ended December 31, 2001, to approximately $86.9 million for the six months ended December 31, 2002. This increase was due primarily to higher salaries and benefits, depreciation, amortization, occupancy and supply costs, partially offset by reduced equipment lease and equipment maintenance costs. The increase in depreciation and the reduction of equipment lease costs are due primarily to the buyout of operating leases and the conversion of operating leases to capital leases discussed above. The increase in amortization expense results primarily from amortization of other intangible assets resulting from the Acquisition.

        Costs of operations at the Mobile Division increased approximately 6.5% from approximately $30.9 million for the six months ended December 31, 2001, to approximately $32.9 million for the six months ended December 31, 2002. The increase was due primarily to equipment costs related to the additional Mobile Facilities discussed above and salaries and benefits.

        Costs of operations at the Fixed-Site Division increased approximately 8.0% from approximately $43.7 million for the six months ended December 31, 2001, to approximately $47.2 million for the six months ended December 31, 2002. The increase was due primarily to higher salaries and benefits, partially offset by reduced equipment maintenance costs.

        Costs of operations, as a percentage of total revenues, increased to approximately 74.3% for the six months ended December 31, 2002, from approximately 73.9% for the six months ended December 31, 2001. The percentage increase is primarily due to depreciation and amortization expense, partially offset by reduced equipment lease costs. The Company is continuing its efforts to improve operating efficiencies through cost reduction initiatives. The cost reduction initiatives are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance, occupancy, marketing and salary and benefits.

        CORPORATE OPERATING EXPENSES:    Corporate operating expenses increased approximately 18.9% from approximately $5.3 million for the six months ended December 31, 2001, to approximately $6.3 million for the six months ended December 31, 2002. The increase was due primarily to salary and benefits and consulting costs associated with the Company's acquisition and development activities and additional information systems costs to make the Company's systems HIPAA compliant. Corporate operating expenses, as a percentage of total revenues, increased from approximately 5.0% for the six months ended December 31, 2001, to approximately 5.4% for the six months ended December 31, 2002.

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

        INTEREST EXPENSE, NET:    Interest expense, net decreased approximately 12.6% from approximately $21.4 million for the six months ended December 31, 2001, to approximately $18.7 million for the six months ended December 31, 2002. This decrease was due primarily to: (i) the elimination of the write-off of debt issuance costs as a result of the refinancing of the senior subordinated bridge financing in the six months ended December 31, 2001 discussed above (approximately $7.4 million), and (ii) a reduction in the Company's effective interest rate on its variable rate debt; partially offset by (i) additional debt related to the Acquisition and related financing activities discussed above; (ii) additional debt related to the conversion of operating leases to capital leases discussed above; and (iii) the unused facility fee payments discussed above.

        PROVISION FOR INCOME TAXES:    Provision for income taxes increased from a benefit of approximately $2.1 million for the six months ended December 31, 2001, to provision of approximately $2.3 million for the six months ended December 31, 2002. For the six months ended December 31, 2002, the provision is due to the Company recording a tax provision at the statutory rate of 40%. For the six months ended December 31, 2001, the benefit was due to InSight recording a benefit to recognize anticipated utilization of certain operating loss carrybacks. At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year. In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company's net operating loss carryforwards. This review may result in an increase or decrease in the effective tax rate during the fiscal year. The Company expects its effective tax rate will be approximately 40% in the future.

        EBITDA:    Earnings before interest, taxes, depreciation and amortization including the acquisition related compensation charge (EBITDA) increased approximately 19.7% from approximately $40.7 million for the six months ended December 31, 2001, to approximately $48.7 million for the six months ended December 31, 2002. This increase was primarily due to: (i) increased revenues and (ii) the buyout of operating leases and the conversion of operating leases to capital leases discussed above. EBITDA for the Fixed-Site Division increased approximately 7.7% from approximately $26.1 million for the six months ended December 31, 2001, to approximately $28.1 million for the six months ended December 31, 2002. EBITDA for the Mobile Division increased approximately 35.0% from approximately $22.0 million for the six months ended December 31, 2001, to approximately $29.7 million for the six months ended December 31, 2002. EBITDA has been included because management believes that it is a useful tool for measuring the Company's ability to meet debt service, capital expenditure and working capital requirements. EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.

THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

        REVENUES:    Revenues increased approximately 8.6% from approximately $53.7 million for the three months ended December 31, 2001, to approximately $58.3 million for the three months ended December 31, 2002. This increase was due primarily to an increase in revenues at the Mobile Division (approximately $2.1 million) and an increase in revenues at the Fixed-Site Division (approximately $2.6 million). Revenues for the Mobile Division and the Fixed-Site Division represented approximately 43% and 57%, respectively, of total revenues for the three months ended December 31, 2002. However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.

        Revenues at the Mobile Division increased approximately 9.1% from approximately $23.0 million for the three months ended December 31, 2001, to approximately $25.1 million for the three months ended December 31, 2002. The increase was due to higher utilization at the Company's MRI and PET Mobile Facilities and an increase in the number of Mobile Facilities in operation during the three months ended December 31, 2002.

        Revenues at the Fixed-Site Division increased approximately 8.5% from approximately $30.6 million for the three months ended December 31, 2001, to approximately $33.2 million for the three months ended December 31, 2002. The increase was due primarily to higher utilization (approximately 5%), partially offset by a nominal decrease in reimbursement from third-party payors.

        COSTS OF OPERATIONS:    Costs of operations increased approximately 7.4% from approximately $40.8 million for the three months ended December 31, 2001, to approximately $43.8 million for the three months ended December 31, 2002. This increase was due primarily to higher salaries and benefits, depreciation and occupancy costs, partially offset by reduced equipment lease and equipment maintenance costs. The increase in depreciation and the reduction of equipment lease costs are due primarily to the buyout of operating leases and the conversion of operating leases to capital leases discussed above.

        Costs of operations at the Mobile Division increased approximately 4.3% from approximately $16.1 million for the three months ended December 31, 2001, to approximately $16.8 million for the three months ended December 31, 2002. The increase was due primarily to equipment costs related to the additional Mobile Facilities discussed above and salaries and benefits.

        Costs of operations at the Fixed-Site Division increased approximately 8.6% from approximately $22.2 million for the three months ended December 31, 2001, to approximately $24.1 million for the three months ended December 31, 2002. The increase was due primarily to higher salaries and benefits, partially offset by reduced equipment maintenance costs.

        Costs of operations, as a percentage of total revenues, decreased to approximately 75.1% for the three months ended December 31, 2002, from approximately 76.1% for the three months ended December 31, 2001. The percentage decrease is primarily due to equipment lease costs, partially offset by depreciation expense. The Company is continuing its efforts to improve operating efficiencies through cost reduction initiatives. The cost reduction initiatives are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance, occupancy, marketing and salary and benefits.

        CORPORATE OPERATING EXPENSES:    Corporate operating expenses increased approximately 14.8% from approximately $2.7 million for the three months ended December 31, 2001, to approximately $3.1 million for the three months ended December 31, 2002. The increase was due primarily to salary and benefits and consulting costs associated with the Company's acquisition and development activities and additional information systems costs to make the Company's systems HIPAA compliant. Corporate operating expenses, as a percentage of total revenues, increased from approximately 4.9% for the three months ended December 31, 2001, to approximately 5.4% for the three months ended December 31, 2002.

        ACQUISITION RELATED COMPENSATION CHARGE:    Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated. This resulted in a charge of approximately $15.6 million, which is reflected in the statement of operations of InSight for the period from October 1, 2001 to October 17, 2001.

        INTEREST EXPENSE, NET:    Interest expense, net decreased approximately 42.2% from approximately $16.1 million for the three months ended December 31, 2001, to approximately $9.3 million for the three months ended December 31, 2002. This decrease was due primarily to: (i) the elimination of the write-off of debt issuance costs as a result of the refinancing of the senior subordinated bridge financing in the three months ended December 31, 2001 discussed above (approximately $7.4 million) and (ii) a reduction in the Company's effective interest rate, partially offset by (i) additional debt related to the Acquisition and related financing activities discussed above; (ii) additional debt related to the conversion of operating leases discussed above; and (iii) the unused facility fee payments discussed above.

        PROVISION FOR INCOME TAXES:    Provision for income taxes increased from a benefit of approximately $4.5 million for the three months ended December 31, 2001, to a provision of approximately $1.0 million for the three months ended December 31, 2002. For the three months ended December 31, 2002, the provision is due to the Company recording a tax provision at the statutory rate of 40%. For the three months ended December 31, 2001, the benefit was due to InSight recording a benefit to recognize anticipated utilization of certain operating loss carrybacks.

        EBITDA:    Earnings before interest, taxes, depreciation and amortization including the acquisition related compensation charge (EBITDA) increased approximately 23.4% from approximately $19.7 million for the three months ended December 31, 2001, to approximately $24.3 million for the three months ended December 31, 2002. This increase was primarily due to: (i) increased revenues and (ii) the buyout of operating leases and the conversion of operating leases to capital leases discussed above. EBITDA for the Fixed-Site Division increased approximately 8.0% from approximately $12.5 million for the three months ended December 31, 2001, to approximately $13.5 million for the three months ended December 31, 2002. EBITDA for the Mobile Division increased approximately 30.6% from approximately $11.1 million for the three months ended December 31, 2001, to approximately $14.5 million for the three months ended December 31, 2002.

NEW PRONOUNCEMENTS

        In June 2001, the Financial Accounts Standards Board (FASB) issued two new pronouncements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company and InSight adopted SFAS 141 on July 1, 2001.

        In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition. The Company has made an allocation of values to these identifiable intangible assets based on a third-party valuation.

        SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The Company and InSight adopted SFAS 142 on July 1, 2001, which required the Company and InSight to cease amortization of the remaining net goodwill balance and to perform a transitional goodwill impairment test as of July 1, 2001, and thereafter an impairment test at least annually. Impairment results when the fair value of the Company's reporting segments, including goodwill, is less than its carrying value. InSight concluded that the book value of goodwill was not impaired as of July 1, 2001.

        Also in June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on July 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The Company adopted SFAS 144 on July 1, 2002.

        In April 2002, the FASB issued SFAS No. 145, "Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections." SFAS 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements. The Company adopted SFAS 145 on July 1, 2002. As a result, the net extraordinary loss from the extinguishment of debt of approximately $7.4 million will no longer be considered extraordinary, and has been classified as interest expense for the six and three months ended December 31, 2001. Other than the reclassification of the debt extinguishment, the adoption of SFAS 145 did not have a material effect on the Company's financial condition and results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material effect on its financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Company's unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. The Company believes the critical accounting policies that most impact the unaudited condensed consolidated financial statements are described below. A summary of the significant accounting policies of the Company can be found in Note 3 to the consolidated financial statements which is included in Item 8 of the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

        TRADE ACCOUNTS RECEIVABLES:    The Company reviews its trade accounts receivables and its estimates of the allowance for doubtful accounts and contractual adjustments each period. The amount of the allowance includes management's estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the unaudited condensed consolidated financial statements at December 31, 2002.

        GOODWILL:    The Company evaluates the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each fiscal year. As part of the evaluation, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been impairment. The Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

RISK FACTORS

RISKS RELATING TO THE COMPANY AND THE DIAGNOSTIC IMAGING INDUSTRY

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for the Company's services or create downward pricing pressure, which would result in a decline in the Company's revenues and harm its financial position.

        The Company derives approximately 51% of its revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services the Company provides could have a significant negative impact on those revenues. Moreover, the Company's health care provider customers on whom the Company depends for approximately 49% of its revenues generally rely on reimbursement from third-party payors. In the past, initiatives have been proposed and implemented which have had the effect of decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities. Similar initiatives enacted in the future may have an adverse impact on the Company's financial condition and operations.

        Any changes in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which the Company or its customers can obtain reimbursement or the amounts reimbursed the Company or the Company's customers for services provided by the Company. If third-party payors reduce the amount of their payments to the Company's customers, its customers may seek to reduce their payments to the Company or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals and clinics the Company bills directly, the Company has lowered and may continue to need to lower its fees to retain existing customers and attract new ones. These reductions could have a significant adverse effect on the Company's revenues and financial results by decreasing demand for its services or creating downward pricing pressure.

The Company's revenues may fluctuate or be unpredictable and this may harm its financial results.

        The amount and timing of revenues that the Company may derive from its business will fluctuate based on:

  •
  variations in the rate at which customers renew their contracts;

  •
  the extent to which the Company's mobile customers convert into a fixed-site operation and choose not to continue using its services;

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

A failure to meet the Company's capital expenditure requirements can adversely affect its business.

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

  •
  purchase new systems.

        To the extent the Company is unable to generate sufficient cash from its operations or funds are no longer available under its credit facilities, it may be unable to meet its capital expenditure requirements and therefore unable to achieve the Company's estimates of operating income growth. Furthermore, there can be no assurance that the Company will be able to raise any necessary additional funds through bank financing or the issuance of equity or debt securities on terms acceptable to it, if at all.

The Company may experience competition from other diagnostic imaging companies and this competition could adversely affect its revenues and business.

        The market for diagnostic imaging services and systems is competitive. If the Company is unable to successfully compete, its customer base would decline and its business, financial condition and results of operations would be harmed.

Managed care organizations may prevent health care providers from using the Company's services, causing it to lose current and prospective customers.

        Health care providers participating as providers under managed care plans may be required to refer diagnostic imaging procedures to specific imaging service providers depending on the plan in which each covered patient is enrolled. These requirements currently inhibit health care providers from using the Company's diagnostic imaging services in some cases. The proliferation of managed care may prevent an increasing number of health care providers from using the Company's services in the future, which would cause its revenues to decline.

The Company's fixed-site centers depend on physician referrals and contractual arrangements with insurance carriers for their business.

        The Company's fixed-site centers are principally dependent on their ability to attract referrals from physicians and other health care providers representing a variety of specialties. The Company's eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient's health plan. The Company currently has in excess of 1,200 contracts with managed care organizations for diagnostic imaging services provided at the Company's fixed-site centers, primarily on a discounted fee-for-service basis. A significant decline in referrals would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may be unable to renew or maintain its customer contracts, which would harm its business and financial results.

        Upon expiration of the Company's customer contracts, it is subject to the risk that customers will cease using its imaging services and purchase or lease their own imaging systems or use the Company's competitors' imaging systems. Approximately one-third of the Company's MRI contracts will expire in the fiscal year ending June 30, 2003. If these contracts are not renewed or are renewed at lower prices, the Company could experience a significant negative impact on its business. The Company's mobile contract renewal rate for the fiscal year ended June 30, 2002 was approximately 85%. It is not always possible to immediately obtain replacement customers, and historically many replacement customers have been smaller facilities which have a lower number of scans than lost customers. Although the non-renewal of a single customer contract would not have a material impact on the Company's contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

The Company may be subject to professional liability risks which could be costly and negatively impact its business and financial results.

        The Company has not experienced any material losses due to claims for malpractice. However, claims for malpractice have been asserted against the Company in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. While the Company maintains professional liability insurance, there can be no assurance that any claim against it will not exceed the amount of its insurance. Successful malpractice claims asserted against the Company, to the extent not covered by the Company's liability insurance, could have a material adverse effect on its business, financial condition and results of operations.

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

Technological change in the Company's industry could reduce the demand for its services and require it to incur significant costs to upgrade its equipment.

        Technological change in the MRI industry has been gradual since the last technological advancements were made in 1994. Although the Company believes that substantially all of its MRI and other diagnostic imaging systems are upgradeable to maintain their state-of-the-art character, the development of new technologies or refinements of existing ones might make its existing systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, its systems. MRI and other diagnostic imaging systems are currently manufactured by numerous companies. Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market may result in technological advances in the speed and imaging capacity of these new systems. Consequently, the obsolescence of the Company's systems may be accelerated. Although the Company is aware of no imminent substantial technological changes, should such changes occur, there can be no assurance that it would be able to acquire the new or improved systems.

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

The Company's failure to effectively make or integrate acquisitions and establish co-sourcing arrangements through partnerships with hospitals and other health care providers could impair its business.

        As part of the Company's business strategy, it has pursued and intends to continue to pursue strategic acquisitions and establish co-sourcing arrangements through partnerships and joint ventures with hospitals and other health care providers. It is continuously evaluating acquisition opportunities and consolidation possibilities, and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential transactions. Some of these potential transactions, subject to the completion of business and legal due diligence and the execution of definitive agreements, could, if consummated, be material to the Company's business, financial condition, and results of operations. There can be no assurance that the Company will succeed in identifying suitable acquisition or co-sourcing candidates or in consummating any such acquisitions or co-sourcing arrangements. The Company's acquisition and co-sourcing strategies require substantial capital which may exceed the funds available to it from internally generated funds and under the Company's Credit Facilities. There can be no assurance that the Company will be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to it, if at all.

        Additionally, acquisitions involve the integration of acquired operations with the Company's operations. Integration involves a number of risks, including:

  •
  demands on management related to the increase in the Company's size after an acquisition;

  •
  the diversion of the Company's management's attention from the management of daily operations to the integration of new operations;

  •
  integration of information systems;

  •
  difficulties in the assimilation and retention of employees;

  •
  potential adverse effects on operating results; and

  •
  challenges in retaining customers and referral sources.

        Although the Company believes that it has successfully integrated acquisitions in the past, there can be no assurance that it will be able to successfully integrate the operations of any future acquisitions. If it does not successfully integrate acquisitions, the Company may not realize anticipated operating advantages, economies of scale and cost savings. Also, the Company may not be able to maintain the levels of operating efficiency acquired companies will have achieved or might achieve separately. Successful integration of each of their operations will depend upon the Company's ability to manage those operations and to eliminate redundant and excess costs.

Loss of key executives and failure to attract qualified managers, technologists and salespersons could limit the Company's growth and negatively impact its operations.

        The Company depends upon its management team to a substantial extent. As the Company grows, it will increasingly require field managers and salespersons experienced in its industry and skilled technologist to operate its diagnostic equipment. It is impossible to predict the availability of qualified field managers, salespersons and technologists or the compensation levels that will be required to hire them. In particular, there is a very high demand for qualified technologists who are necessary to operate the Company's systems. The Company may not be able to hire and retain a sufficient number of technologists, and it may be required to pay bonuses and higher salaries to its technologists, which would increase its expenses. The loss of the services of any member of the Company's senior management or the Company's inability to hire qualified field managers, salespersons and skilled technologists at economically reasonable compensation levels could adversely affect its ability to operate and grow its business.

The Company's PET services and some of its other imaging services require the use of radioactive materials, which could subject the Company to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

        The Company's PET services and some of its other imaging and therapeutic services require radioactive materials. While this radioactive material has a short half-life, meaning it quickly breaks down into inert, or non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. The Company is subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Although the Company believes that its safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, it cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, the Company would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of its insurance. The Company may not be able to maintain insurance on acceptable terms, or at all. The Company could incur significant costs and the diversion of its management's attention in order to comply with current or future environmental, health and safety laws and regulations.

The Company may be unable to effectively maintain its imaging and therapeutic systems or generate revenues when its systems are not fully operational.

        Timely, effective service is essential to maintaining the Company's reputation and high utilization rates on its imaging systems. Repairs to one of its systems can take up to two weeks and result in a loss of revenues. The Company's warranties and maintenance contracts do not compensate it for loss of revenues when its systems are not fully operational. The principal components of its operating costs include depreciation, salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs. Because the majority of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenues and margins. Repairs of the Company's equipment are performed for it by the equipment manufacturers. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if the Company experiences more system malfunctions than anticipated or if it is unable to promptly obtain the service necessary to keep its systems functioning effectively, its revenues could decline and its ability to provide services would be harmed.

The Company's substantial indebtedness could adversely affect its financial health and prevent the Company from fulfilling its obligations under InSight's 9 7/8% Series B senior subordinated notes.

        At December 31, 2002, the Company had total indebtedness of approximately $399.7 million. The Company's substantial indebtedness could have important consequences to the Company. For example, it could:

  •
  make it more difficult for the Company to satisfy its obligations with respect to the notes;

  •
  increase the Company's vulnerability to general adverse economic and industry conditions;

  •
  require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

  •
  limit the Company's flexibility in planning for, or reacting to, changes in its business and the markets in which it operates;

  •
  place the Company at a competitive disadvantage compared to its competitors that have less debt; and

  •
  limit, among other things, the Company's ability to borrow additional funds.

        In addition, the Company may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes and the Company's credit agreement allow it to issue and incur additional debt upon satisfaction of certain conditions. If new debt is added to current debt levels, the related risks described above could intensify.

RISKS RELATING TO GOVERNMENT REGULATION OF THE COMPANY'S BUSINESS

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

  •
  state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians; and

  •
  federal and state laws governing the diagnostic imaging and therapeutic equipment used in the Company's business concerning patient safety, equipment operating specifications and radiation exposure levels.

        If the Company's operations are found to be in violation of any of the laws and regulations to which it or its customers are subject, it may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of its operations. Any penalties, damages, fines or curtailment of the Company's operations, individually or in the aggregate, could adversely affect the Company's ability to operate the Company's business and its financial results. The risks of the Company being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against the Company for violation of these laws or regulations, even if the Company successfully defends against it, could cause it to incur significant legal expenses and divert its management's attention from the operation of its business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company provides its services in the United States and receives payment for its services exclusively in United States dollars. Accordingly, the Company's business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

        The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge variable interest rates on long-term debt under its Credit Facilities. The Company does not engage in activities using complex or highly leveraged instruments.

        At December 31, 2002, the Company had outstanding long-term debt of approximately $148.1 million, which has floating rate terms. The Company had outstanding an interest rate swap, converting $31.3 million of its floating rate debt to fixed rate debt. The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.2 million on an annual basis. Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

ITEM 4. CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures:

        Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

  (b)
  Changes in internal controls:

        Since the date of evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

  (c)
  Asset-Backed issuers:

        Not applicable.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES
2.1	Third Amended and Restated Stockholders Agreement, dated as of October 10, 2002, among InSight Health Services Holdings Corp., the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), filed herewith.
  (b)
  Reports on Form 8-K

        No current reports on Form 8-K were filed with the SEC by the Company for the quarter ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.
/s/ STEVEN T. PLOCHOCKI Steven T. Plochocki President and Chief Executive Officer
/s/ THOMAS V. CROAL Thomas V. Croal Executive Vice President and Chief Financial Officer
February 14, 2003

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ THOMAS V. CROAL Thomas V. Croal Executive Vice President and Chief Financial Officer

QuickLinks

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES INDEX
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
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited) DECEMBER 31, 2002 (Amounts in thousands) (Company)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited) JUNE 30, 2002 (Amounts in thousands) (Company)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 (Amounts in thousands) (Company)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2001 (Amounts in thousands) (Company)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001 (Amounts in thousands) (Predecessor)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited) FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 (Amounts in thousands) (Company)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited) FOR THE PERIOD FROM OCTOBER 1, 2001 THROUGH OCTOBER 17, 2001 (Amounts in thousands) (Predecessor)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 (Amounts in thousands) (Company)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 (Amounts in thousands) (Company)
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited) FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001 (Amounts in thousands) (Predecessor)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES