Form 10-Q
period 2003-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2003-05-15
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-75984

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

Delaware	04-3570028
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26250 Enterprise Court, Suite 100, Lake Forest, CA 92630
(Address of principal executive offices) (Zip code)

(949) 282-6000
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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  5,468,764 shares of Common Stock as of May 9, 2003.

The number of pages in this Form 10-Q is 43.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2003 and June 30, 2002 (unaudited)

Condensed Consolidated Statements of Operations for the nine months ended March 31, 2003 and 2002 and the period from July 1, 2001 through October 17, 2001 (unaudited)

Condensed Consolidated Statements of Income for the three months ended March 31 2003 and 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002 and the period from July 1, 2001 through October 17, 2001 (unaudited)

Notes to Condensed Consolidated Financial Statements

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 13 to the Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Company
	March 31, 2003	June 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,745	$17,783
Trade accounts receivables, net	40,805	43,859
Other current assets	6,581	8,056
Total current assets	68,131	69,698
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $55,368 and $22,181, respectively	203,220	172,056

INVESTMENTS IN PARTNERSHIPS	2,717	1,886
OTHER ASSETS	20,531	21,117
OTHER INTANGIBLE ASSETS, net	34,019	36,270
GOODWILL, net	198,374	198,374
	$526,992	$499,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$1,500	$1,500
Current portion of capital lease obligations	5,703	1,775
Accounts payable and other accrued expenses	34,135	30,516
Total current liabilities	41,338	33,791

LONG-TERM LIABILITIES:
Notes payable, less current portion	371,250	372,375
Capital lease obligations, less current portion	19,550	2,514
Other long-term liabilities	4,101	3,345
Total long-term liabilities	394,901	378,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,764 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	5	5
Additional paid-in capital	87,586	87,586
Accumulated other comprehensive loss	(504)	(224)
Retained earnings	3,666	9
Total stockholders’ equity	90,753	87,376
	$526,992	$499,401

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Company		Predecessor
	Nine Months Ended March 31,		Period from July 1 to October 17, 2001
	2003	2002
REVENUES	$173,055	$98,637	$63,678

COSTS OF OPERATIONS:
Costs of services	90,417	52,468	32,197
Provision for doubtful accounts	3,059	1,679	1,110
Equipment leases	770	3,374	2,557
Depreciation and amortization	36,292	16,857	9,823
Total costs of operations	130,538	74,378	45,687

Gross profit	42,517	24,259	17,991

CORPORATE OPERATING EXPENSES	9,699	4,856	3,184

Income from company operations	32,818	19,403	14,807

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,214	264	382

ACQUISITION RELATED COMPENSATION CHARGE	—	—	(15,616)

Operating income (loss)	34,032	19,667	(427)

INTEREST EXPENSE, net	27,937	23,719	6,321

Income (loss) before income taxes	6,095	(4,052)	(6,748)

PROVISION (BENEFIT) FOR INCOME TAXES	2,438	—	(2,100)

Net income (loss)	$3,657	$(4,052)	$(4,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands)

	Company
	Three Months Ended March 31,
	2003	2002

REVENUES	$56,134	$55,526

COSTS OF OPERATIONS:
Costs of services	30,397	29,319
Provision for doubtful accounts	989	949
Equipment leases	226	1,873
Depreciation and amortization	12,014	9,034
Total costs of operations	43,626	41,175

Gross profit	12,508	14,351

CORPORATE OPERATING EXPENSES	3,378	2,727

Income from company operations	9,130	11,624

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	499	154

Operating income	9,629	11,778

INTEREST EXPENSE, net	9,201	8,651

Income before income taxes	428	3,127

PROVISION FOR INCOME TAXES	171	—

Net income	$257	$3,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Company		Predecessor
	Nine Months Ended March 31,		Period from July 1 to October 17, 2001
	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$3,657	$(4,052)	$(4,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	—	7,378	—
Depreciation and amortization	36,292	16,857	9,823
Acquisition related compensation charge	—	—	15,616
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	3,054	1,618	(2,378)
Other current assets	1,475	(2,075)	(3,616)
Accounts payable and other accrued expenses	3,339	6,613	23
Net cash provided by operating activities	47,817	26,339	14,820

INVESTING ACTIVITIES:
Purchase of InSight common stock	—	(187,722)	—
Cash acquired in the Acquisition	—	8,429	—
Additions to property and equipment	(39,556)	(17,766)	(20,852)
Other	(439)	847	(740)
Net cash used in investing activities	(39,995)	(196,212)	(21,592)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	—	—	145
Proceeds from sale of common stock, net of equity issuance costs	—	85,763	—
Issuance of common stock	—	133	—
Payment of deferred loan fees	—	(29,499)	—
Principal payments of notes payable and capital lease obligations	(5,616)	(430,825)	(8,579)
Proceeds from issuance of debt	—	575,000	—
Other	756	(13)	381
Net cash provided by (used in) financing activities	(4,860)	200,559	(8,053)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,962	30,686	(14,825)

Cash, beginning of period	17,783	—	23,254
Cash, end of period	$20,745	$30,686	$8,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$21,337	$4,605	$6,799
Income taxes paid (received)	(353)	84	943
Equipment additions under capital leases	25,455	—	—

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

2.  BASIS OF PREPARATION

The accompanying condensed consolidated balance sheets as of March 31, 2003 and June 30, 2002, the condensed consolidated statements of operations for the nine and three months ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002 reflect the consolidated financial position, results of operations and cash flows of the Company and also include the consolidated financial position, results of operations and cash flows of InSight from the date of the Acquisition and include all material adjustments required under purchase accounting.  InSight is considered the predecessor to the Company in accordance with Regulation S-X.  As such, the historical financial statements of InSight prior to the Acquisition are included in the accompanying condensed consolidated financial statements, including the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the period from July 1, 2001 to October 17, 2001 (collectively Predecessor financial statements).  The Predecessor financial statements have not been adjusted to reflect the Acquisition of InSight by the Company.  As such, the condensed consolidated financial statements of the Company after the Acquisition are not directly comparable to the Predecessor financial statements prior to the Acquisition.

3.  NATURE OF BUSINESS

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 29 states throughout the United States.  The Company has two reportable segments:  the Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 87 mobile magnetic resonance imaging (MRI) facilities, 10 mobile positron emission tomography (PET) facilities, three mobile lithotripsy facilities (collectively, Mobile Facilities), 46 fixed-site MRI facilities (Fixed Facilities), 29 multi-modality fixed-site imaging centers (Centers), one Leksell Stereotactic Gamma Knife fixed-site treatment center, and one radiation oncology fixed-site center.  Subsequent to March 31, 2003, the Company completed the acquisition of seven Fixed Facilities, four Centers and two fixed-site PET facilities (see Note 12).  An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Texas, New England, the Carolinas, Florida and the Midwest (Indiana and Ohio).

At its Centers, the Company typically offers other services in addition to MRI including computed tomography (CT), diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

4.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company and Predecessor included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company’s Annual Report on Form 10-K for the period ended June 30, 2002 filed with the Securities and Exchange Commission (SEC) on September 26, 2002.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.  The results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

5.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries.  The Company’s investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting when the Company’s ownership is 50 percent or less.  The Company’s investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises significant control over the operations and is primarily responsible for the associated long-term debt.  Total assets and revenues as of and for the nine months ended March 31, 2003 for the Company’s 50 percent controlled entity, which is consolidated, were approximately $2.8 million and $4.9 million, respectively.

6.  NOTES PAYABLE

The Company, through InSight, has credit facilities (Credit Facilities) with a bank and a syndication of other lenders consisting of (i) a $150 million term loan B, (ii) a $75 million delayed-draw term loan facility, the availability of which expires on October 17, 2003, (iii) a $50 million revolving credit facility, and (iv) a $50 million second delayed-draw term loan facility, the availability of which expires on January 31, 2005.  As of March 31, 2003, the Company had commitments of $32 million under the second delayed-draw term loan facility.  The entire $150 million term loan B was used to consummate the Acquisition.  Borrowings under the Credit Facilities bear interest at rates ranging from LIBOR plus 3.5% to 3.75%. The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under the delayed-draw facilities and the revolving credit facility.  As of March 31, 2003, there were no borrowings under any facility.

Subsequent to March 31, 2003, the Company borrowed $50 million under the $75 million delayed-draw term loan facility to complete the acquisition of 13 diagnostic imaging centers located in Southern California (Note 12).

The Company also has outstanding $225 million in unsecured senior subordinated notes (Notes).  The Notes bear interest at 9 7/8%, with principal due in November 2011.

The credit agreement related to the Credit Facilities and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of March 31, 2003, the Company was in compliance with these covenants.

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

Subsequent to the Acquisition, the Company re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the Credit Facilities.  At March 31, 2003, the notional amount of this swap was $27.5 million with a fair value loss of approximately $1.1 million.  The fair value of the swap at the time of the Acquisition  was approximately $1.8 million and represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $0.6 million of hedge ineffectiveness was recognized as a reduction to interest expense for the nine months ended March 31, 2003.

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

9.  CAPITAL STOCK

The Company accounts for the options issued to employees in accordance with Accounting Principles Board Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS 123 requires that the Company present pro forma disclosures of net income as if the Company had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.  On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”, which amends SFAS 123 and requires more prominent and frequent disclosures about the effects of stock based compensation.  If compensation expense had been recognized, the Company's net income (loss) would have reflected the following pro forma amounts (amounts in thousands):

		Nine Months Ended March 31,		Three Months Ended March 31
		2003	2002	2003	2002
		(unaudited)
Net income (loss):	As reported	$3,657	$(4,052)	$257	$3,127
	Pro forma	3,303	(4,868)	139	2,856

10.  SEGMENT INFORMATION

The Company has two reportable segments:  the Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided.  The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues.  The Company does not allocate corporate and billing related costs, depreciation related to the Company’s billing system and amortization related to other intangible assets to the two segments.  The Company also does not allocate income taxes to the two segments.  The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment.

The following tables summarize the operating results by segment (amounts in thousands)(unaudited):

Company	Mobile	Fixed-Site	Other	Consolidated
Nine months ended March 31, 2003:
Revenues	$73,913	$99,142	$—	$173,055
Depreciation and amortization	18,132	12,424	5,736	36,292
Total costs of operations	49,950	70,715	9,873	130,538
Equity in earnings of unconsolidated partnerships	84	1,130	—	1,214
Operating income (loss)	24,047	29,557	(19,572)	34,032
Interest expense, net	8,507	6,240	13,190	27,937
Income (loss) before income taxes	15,540	23,317	(32,762)	6,095

	Mobile	Fixed-Site	Other	Consolidated
Nine months ended March 31, 2002:
Revenues	$41,744	$56,863	$30	$98,637
Depreciation and amortization	7,326	7,027	2,504	16,857
Total costs of operations	29,431	40,511	4,436	74,378
Equity in earnings (loss) of unconsolidated partnerships	(88)	352	—	264
Operating income (loss)	12,225	16,704	(9,262)	19,667
Interest expense, net	3,991	4,106	15,622	23,719
Income (loss) before income taxes	8,234	12,598	(24,884)	(4,052)

	Mobile	Fixed-Site	Other	Consolidated
Three months ended March 31, 2003:
Revenues	$23,523	$32,611	$—	$56,134
Depreciation and amortization	6,054	4,203	1,757	12,014
Total costs of operations	17,048	23,474	3,104	43,626
Equity in earnings of unconsolidated partnerships	—	499	—	499
Operating income (loss)	6,475	9,636	(6,482)	9,629
Interest expense, net	2,723	1,981	4,497	9,201
Income (loss) before income taxes	3,752	7,655	(10,979)	428

	Mobile	Fixed-Site	Other	Consolidated
Three months ended March 31, 2002:
Revenues	$23,088	$32,438	$—	$55,526
Depreciation and amortization	3,873	3,693	1,468	9,034
Total costs of operations	16,332	22,503	2,440	41,275
Equity in earnings (loss) of unconsolidated partnerships	(65)	219	—	154
Operating income (loss)	6,691	10,254	(5,167)	11,778
Interest expense, net	2,123	2,261	4,267	8,651
Income (loss) before income taxes	4,568	7,993	(9,434)	3,127

Predecessor	Mobile	Fixed-Site	Other	Consolidated
Period from July 1, 2001 through October 17, 2001
Revenues	$26,333	$37,313	$32	$63,678
Depreciation and amortization	4,621	4,187	1,015	9,823
Total costs of operations	17,828	25,600	2,259	45,687
Equity in earnings of unconsolidated partnerships	41	341	—	382
Acquisition related compensation charge	—	—	(15,616)	(15,616)
Operating income (loss)	8,546	12,054	(21,027)	(427)
Interest expense, net	2,543	2,538	1,240	6,321
Income (loss) before income taxes	6,003	9,516	(22,267)	(6,748)

11.  NEW PRONOUNCEMENTS

In July 2001, the Company and InSight adopted SFAS No. 141, “Business Combinations”.  SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.  In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition.  The Company has made an allocation of values to these identifiable intangible assets based on a third-party valuation.

In July 2001, the Company and InSight adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  Impairment results when the fair value of the Company’s reporting segments, including goodwill, is less than its carrying value.  The Company completed a review of impairment for goodwill and other intangible assets, indicating no impairment as of January 1, 2003.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on July 1, 2002, which did not have an impact on the Company’s financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The Company adopted SFAS 144 on July 1, 2002, which did not have an impact on the Company’s financial condition and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections.” SFAS 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements.  The Company adopted SFAS 145 on July 1, 2002.  As a result, the net extraordinary loss from the extinguishment of debt of approximately $7.4 million will no longer be considered extraordinary, and has been classified as interest expense for the nine months ended March 31, 2002.  Other than the reclassification of the debt extinguishment, the adoption of SFAS 145 did not have an impact on the Company’s financial condition and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company does not expect the adoption of SFAS 146 to have an impact on its financial condition and results of operations.

12.  SUBSEQUENT EVENT

In April 2003, the Company acquired 13 diagnostic imaging centers located in Southern California.  The acquisition consists of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $47 million, which includes approximately $39 million paid to the seller and the assumption of debt and transaction costs of approximately $8 million, and is subject to certain post-closing adjustments.  The Company borrowed $50 million under its $75 million delayed-draw term loan facility to fund the purchase price and future capital expenditures.

13.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2003

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,401	$3,344	$—	$20,745
Trade accounts receivables, net	—	—	32,066	8,739	—	40,805
Other current assets	—	—	6,274	307	—	6,581
Intercompany accounts receivable	87,087	372,750	20,794	—	(480,631)	—
Total current assets	87,087	372,750	76,535	12,390	(480,631)	68,131
Property and equipment, net	—	—	181,178	22,042	—	203,220
Investments in partnerships	—	—	2,717	—	—	2,717
Investments in consolidated subsidiaries	3,666	3,666	10,703	—	(18,035)	—
Other assets	—	—	20,531	—	—	20,531
Goodwill and other intangible assets, net	—	—	227,699	4,694	—	232,393
	$90,753	$376,416	$519,363	$39,126	$(498,666)	$526,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$1,500	$5,237	$466	$—	$7,203
Accounts payable and other accrued expenses	—	—	32,988	1,147	—	34,135
Intercompany accounts payable	—	—	459,837	20,794	(480,631)	—
Total current liabilities	—	1,500	498,062	22,407	(480,631)	41,338
Notes payable and capital lease obligations, less current portion	—	371,250	17,482	2,068	—	390,800
Other long-term liabilities	—	—	153	3,948	—	4,101
Stockholders’ equity	90,753	3,666	3,666	10,703	(18,035)	90,753
	$90,753	$376,416	$519,363	$39,126	$(498,666)	$526,992

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$14,451	$3,332	$—	$17,783
Trade accounts receivables, net	—	—	35,190	8,669	—	43,859
Other current assets	—	—	7,828	228	—	8,056
Intercompany accounts receivable	87,367	373,875	23,540	—	(484,782)	—
Total current assets	87,367	373,875	81,009	12,229	(484,782)	69,698
Property and equipment, net	—	—	150,857	21,199	—	172,056
Investments in partnerships	—	—	1,886	—	—	1,886
Investments in consolidated subsidiaries	9	9	9,156	—	(9,174)	—
Other assets	—	—	21,117	—	—	21,117
Goodwill and other intangible assets, net	—	—	229,886	4,758	—	234,644
	$87,376	$373,884	$493,911	$38,186	$(493,956)	$499,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$1,500	$1,509	$266	$—	$3,275
Accounts payable and other accrued expenses	—	—	29,408	1,108	—	30,516
Intercompany accounts payable	—	—	461,243	23,539	(484,782)	—
Total current liabilities	—	1,500	492,160	24,913	(484,782)	33,791
Notes payable and capital lease obligations, less current portion	—	372,375	1,506	1,008	—	374,889
Other long-term liabilities	—	—	236	3,109	—	3,345
Stockholders’ equity	87,376	9	9	9,156	(9,174)	87,376
	$87,376	$373,884	$493,911	$38,186	$(493,956)	$499,401

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2003

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$140,601	$32,454	$—	$173,055
Costs of operations	—	—	102,997	27,541	—	130,538
Gross profit	—	—	37,604	4,913	—	42,517

Corporate operating expenses	—	—	9,699	—	—	9,699
Income from company operations	—	—	27,905	4,913	—	32,818

Equity in earnings of unconsolidated partnerships	—	—	1,214	—	—	1,214
Operating income	—	—	29,119	4,913	—	34,032

Interest expense, net	—	—	26,462	1,475	—	27,937
Income before income taxes	—	—	2,657	3,438	—	6,095

Provision for income taxes	—	—	2,438	—	—	2,438
Income before equity in income of consolidated subsidiaries	—	—	219	3,438	—	3,657

Equity in income of consolidated subsidiaries	3,657	3,657	3,438	—	(10,752)	—
Net income	$3,657	$3,657	$3,657	$3,438	$(10,752)	$3,657

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$82,111	$16,526	$—	$98,637
Costs of operations	—	—	61,054	13,324	—	74,378
Gross profit	—	—	21,057	3,202	—	24,259

Corporate operating expenses	—	—	4,856	—	—	4,856
Income from company operations	—	—	16,201	3,202	—	19,403

Equity in earnings of unconsolidated partnerships	—	—	264	—	—	264
Operating income	—	—	16,465	3,202	—	19,667

Interest expense, net	—	—	22,834	885	—	23,719
Income (loss) before income taxes	—	—	(6,369)	2,317	—	(4,052)

Provision for income taxes	—	—	—	—	—	—
Income (loss) before equity in income of consolidated subsidiaries	—	—	(6,369)	2,317	—	(4,052)

Equity in income (loss) of consolidated subsidiaries	(4,052)	(4,052)	2,317	—	5,787	—
Net income (loss)	$(4,052)	$(4,052)	$(4,052)	$2,317	$5,787	$(4,052)

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$45,393	$10,741	$—	$56,134
Costs of operations	—	—	34,406	9,220	—	43,626
Gross profit	—	—	10,987	1,521	—	12,508

Corporate operating expenses	—	—	3,378	—	—	3,378
Income from company operations	—	—	7,609	1,521	—	9,130

Equity in earnings of unconsolidated partnerships	—	—	499	—	—	499
Operating income	—	—	8,108	1,521	—	9,629

Interest expense, net	—	—	8,742	459	—	9,201
Income (loss) before income taxes	—	—	(634)	1,062	—	428

Provision for income taxes	—	—	171	—	—	171
Income (loss) before equity in income of consolidated subsidiaries	—	—	(805)	1,062	—	257

Equity in income of consolidated subsidiaries	257	257	1,062	—	(1,576)	—
Net income	$257	$257	$257	$1,062	$(1,576)	$257

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$45,138	$10,388	$—	$55,526
Costs of operations	—	—	32,848	8,327	—	41,175
Gross profit	—	—	12,290	2,061	—	14,351

Corporate operating expenses	—	—	2,727	—	—	2,727
Income from company operations	—	—	9,563	2,061	—	11,624

Equity in earnings of unconsolidated partnerships	—	—	154	—	—	154
Operating income	—	—	9,717	2,061	—	11,778

Interest expense, net	—	—	8,113	538	—	8,651
Income before income taxes	—	—	1,604	1,523	—	3,127

Provision for income taxes	—	—	—	—	—	—
Income before equity in income of consolidated subsidiaries	—	—	1,604	1,523	—	3,127

Equity in income of consolidated subsidiaries	3,127	3,127	1,523	—	(7,777)	—
Net income	$3,127	$3,127	$3,127	$1,523	$(7,777)	$3,127

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2003

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$3,657	$3,657	$3,657	$3,438	$(10,752)	$3,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	32,057	4,235	—	36,292
Equity in income of consolidated subsidiaries	(3,657)	(3,657)	(3,438)	—	10,752	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	3,124	(70)	—	3,054
Intercompany receivables, net	—	1,125	3,511	(4,636)	—	—
Other current assets	—	—	1,554	(79)	—	1,475
Accounts payable and other accrued expenses	—	—	3,300	39	—	3,339
Net cash provided by operating activities	—	1,125	43,765	2,927	—	47,817

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(36,111)	(3,445)	—	(39,556)
Other	—	—	(439)	—	—	(439)
Net cash used in investing activities	—	—	(36,550)	(3,445)	—	(39,995)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(1,125)	(4,182)	(309)	—	(5,616)
Other	—	—	(83)	839	—	756
Net cash provided by (used in) financing activities	—	(1,125)	(4,265)	530	—	(4,860)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	2,950	12	—	2,962

Cash, beginning of period	—	—	14,451	3,332	—	17,783
Cash, end of period	$—	$—	$17,401	$3,344	$—	$20,745

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$(4,052)	$(4,052)	$(4,052)	$2,317	$5,787	$(4,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of debt issuance costs	—	—	7,378	—	—	7,378
Depreciation and amortization	—	—	14,802	2,055	—	16,857
Equity in income of consolidated subsidiaries	4,052	4,052	(2,317)	—	(5,787)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,761	(143)	—	1,618
Intercompany receivables, net	101,826	(210,290)	109,877	(1,413)	—	—
Other current assets	—	—	(2,040)	(35)	—	(2,075)
Accounts payable and other accrued expenses	—	—	6,606	7	—	6,613
Net cash provided by (used in) operating activities	101,826	(210,290)	132,015	2,788	—	26,339

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	—	—	—	—	(187,722)
Cash acquired in the Acquisition	—	—	4,773	3,656	—	8,429
Additions to property and equipment	—	—	(14,312)	(3,454)	—	(17,766)
Other	—	—	847	—	—	847
Net cash provided by (used in) investing activities	(187,722)	—	(8,692)	202	—	(196,212)

FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of equity issuance costs	85,763	—	—	—	—	85,763
Issuance of common stock	133	—	—	—	—	133
Payment of deferred loan fees	—	—	(29,499)	—	—	(29,499)
Principal payments of notes payable and capital lease obligations	—	(364,710)	(66,013)	(102)	—	(430,825)
Proceeds from issuance of debt	—	575,000	—	—	—	575,000
Other	—	—	(124)	111	—	(13)
Net cash provided by (used in) financing activities	85,896	210,290	(95,636)	9	—	200,559

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	27,687	2,999	—	30,686

Cash, beginning of period	—	—	—	—	—	—
Cash, end of period	$—	$—	$27,687	$2,999	$—	$30,686

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income (loss)	$(4,648)	$(4,648)	$2,281	$2,367	$(4,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	8,250	1,573	—	9,823
Acquisition related compensation charge	—	15,616	—	—	15,616
Equity in income (loss) of consolidated subsidiaries	4,648	(2,281)	—	(2,367)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	(1,932)	(446)	—	(2,378)
Intercompany receivables, net	5,058	(5,090)	32	—	—
Other current assets	—	(3,515)	(101)	—	(3,616)
Accounts payable and other accrued expenses	—	53	(30)	—	23
Net cash provided by operating activities	5,058	6,453	3,309	—	14,820

INVESTING ACTIVITIES:
Additions to property and equipment	—	(18,609)	(2,243)	—	(20,852)
Other	—	(740)	—	—	(740)
Net cash used in investing activities	—	(19,349)	(2,243)	—	(21,592)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	145	—	—	—	145
Principal payments of notes payable and capital lease obligations	(5,203)	(2,358)	(1,018)	—	(8,579)
Other	—	—	381	—	381
Net cash used in financing activities	(5,058)	(2,358)	(637)	—	(8,053)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(15,254)	429	—	(14,825)

Cash, beginning of period	—	20,027	3,227	—	23,254
Cash, end of period	$—	$4,773	$3,656	$—	$8,429

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

On October 30, 2001, the Company, through InSight, issued new 9 7/8% senior subordinated notes due 2011 (Notes) in the aggregate principal amount of $225 million.  The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which was used for general corporate purposes.  As a result, the Company wrote off debt issuance costs of approximately $7.4 million related to the senior subordinated bridge financing, which are classified within interest expense for the nine months ended March 31, 2002.

BUSINESS DEVELOPMENT

The Company’s objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers.  The strategy is focused on three components.  Firstly, the Company intends to maximize utilization of its existing facilities by:  (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) adding new modalities such as CT, ultrasound and bone densitometry at certain of its existing facilities to realize economies of scale and increase overall procedure volume; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; and (vi) maximizing cost efficiencies through increased purchasing power and by continued reduction of expenses.

Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  In addition, management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, expanded Medicare coverage of PET procedures and favorable reimbursement levels, although effective January 1, 2002, The Centers for Medicare and Medicaid Services (CMS) reduced the Medicare payments for PET services to hospital outpatients, as discussed below.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  Management believes that this will be an area for additional growth because the Company expects hospitals to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.  However, a Special Advisory Bulletin issued by the Office of the Inspector General (OIG) on April 23, 2003 is raising concerns throughout the healthcare industry about the legality of provider joint ventures and other contractual agreements.  The suspect arrangements involve a healthcare provider expanding into a related service line by contracting with an existing provider of that service to serve the providers existing patient population.  In the OIG’s view, the provider contracts out the entire operation of a related line of business to what would otherwise be a competitor.  The OIG asserts that the provider’s share of the profits from the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients and may violate the federal anti-kickback statute.  The Company believes that providers contemplating participation in joint ventures will be carefully reviewing the OIG’s bulletin to ensure compliance.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company’s ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 13 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.  In connection with the Acquisition and related financing transactions discussed below, InSight has a $75 million delayed-draw term loan facility available until October 17, 2003 to pursue acquisition opportunities.  As of May 9, 2003, there was $50 million in borrowings under this facility.  Additionally, the Company has a $50 million second delayed-draw term loan facility available until January 31, 2005 to pursue acquisition opportunities.  To date, the Company has commitments of $32 million under this facility.

In fiscal 2002, InSight opened a radiology co-source outpatient Fixed Facility in Largo, Florida, which was originally financed with an operating lease; and a Fixed Facility in Bangor, Maine, which was financed with internally generated funds.

In fiscal 2003, the Company opened a Fixed Facility in Encinitas, California, which was financed with internally generated funds and a capital lease; a Fixed Facility in Lemont, Illinois, which was financed with internally generated funds; a Fixed Facility in Fremont, California, which was financed with internally generated funds and a Fixed Facility in Brunswick, Maine, which was financed with internally generated funds.  The Company also sold its interest in a PET fixed-site center.

In April 2003, the Company acquired 13 diagnostic imaging centers located in Southern California.  The acquisition consists of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $47 million, which includes approximately $39 million paid to the seller and the assumption of debt and transaction costs of approximately $8 million, and is subject to certain post-closing adjustments.  The Company borrowed $50 million under its $75 million delayed-term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

In connection with the Acquisition, InSight entered into new credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of:  (i) a $150 million term loan B, (ii) a $75 million delayed-draw term loan facility; and (iii) a $50 million revolving credit facility (Credit Facilities).  In January 2003, the Company entered into an amendment to the Credit Facilities to add a $50 million second delayed-draw term loan facility.  The Company has commitments of $32 million under the second delayed-draw term loan facility.  The entire $150 million term loan B was used to consummate the Acquisition.  Borrowings under the Credit Facilities bear interest at rates ranging from LIBOR plus 3.5% to 3.75%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under the delayed-draw facilities and the revolving credit facility.  The Company paid approximately $1.5 million during the nine months ended March 31, 2003 for unused facility fees on unborrowed amounts under the facilities.  As of May 9, 2003, there was $50 million in borrowings under the $75 million delayed-draw term loan facility.  The Company expects to use the remaining $25 million available under the first delayed-draw term loan facility, which is available through October 17, 2003, and the $32 million of availability under the second delayed-draw term loan facility, which is available through January 31, 2005 to fund future acquisitions and capital expenditures.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  There were no borrowings under either the revolving credit facility or the second delayed-draw term loan facility.

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

In addition to the indebtedness under the Credit Facilities, the Company, through InSight, has outstanding $225 million of 9 7/8% senior subordinated notes (Notes).  The Notes mature in November 2011, with interest payable semi-annually and are redeemable at the option of the Company, in whole or in part, on or after November 1, 2006.  At any time prior to November 1, 2004, the Company may redeem up to 35% of the Notes at a specified redemption price if the Company is involved in an initial public offering of its capital stock.  The Notes are unsecured senior obligations of the Company and are subordinated in right of payment to all existing and future indebtedness, as defined in the indenture, of the Company, including borrowings under the Credit Facilities described above.  The indenture governing the Notes among other things:  (i) restricts the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places certain restrictions on the ability of certain subsidiaries, including the guarantors of the Notes, to pay dividends or make certain payments to InSight; and (iii) places restrictions on the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of  InSight.

Net cash provided by operating activities was approximately $47.8 million for the nine months ended March 31, 2003.  Cash provided by operating activities resulted primarily from net income before depreciation and amortization (approximately $39.9 million), a decrease in trade accounts receivables, net (approximately $3.1 million), a decrease in other current assets (approximately $1.5 million) and an increase in accounts payable and other accrued expenses (approximately $3.3 million).

Net cash used in investing activities was approximately $40.0 million for the nine months ended March 31, 2003.  Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $40.0 million).

Net cash used in financing activities was approximately $4.9 million for the nine months ended March 31, 2003, resulting primarily from principal payments of notes payable and capital lease obligations (approximately $5.6 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement or upgrades of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $6.7 million, five diagnostic imaging systems for delivery through August 2003.  The Company expects to use either internally generated funds, its Credit Facilities or leases to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company’s business strategy.

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

The Company’s contractual obligations for long-term debt, capital lease obligations and noncancelable operating leases are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$372,750	$1,500	$3,000	$72,750	$295,500
Capital lease obligations	25,253	5,703	9,927	9,245	378
Operating lease obligations	5,798	1,550	2,449	1,602	197
Total contractual obligations	$403,801	$8,753	$15,376	$83,597	$296,075

In addition, in connection with the implementation of the electronic transaction, security and privacy standards mandated by Health Insurance Portability and Accountability Act (HIPAA), the Company expects to spend approximately $1.5 million (of which approximately $0.4 million had been spent as of March 31, 2003) to make necessary software upgrades to its radiology information system to make the system compliant with the HIPAA privacy standards (which was completed in April 2003) and with the electronic transactions standards by October 2003 and the security standards by February 2005.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through March 31, 2004 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Facilities.  In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above.  The Company’s acquisition strategy may require sources of capital in addition to that currently available to the Company.  No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

The Company’s revenues are primarily generated from contract services and patient services revenues.  Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee for-service arrangements in which revenues are based upon a contractual rate per procedure; (ii) management fees; and (iii) equipment rental in which revenues are generally based upon a fixed monthly rental.  Contract services revenues are primarily earned through Mobile Facilities and are generally paid pursuant to hospital contracts with a life span of up to five years.

Patient services revenues are generally earned from services billed directly to patients or third-party payors (generally managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds), on a fee-for-service basis and are primarily earned through Centers, Fixed Facilities, and certain Mobile Facilities.

The Company’s revenues are also affected by seasonality.  Revenues for the second and third fiscal quarters can be affected by holidays and inclement weather in certain areas of the United States where the Company has Centers, Fixed Facilities and Mobile Facilities, which can result in fewer patient procedures during the period.  Due to the fixed nature of certain of the Company’s costs, lower procedure volume directly impacts the Company’s operating income.

Set forth below are the results for the nine and three months ended March 31, 2003 and 2002.  The results of operations of the Company for the nine months ended March 31, 2002 have been derived by combining the results of operations of the Company for the nine months ended March 31, 2002 with the results of operations of InSight from July 1, 2001 to October 17, 2001, the date of the Acquisition.  The Company has no operations other than its investment in InSight.  The results of operations of InSight prior to the Acquisition incorporated in this discussion are the historical results of InSight, the predecessor to the Company.  InSight’s results do not reflect any purchase accounting adjustments included in the results of the Company after the Acquisition, and thus are not directly comparable.  Because of the effects of purchase accounting applied as a result of the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of the Company are not comparable in all respects to the results of operations of Insight prior to the Acquisition.  However, the Company’s management believes a discussion of the operations by combining the results of the Company and InSight is more meaningful as the Company’s operating revenues and expenses have not been affected by the

Acquisition and splitting up the results between pre- and post-Acquisition periods would make comparisons of the operating trends to the prior year very different.  These combined results of operations have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been (amounts in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2003	2002	2003	2002
	(unaudited)
Revenues	$173,055	$162,315	$56,134	$55,526
Costs of operations	130,538	120,065	43,626	41,175
Gross profit	42,517	42,250	12,508	14,351
Corporate operating expenses	9,699	8,040	3,378	2,727
Income from company operations	32,818	34,210	9,130	11,624
Equity in earnings of unconsolidated partnerships	1,214	646	499	154
Acquisition related compensation charge	—	(15,616)	—	—
Operating income	34,032	19,240	9,629	11,778
Interest expense	27,937	30,040	9,201	8,651
Income (loss) before income taxes	6,095	(10,800)	428	3,127
Provision (benefit) for income taxes	2,438	(2,100)	171	—
Net income (loss)	$3,657	$(8,700)	$257	$3,127

The Company has two reportable segments:  the Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided.  The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues.  The Company does not allocate corporate and billing related costs, depreciation related to the Company's billing system and amortization related to other intangible assets to the two segments.  The Company also does not allocate income taxes to the two segments.  The Company manages cash flows and assets on a consolidated basis, and not by segment, and does not allocate or report assets and capital expenditures by segment.

NINE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES:  Revenues increased approximately 6.7% from approximately $162.3 million for the nine months ended March 31, 2002, to approximately $173.1 million for the nine months ended March 31, 2003.  This increase was due primarily to an increase in revenues at the Mobile Division (approximately $5.8 million) and an increase in revenues at the Fixed-Site Division (approximately $5.0 million).  Revenues for the Mobile Division and the Fixed-Site Division represented approximately 42% and 58%, respectively, of total revenues for the nine months ended March 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.

Revenues at the Mobile Division increased approximately 8.5% from approximately $68.1 million for the nine months ended March 31, 2002, to approximately $73.9 million for the nine months ended March 31, 2003.  The increase was due to higher utilization at the Company’s Mobile Facilities and an increase in the number of MRI and PET Mobile Facilities in operation during the nine months ended March 31, 2003 (approximately eight Mobile Facilities).

Revenues at the Fixed-Site Division increased approximately 5.3% from approximately $94.1 million for the nine months ended March 31, 2002, to approximately $99.1 million for the nine months ended March 31, 2003.  The increase was due primarily to revenues at the opened Fixed Facilities and to higher utilization (approximately 3.7%), partially offset by a nominal decrease in reimbursement from third-party payors (approximately 1.6%).

Approximately 49% of the Company’s total revenues for the nine months ended March 31, 2003 were generated from contract services revenues.  Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 86% and 14%, respectively, of contract services revenues for the nine months ended March 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.  Each year approximately one-third of the contract services agreements are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past, where agreements have not been renewed, the Company has been able to obtain replacement contracts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts’ revenues have generally increased over the term of the agreement.  The non–renewal of a single customer agreement would not have a material adverse impact on the Company’s contract services revenues; however, non-renewal of several contracts could have a material adverse impact on contract services revenues.

In addition, recent legislation proposed in Florida may require Mobile Facilities operating in Florida to be accredited by one of three national accreditation organizations and subject to certain quarterly reports as to the location of the Mobile Facilities.  The Company believes that these additional regulatory requirements will not have a material impact on contract services revenues.

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

As a result of the implementation of the new OPPS, the Company believes that its hospital customers may seek reductions in contractual rates to the extent the hospital believes it will pay more to the Company than it will receive from Medicare and other third-party payors.  To date, no material reductions have been sought.  The reduction of contractual rates for a single customer or loss of a single customer to a competitor prepared to reduce contractual rates would not have a material adverse impact on the Company’s contract services revenues; however, the reduction in contractual rates for several customers or loss of several contracts could have a material adverse impact on the Company’s business, financial condition and results of operations.

On the other hand, the Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services, especially for MRI and CT services, may cause hospitals to consider restructuring their diagnostic outpatient imaging services as freestanding centers which are unaffected by the new OPPS.  Subject to the OIG's Special Advisory Bulletin discussed above, this may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals.  Given the infancy and complexity of the new OPPS, it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the transitional payments that may be available under the BBA) and to what extent they will attempt to renegotiate existing contractual arrangements.

Approximately 51% of the Company’s total revenues for the nine months ended March 31, 2003 were generated from patient services revenues. Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 2% and 98%, respectively, of patient services revenues for the nine months ended March 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.

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

COSTS OF OPERATIONS:  Costs of operations increased approximately 8.7% from approximately $120.1 million for the nine months ended March 31, 2002, to approximately $130.5 million for the nine months ended March 31, 2003.  This increase was due primarily to higher salaries and benefits, depreciation, amortization, occupancy and supply costs, partially offset by reduced equipment lease, equipment maintenance costs and a reduction in minority interest costs due to lower earnings at the Company’s consolidated partnerships.  The increase in depreciation and the reduction of equipment lease costs are due primarily to the buyout of operating leases and the conversion of operating leases to capital leases discussed above and to the Company’s capital expenditures in fiscal 2003.  The increase in amortization expense results primarily from amortization of other intangible assets resulting from the Acquisition.

Costs of operations at the Mobile Division increased approximately 5.7% from approximately $47.3 million for the nine months ended March 31, 2002, to approximately $50.0 million for the nine months ended March 31, 2003.  The increase was due primarily to equipment costs related to the additional Mobile Facilities discussed above and higher salaries and benefits.

Costs of operations at the Fixed-Site Division increased approximately 7.0% from approximately $66.1 million for the nine months ended March 31, 2002, to approximately $70.7 million for the nine months ended March 31, 2003.  The increase was due primarily to higher salaries and benefits, partially offset by reduced equipment maintenance costs.

Costs of operations, as a percentage of total revenues, increased to approximately 75.4% for the nine months ended March 31, 2003, from approximately 74.0% for the nine months ended March 31, 2002.  The percentage increase is primarily due to depreciation and amortization expense, partially offset by reduced equipment lease costs.  The Company is continuing its efforts to improve operating efficiencies through cost reduction initiatives.  The cost reduction initiatives are focused primarily on costs for diagnostic imaging equipment, including lease, depreciation and maintenance, occupancy, marketing and salaries and benefits.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 21.3% from approximately $8.0 million for the nine months ended March 31, 2002, to approximately $9.7 million for the nine months ended March 31, 2003. The increase was due primarily to higher salaries and benefits and consulting costs associated with the Company’s acquisition and development activities and additional information systems costs to make the Company’s systems HIPAA compliant.  Corporate operating expenses, as a percentage of total revenues, increased from approximately 5.0% for the nine months ended March 31, 2002, to approximately 5.6% for the nine months ended March 31, 2003.

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

INTEREST EXPENSE, NET:  Interest expense, net decreased approximately 7.0% from approximately $30.0 million for the nine months ended March 31, 2002, to approximately $27.9 million for the nine months ended March 31, 2003.  This decrease was due primarily to: (i) the elimination of the write-off of debt issuance costs as a result of the refinancing of the senior subordinated bridge financing in the nine months ended March 31, 2002 discussed above (approximately $7.4 million), (ii) a reduction in the Company’s effective interest rate on its variable rate debt, and (iii) principal payments on the Credit Facilities, partially offset by (i) additional debt related to the conversion of operating leases to capital leases discussed above, and (ii) the unused facility fee payments discussed above.

PROVISION FOR INCOME TAXES:  Provision for income taxes increased from a benefit of approximately $2.1 million for the nine months ended March 31, 2002, to a provision of approximately $2.4 million for the nine months ended March 31, 2003.  For the nine months ended March 31, 2003, the provision is due to the Company recording a tax provision at the statutory rate of 40%.  For the nine months ended March 31, 2002, the benefit was due to InSight recording a benefit to recognize anticipated utilization of certain operating loss carrybacks.  At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year.  In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company’s net operating loss carryforwards.  This review may result in an increase or decrease in the effective tax rate during the fiscal year.  The Company expects its effective tax rate will be approximately 40% in the future.

EBITDA:  Earnings before interest, taxes, depreciation and amortization including the acquisition related compensation charge (EBITDA) increased approximately 14.3% from approximately $61.5 million for the nine months ended March 31, 2002, to approximately $70.3 million for the nine months ended March 31, 2003.  This increase was primarily due to:  (i) increased revenues and (ii) the buyout of operating leases and the conversion of operating leases to capital leases discussed above.  EBITDA for the Fixed-Site Division increased approximately 5.0% from approximately $40.0 million for the nine months ended March 31, 2002, to approximately $42.0 million for the nine months ended March 31, 2003.  EBITDA for the Mobile Division increased approximately 29.1% from approximately $32.7 million for the nine months ended March 31, 2002, to approximately $42.2 million for the nine months ended March 31, 2003.  EBITDA has been included because management believes that it is a useful tool for investors and management to measure the Company’s ability to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  While EBITDA is used as a measure of operations and the ability to meet debt services requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The calculation of EBITDA is as follows (in thousands):

	Nine Months Ended March 31,
	2003	2002
	(unaudited)
Net income (loss)	$3,657	$(8,700)
Provision (benefit) for income taxes	2,438	(2,100)
Interest expense	27,937	30,040
Acquisition related compensation charge	—	15,616
Depreciation and amortization	36,292	26,680
EBITDA	$70,324	$61,536

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES:  Revenues increased approximately 1.1% from approximately $55.5 million for the three months ended March 31, 2002, to approximately $56.1 million for the three months ended March 31, 2003.  This increase was due primarily to an increase in revenues at the Mobile Division (approximately $0.4 million) and an increase in revenues at the Fixed-Site Division (approximately $0.2 million).  Revenues for the Mobile Division and the Fixed-Site Division represented approximately 43% and 57%, respectively, of total revenues for the three months ended March 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.

Revenues at the Mobile Division increased approximately 1.7% from approximately $23.1 million for the three months ended March 31, 2002, to approximately $23.5 million for the three months ended March 31, 2003.  The increase was primarily due to an increase in the number of Mobile Facilities in operation during the three months ended March 31, 2003 (approximately eight Mobile Facilities), partially offset by lower utilization at the Company’s Mobile Facilities, which were affected by an extended period of inclement weather in the Eastern United States (New England, the Midwest and the Carolinas).

Revenues at the Fixed-Site Division increased approximately 0.6% from approximately $32.4 million for the three months ended March 31, 2002, to approximately $32.6 million for the three months ended March 31, 2003.  The increase was due primarily to revenues at the opened Fixed Facilities and to higher utilization (approximately 0.2%), partially offset by a nominal decrease in reimbursement from third-party payors.

COSTS OF OPERATIONS:  Costs of operations increased approximately 5.8% from approximately $41.2 million for the three months ended March 31, 2002, to approximately $43.6 million for the three months ended March 31, 2003.  This increase was due primarily to higher salaries and benefits, depreciation, insurance and occupancy costs, partially offset by reduced equipment lease and equipment maintenance costs.  The increase in depreciation and the reduction of equipment lease costs are due primarily to the buyout of operating leases and the conversion of operating leases to capital leases discussed above.

Costs of operations at the Mobile Division increased approximately 4.3% from approximately $16.3 million for the three months ended March 31, 2002, to approximately $17.0 million for the three months ended March 31, 2003.  The increase was due primarily to equipment costs related to the additional Mobile Facilities discussed above and higher salaries and benefits.

Costs of operations at the Fixed-Site Division increased approximately 4.9% from approximately $22.4 million for the three months ended March 31, 2002, to approximately $23.5 million for the three months ended March 31, 2003.  The increase was due primarily to higher salaries and benefits, partially offset by reduced equipment maintenance costs.

Costs of operations, as a percentage of total revenues, increased to approximately 77.7% for the three months ended March 31, 2003, from approximately 74.2% for the three months ended March 31, 2002.  The percentage increase is primarily due to depreciation expense and higher salaries and benefits, partially offset by equipment lease costs.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 25.9% from approximately $2.7 million for the three months ended March 31, 2002, to approximately $3.4 million for the three months ended March 31, 2003. The increase was due primarily to higher salaries and benefits and consulting costs associated with the Company’s acquisition and development activities and additional information systems costs to make the Company’s systems HIPAA compliant.  Corporate operating expenses, as a percentage of total revenues, increased from approximately 4.9% for the three months ended March 31, 2002, to approximately 6.0% for the three months ended March 31, 2003.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 5.7% from approximately $8.7 million for the three months ended March 31, 2002, to approximately $9.2 million for the three months ended March 31, 2003.  This increase was due primarily to: (i) additional debt related to the conversion of operating leases discussed above and (ii) the unused facility fee payments discussed above, partially offset by (i) reduction in the Company’s effective interest rate on its variable rate debt, and (ii) principal payments on the Credit Facilities.

PROVISION FOR INCOME TAXES:  The Company recorded a provision of approximately $0.2 million for the three months ended March 31, 2003.  The provision is due to the Company recording a tax provision at the statutory rate of 40%.  For the three months ended March 31, 2002, the Company did not record a tax provision due to anticipated utilization of certain operating loss carrybacks.

EBITDA:  Earnings before interest, taxes, depreciation and amortization (EBITDA) increased approximately 3.8% from approximately $20.8 million for the three months ended March 31, 2002, to approximately $21.6 million for the three months ended March 31, 2003.  This increase was primarily due to:  (i) increased revenues and (ii) the buyout of operating leases and the conversion of operating leases to capital leases discussed above.  EBITDA for the Fixed-Site Division decreased approximately 0.7% from approximately $13.9 million for the three months ended March 31, 2002, to approximately $13.8 million for the three months ended March 31, 2003.  EBITDA for the Mobile Division increased approximately 17.9% from approximately $10.6 million for the three months ended March 31, 2002, to approximately $12.5 million for the three months ended March 31, 2003.  The calculation of EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Net income (loss)	$257	$3,127
Provision (benefit) for income taxes	171	—
Interest expense	9,201	8,651
Depreciation and amortization	12,014	9,034
EBITDA	$21,643	$20,812

NEW PRONOUNCEMENTS

In July 2001, the Company and InSight adopted SFAS No. 141, “Business Combinations”.  SFAS 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill.  In accordance with SFAS 141, the Company engaged a valuation specialist to assist the Company in identifying acquired intangible assets, their respective fair values and amortization periods related to the Acquisition.  The Company has made an allocation of values to these identifiable intangible assets based on a third-party valuation.

In July 2001, the Company and InSight adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  Impairment results when the fair value of the Company’s reporting segments, including goodwill, is less than its carrying value.  The Company completed a review of impairment for goodwill and other intangible assets, indicating no impairment as of January 1, 2003.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company adopted SFAS 143 on July 1, 2002, which did not have an impact on the Company’s financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion).  The Company adopted SFAS 144 on July 1, 2002, which did not have an impact on the Company’s financial condition and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections.” SFAS 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements.  The Company adopted SFAS 145 on July 1, 2002.  As a result, the net extraordinary loss from the extinguishment of debt of approximately $7.4 million will no longer be considered extraordinary, and has been classified as interest expense for the nine months ended March 31, 2002.  Other than the reclassification of the debt extinguishment, the adoption of SFAS 145 did not have an impact on the Company’s financial condition and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 is effective for exit or disposal activities initiated after March 31, 2003.  The Company does not expect the adoption of SFAS 146 to have an impact on its financial condition and results of operations.

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

TRADE ACCOUNTS RECEIVABLES:  The Company reviews its trade accounts receivables and its estimates of the allowance for doubtful accounts and contractual adjustments each period.  The amount of the allowance includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the unaudited condensed consolidated financial statements at March 31, 2003.

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

Upon expiration of the Company’s customer contracts, it is subject to the risk that customers will cease using its imaging services and purchase or lease their own imaging systems or use the Company’s competitors’ imaging systems.  Approximately one-third of the Company’s MRI contracts will expire in the fiscal year ending June 30, 2003.  If these contracts are not renewed or are renewed at lower prices, the Company could experience a significant negative impact on its business.  The Company’s mobile contract renewal rate for the fiscal year ended June 30, 2002 was approximately 85%.  It is not always possible to immediately obtain replacement customers, and historically many replacement customers have been smaller facilities which have a lower number of procedures than lost customers.  Although the non-renewal of a single customer contract would not have a material impact on the Company’s contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

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

The development of new scanning technology or new diagnostic applications for existing technology may require the Company to adapt its existing technology or acquire new or technologically improved systems in order to successfully compete.  In the future, however, it may not have the financial resources to do so, particularly given its indebtedness.  In addition, the lower cost of advancing technology may enable hospitals, physicians or other diagnostic service providers to purchase equipment without the assistance of diagnostic service providers such as the Company.

The Company’s failure to effectively make or integrate acquisitions and establish co-sourcing arrangements through partnerships with hospitals and other health care providers could impair its business.

As part of the Company’s business strategy, it has pursued and intends to continue to pursue strategic acquisitions and establish co-sourcing arrangements through partnerships and joint ventures with hospitals and other health care providers.  It is continuously evaluating acquisition opportunities and consolidation possibilities, and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential transactions.  Some of these potential transactions, subject to the completion of business and legal due diligence and the execution of definitive agreements, could, if consummated, be material to the Company’s business, financial condition, and results of operations.  There can be no assurance that the Company will succeed in identifying suitable acquisition or co-sourcing candidates or in consummating any such acquisitions or co-sourcing arrangements.  In addition, a Special Advisory Bulletin issued by the OIG on April 23, 2003 is raising concerns throughout the healthcare industry about the legality of provider joint ventures and other contractual agreements.  The suspect arrangements involve a healthcare provider expanding into a related service line by contracting with an existing provider of that service to serve the providers existing patient population.  In the OIG’s view, the provider contracts out the entire operation of a related line of business to what would otherwise be a competitor.  The OIG asserts that the provider’s share of the profits from the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients and may violate the federal anti-kickback statute.  The Company believes that providers contemplating participation in joint ventures will be carefully reviewing the OIG’s bulletin to ensure compliance.

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

The Company depends upon its management team to a substantial extent.  As the Company grows, it will increasingly require field managers and salespersons experienced in its industry and skilled technologists to operate its diagnostic equipment.  It is impossible to predict the availability of qualified field managers, salespersons and technologists or the compensation levels that will be required to hire them.  In particular, there is a very high demand for qualified technologists who are necessary to operate the Company’s imaging systems.  The Company may not be able to hire and retain a sufficient number of technologists, and it may be required to pay bonuses and higher salaries to its technologists, which would increase its expenses.  The loss of the services of any member of the Company’s senior management or the Company’s inability to hire qualified field managers, salespersons and skilled technologists at economically reasonable compensation levels could adversely affect its ability to operate and grow its business.

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

Timely, effective service is essential to maintaining the Company’s reputation and high utilization rates on its imaging systems.  Repairs to one of its systems can take up to two weeks and result in a loss of revenues.  The

Company’s warranties and maintenance contracts do not compensate it for loss of revenues when its systems are not fully operational.  The principal components of its operating costs include depreciation, salaries paid to technologists and drivers, annual system maintenance costs, insurance and transportation costs.  Because the majority of these expenses are fixed, a reduction in the number of procedures performed due to out-of-service equipment will result in lower revenues and margins.  Repairs of the Company’s equipment are performed for it by the equipment manufacturers.  These manufacturers may not be able to perform repairs or supply needed parts in a timely manner.  Thus, if the Company experiences more system malfunctions than anticipated or if it is unable to promptly obtain the service necessary to keep its systems functioning effectively, its revenues could decline and its ability to provide services would be harmed.

The Company’s substantial indebtedness could adversely affect its financial health and prevent the Company from fulfilling its obligations under InSight’s 9 7/8% Series B senior subordinated notes.

At March 31, 2003, the Company had total indebtedness of approximately $398.0 million.  The Company’s substantial indebtedness could have important consequences to the Company.  For example, it could:

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

At March 31, 2003, the Company had outstanding long-term debt of approximately $147.8 million, which has floating rate terms.  The Company had outstanding an interest rate swap, converting $27.5 million of its floating rate debt to fixed rate debt.  The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.2 million on an annual basis.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

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

10.1

First Amendment to Credit Agreement, Waiver and Consent dated as of January 24, 2003 by and among InSight Health Services Corp., InSight Health Services Holdings Corp., the Subsidiary Guarantors party thereto, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Wachovia National Association as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, filed herewith.

(b)    Reports on Form 8-K

No current reports on Form 8-K were filed with the SEC by the Company for the quarter ended March 31, 2003.

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

May 15, 2003

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Thomas V. Croal
Thomas V. Croal
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

10.1

First Amendment to Credit Agreement, Waiver and Consent dated as of January 24, 2003 by and among InSight Health Services Corp., InSight Health Services Holdings Corp., the Subsidiary Guarantors party thereto, the Lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, Wachovia National Association as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, filed herewith.