Form 10-K
period 2003-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2003-09-26
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 29, 2003 (based on the price at which the common stock was valued on that date) was $141,347.  The number of shares outstanding of the Registrant’s common stock as of August 29, 2003 was 5,468,814.

DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated herein by reference as set forth in Item 15(a) (3), Exhibits, in Part IV.

PART I

ITEM 1.  BUSINESS

ORGANIZATION AND ACQUISITION

InSight Health Services Holdings Corp. (“Company”), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.   The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (“Acquisition Corp.”), were created to acquire all the outstanding shares of InSight Health Services Corp. (“InSight”).

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

The principal executive offices of the Company are located at 26250 Enterprise Court, Suite 100, Lake Forest, California 92630, and its telephone number is (949) 282-6000.

CENTERS IN OPERATION

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 29 states throughout the United States.  The Company has two reportable segments:  Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 86 mobile magnetic resonance imaging (“MRI”) facilities, 11 mobile positron emission tomography (“PET”) facilities, three mobile lithotripsy facilities (collectively, “Mobile Facilities”), 52 fixed-site MRI facilities (“Fixed Facilities”), 32 multi-modality fixed-site imaging centers (“Centers”), two PET fixed-site centers, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center.  An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   Information related to these facilities and the Division in which they are located as of June 30, 2003 is set forth below:

	Mobile Division	Fixed-Site Division
Mobile MRI facilities	83	3
Mobile PET facilities	10	1
Fixed MRI facilities	20	32
Centers	—	32
Other facilities	4	3

The Mobile Division includes 20 parked Mobile Facilities, each of which serves a single customer.  The Fixed-Site Division includes four Mobile Facilities as part of the Company’s Fixed-Site Division operations in Maine.

Subsequent to June 30, 2003, the Company completed an acquisition of 14 mobile MRI facilities, four mobile PET facilities, three mobile computed tomography (“CT”) facilities and one mobile lithotripsy facility primarily located in the Mid-Atlantic states.

Certain financial information regarding the Company’s reportable segments is included within Note 17 of the Notes to the Consolidated Financial Statements, which are a part of this report.

At its Centers, the Company typically offers other services in addition to MRI, including CT, diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

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

MRI: Magnetic resonance imaging is a technique that utilizes low energy radiowaves to manipulate protons (usually hydrogen) in the body. MRI systems generate a magnetic field.  Once patients are placed in the magnetic field, the protons in a patient’s body will tend to align with the magnetic field.  Radio frequency (“RF”) waves, produced by a radio antenna coil, which surrounds the body part to be imaged, are “pulsed” against the magnetic field.  The RF energy is then turned off, and the protons are observed for different types of behavior, movement or “relaxation.”  Different tissues have different relaxation times, depending on the amount of hydrogen or water in each proton.  The data on each proton’s behavior is collected digitally by the system’s computer and then reconstructed into cross-sectional images in three-dimensional planes of orientation.  The resulting image reproduces soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality.  A typical MRI examination takes from 20 to 45 minutes. MRI systems are typically priced in the range of $0.9 million to $2.0 million each, depending upon the system configuration, magnet design and field strength.

There are no known hazards to the general population from magnetic and RF fields of the intensity to which a patient is exposed in a clinical MRI system.  Equipment literature recommends that, until further information is available, pregnant women should be scanned only under limited circumstances.  Furthermore, MRI magnets may disrupt the operation of cardiac pacemakers and internal cardio-defibrillators, and may react with metal implants utilized in various surgical procedures.  Additionally, some MRI examinations require injection of a paramagnetic contrast material, allowing for better visualization of the anatomy.  Although it is unusual, some patients may develop a significant adverse reaction to these contrast materials; however, chances of fatalities as a result of such reaction are remote.  Patients are screened to safeguard against potential risks, but screening may nevertheless fail to identify the hazard.

Because the signals used to produce magnetic resonance images contain both chemical and structural information, the Company believes this technique has the greatest potential for diagnostic applications compared to other imaging technology currently in use.  While existing MRI systems demonstrate excellent portrayals of anatomical structures within the human body, of even greater significance is the fact that MRI is also sensitive to subtle differences between tissues.  Thus, MRI offers not only the opportunity for highly effective classical diagnosis, but also the potential for future monitoring of chemical processes within the body.  Recent technological advancements include:  (i) magnetic resonance spectroscopy, which can differentiate malignant from benign lesions in the brain and prostate; (ii) magnetic resonance angiography, which can produce non-invasive images of blood vessels and obviate the need for invasive conventional x-ray angiography procedures; and (iii) recent Federal Drug Administration ("FDA") approval of ultra-high field MRI systems that operate at 3.0 Tesla, twice the magnetic field strength compared to the previously FDA approved 1.5 Tesla MRI systems. Currently, ultra-high field MRI systems are predominately in use at major academic centers performing neurologic research (e.g., spectroscopy, magnetic resonance angiography, and brain mapping). The increased magnetic field strength provides physicians: (i) improved image detail and clarity; (ii) higher magnetic field strength to perform functional imaging of the neurologic system; and (iii) decreased time necessary to image the patient. The clinical applications are continuing to expand as research continues. It is expected in the near future that ultra-high field MRI systems will be installed in community based imaging centers. Ultra-high field MRI systems are typically priced in the range of $3.0 million to $3.5 million each, depending upon the system configuration, magnet design and software options.

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

PET:  PET scanning involves the administration of a radiopharmaceutical agent with a positron-emitting isotope and the measurement for the distribution of that isotope to create images for diagnostic purposes.  PET scans provide the capability to determine how metabolic activity impacts other aspects of physiology in the disease process by correlating the reading from the PET study with other studies such as CT or MRI.  PET technology has been found highly effective and appropriate in certain clinical circumstances for the detection and assessment of tumors throughout the body, the evaluation of certain cardiac conditions and the assessment of epilepsy seizure sites.  The information provided by PET technology often obviates the need to perform further highly invasive and/or diagnostic surgical procedures.  Interest in PET scanning has increased in recent years due to several factors including: (i) the expansion of available post processing fusion software that combines a PET image with a CT scan; (ii) increased payor coverage and reimbursement; (iii) the availability of the isotopes without an in-house cyclotron; and (iv) a growing recognition by clinicians that PET is a powerful diagnostic tool that can be used to evaluate and guide management of a patient’s disease.  PET scanners are typically priced in the range of $1.0 million to $1.5 million each.  Radiopharmaceutical distribution networks have been established across the United States to ensure consistent availability of and access to the isotopes.  The development of these networks has made mobile PET a viable business.  There have been recent developments from the equipment manufacturers to integrate a conventional PET scanner with a conventional CT scanner. This new technology is referred to as a "hybrid" PET/CT scanner or a "fusion" scanner. This new technology makes it possible to collect both anatomical and biological information during a single examination. The integrated information improves the accuracy of tumor detection and localization compared to a conventional PET or CT scan. PET/CT scanners are typically priced in the range of $1.8 million to $2.7 million each, depending on system configuration and software options.

CT:  CT technology consists of a doughnut-shaped gantry structure into which a patient, resting on a remotely controlled couch assembly, is positioned to scan the anatomical region of interest.  The scanning process is performed by the rotation of a high output x-ray tube around the patient.  The x-ray tube emits a thin fan-shaped beam of x-rays that passes through the patient and is absorbed by an array of x-ray detectors located on the opposite side of the patient from the x-ray tube.  The detected x-rays are then converted into digital measurements of x-ray intensity directly proportional to the density of the portion of the patient through which the beam passes.  These digital measurements of x-ray intensity are then processed by a specialized image reconstruction computer system into a cross-sectional image of the anatomical region of interest.  The patient is then indexed on the couch and another scan is performed and then another, creating a “stack” of cross-sectional images constituting the complete diagnostic imaging procedure.  In the last two years, CT technology has made significant advancements by decreasing the slice thickness of tissue, reducing radiation exposure to the patient, and reducing the time it takes to acquire the images.  The advancements are referred to as multi-detector computerized technology (“MDCT”).  The new MDCT systems permit high resolution imaging of organs, blood vessels, and coronary arteries.

Typical scanning times for a single cross-sectional image are in the half second to six second range, depending on the type of CT system and specific technique being performed.  A complete CT examination takes from 10 to 45 minutes, depending on the complexity of the examination and number of individual cross-sectional images required.  CT systems are typically priced in the range of $0.3 million to $1.4 million each, depending upon the specific performance characteristics of the systems.  Based on the fact that CT systems have been commercially marketed for approximately 30 years, the Company believes that CT is a relatively mature technology and, therefore, not subject to significant risk of obsolescence.

Certain CT examinations require the injection of an iodine/non-iodine-based contrast material, allowing for better visualization of the anatomy.  Although it is very unusual, some patients may develop a significant adverse reaction to this contrast material.  Fatalities as a result of such reaction have occurred, but are rare.  In an effort to scan only appropriate patients, all patients are required to answer a questionnaire, which helps to identify those patients who may suffer an adverse reaction to this contrast material.

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

MAMMOGRAPHY:  Mammography is a low-level conventional examination of the breasts.  Its primary purpose is to detect lesions (abnormal growths) in the breast that may be too small or deeply buried to be felt in regular breast examination.  Mammography is also used to detect breast implant ruptures.  The benefits of digital mammography are lower radiation doses to the breast, higher sensitivity to lesions, and reduced procedure times compared to conventional film mammography.

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

BUSINESS DEVELOPMENT

The Company’s objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers.  The strategy is focused on three components.   Firstly, the Company intends to maximize utilization of its existing facilities by:  (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) focusing on its ability to convert Mobile Facilities to Fixed Facilities; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) adding new modalities such as CT, ultrasound and bone densitometry at some of its existing facilities to realize economies of scale and increase overall procedure volume; and (vi) maximizing cost efficiencies through increased purchasing power and continued reduction of expenses.

Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  In addition, management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, expanded Medicare coverage of PET procedures and favorable reimbursement levels.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  Management believes that this will be an area for additional growth because the Company expects hospitals and other health care providers to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties, notwithstanding the Special Advisory Bulletin issued by the Office of the Inspector General ("OIG") on April 23, 2003 that raised concerns throughout the health care industry about the legality of provider joint ventures and other contractual agreements.  According to the OIG Bulletin, the suspect arrangement involves a health care provider expanding into a related service line by contracting with an existing provider of that service (“Supplier”) to serve the provider’s existing patient population.  In the OIG’s view, the provider contracts out the entire operation of a related line of business to what would otherwise be a competitor.  The OIG asserts that the provider’s share of the profits from the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients to the Supplier and may violate the federal anti-kickback statute.  The Company believes that providers contemplating participation in joint ventures will be carefully reviewing the OIG’s Bulletin to ensure compliance, but that the Bulletin will not have the effect of prohibiting joint ventures between providers.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company’s ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 14 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.   In connection with the Acquisition and related financing transactions discussed below, InSight had a $75 million delayed draw term loan facility which was used to complete the acquisitions discussed below.  Additionally, the Company has a $50 million second delayed-draw term loan facility available until January 31, 2005 to pursue acquisition opportunities.  As of August 29, 2003, there was $25 million of availability under this facility to complete acquisitions.

In fiscal 2001, InSight opened a joint venture Fixed Facility in Marina Del Rey, California, which was financed with internally generated funds and a capital lease; and a joint venture PET fixed-site center in Louisville, Kentucky, which was financed with outside financing.  In fiscal 2003, the Company sold its interest in the PET fixed-site center.

In fiscal 2002, InSight opened a joint venture Fixed Facility in Largo, Florida, which was financed with an operating lease; and a joint venture Fixed Facility in Bangor, Maine, which was financed with internally generated funds.

In fiscal 2003, the Company opened a joint venture Fixed Facility in Encinitas, California, which was financed with internally generated funds and a capital lease; a Fixed Facility in Lemont, Illinois, which was financed with internally generated funds; a Fixed Facility in Fremont, California, which was financed with internally generated funds; and a joint venture Fixed Facility in Brunswick, Maine, which was financed with internally generated funds.

In fiscal 2003, the Company acquired 13 diagnostic imaging centers located in Southern California.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $47 million, which included approximately $39 million paid to the seller and the payment of debt and transaction costs of approximately $8 million, and is subject to certain post-closing adjustments.  The Company borrowed $50 million under its $75 million delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

On August 1, 2003, the Company acquired 22 Mobile Facilities primarily located in the Mid-Atlantic states.  The acquisition consists of certain tangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $48.5 million, which includes approximately $28.1 million paid to the seller and the payment of debt and transaction costs of approximately $20.4 million, and is subject to certain post-closing adjustments.  The Company borrowed the remaining $25 million under its $75 million delayed-draw term loan facility and $25 million under the $50 million second delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

On August 29, 2003, the Company acquired a CT Fixed Facility located in Hammonton, New Jersey, which was financed with internally generated funds.

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

An entity found to have violated the federal False Claims Act must pay three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim, as well as the government’s attorneys’ fees.  To establish liability, the government (or the whistleblower) must prove that the defendant acted “knowingly.”  Under the Act, false claims are submitted knowingly when the provider has actual knowledge of their falsity or acts with deliberate ignorance or reckless disregard of their truth or falsity.  Simple negligence, however, should not give rise to liability. Thus, if an entity knowingly submits or causes another person to submit a false claim to the government, it may be liable under the Act.  Assuming the government could prove the requisite intent on the part of the Company, examples of actions which may lead to potential False Claims Act exposure are:  (i) failure to comply with the many technical billing requirements applicable to the Company’s Medicare and Medicaid business; (ii) failure to comply with Medicare requirements concerning the circumstances under which a hospital, rather than the Company, must bill Medicare for diagnostic imaging services the Company provides to outpatients treated by the hospital; (iii) failure of the Company’s hospital customers to accurately identify and report the Company’s reimbursable and allowable services to Medicare; (iv) failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal health care programs, or the prohibition against employing or contracting with any person or entity excluded from any federal health care programs; (v) failure to comply with the Medicare physician supervision requirements for the services the Company provides, or the Medicare documentation requirements concerning such physician supervision; (vi) violations of the Anti-kickback Statute or Stark Law (see “Anti-kickback Statutes” and “Stark II; State Physician Self-Referral Laws”); and (vii) the past conduct of the businesses the Company has acquired.

Whether or not the federal government intervenes in the False Claims Act lawsuit, it is entitled to the lion’s share of any recovery.   In a successful action, the whistleblower is generally awarded no less than 15%, but no more than

30%, of the recovery.  The percentage to which the whistleblower is entitled varies, depending on whether the government intervened in the case and other factors.

Recently, the number of False Claims Act suits brought against health care providers by government regulators and private individuals has increased substantially. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act.  If a False Claims Act case is brought against the Company, even if it is dismissed with no judgment or settlement, the Company could incur substantial legal fees and other costs relating to an investigation or litigation. The Company strives to ensure that its documentation is complete, its billing and coding are accurate, and that all aspects of its operations are consistent with regulatory requirements.  See “Item 1.  Business - Compliance Program.”  However, the costs of defending False Claims Act lawsuits, as well as the sanctions that may be imposed under the Act and the diversion of management resources could adversely affect the Company’s business, financial condition and results of operations.

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

Not surprisingly, the anti-kickback statute has been applied to a wide range of financial arrangements, including under certain circumstances:  (i) distributions of partnership and corporate profits to investors who refer federal health care program patients to a corporation or partnership in which they have an ownership interest; and (ii) service contracts and equipment leases that are intended, even if only in part, to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish items or services reimbursable by a federal health care program. The anti-kickback statute, however, does contain exceptions and the Secretary of HHS has promulgated several regulatory “safe harbors”.  Arrangements that meet the specific requirements of a safe harbor are protected from liability under the anti-kickback statute.  These safe harbors are narrowly drawn and many financial relationships common in the industry do not qualify for protection.  The failure of an arrangement to fit within a safe harbor, however, does not mean that the arrangement is illegal.  Rather, such arrangements are subject to a traditional facts and circumstances analysis to determine whether they run afoul of the anti-kickback statute’s prohibitions.

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

CIVIL MONEY PENALTY LAW AND OTHER FEDERAL STATUTES:  The Civil Money Penalty (“CMP”) law covers a variety of practices.  It provides a means of administrative enforcement of the anti-kickback statute, and prohibits false claims, claims for medically unnecessary services, violations of Medicare participating provider or assignment agreements and other practices.  The statute gives the OIG the power to seek substantial civil fines, exclusion and other sanctions against providers or others who run afoul of the CMP prohibitions.

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

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT (“HIPAA”):  In 1996, Congress passed HIPAA.  Although the main focus of HIPAA was to make health insurance coverage portable, HIPAA has become a short-hand reference to new standards for electronic transactions and privacy and security obligations imposed on providers and others who handle personal health information.    HIPAA requires most health care providers to adopt standard formats for common electronic transactions with health plans, and to maintain the privacy and security of individual patients’ health information.  The privacy standards went into effect on April 14, 2003, the electronic standards for transactions will go into effect on October 16, 2003 and the security standards will go into effect by February 2005.  A violation of HIPAA’s privacy provisions may result in criminal and civil penalties, which could adversely affect the Company’s business, financial condition and results of operations.

In connection with the implementation of the electronic transactions, security and privacy standards mandated by HIPAA, the Company expects to spend approximately $1.5 million (of which approximately $0.5 million had been spent as of June 30, 2003) to make necessary software upgrades to its radiology information system to make the system conform (i) with the privacy standards (which upgrades were completed in April 2003), (ii) with the electronic standards by October 2003, and (iii) with the security standards by February 2005.

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

DHS under Stark include radiology services (MRI, CT, x-ray, ultrasound and others), radiation therapy, inpatient and outpatient hospital services and several other services.  A violation of the Stark law does not require a showing of intent.  If a physician has a financial relationship with an entity that does not qualify for an exception, the referral of Medicare patients to that entity for DHS is prohibited and, if the entity bills for such services, the Stark sanctions apply.

Sanctions for violating Stark include denial of payment, mandatory refunds, civil money penalties and /or exclusion from the Medicare program. In addition, some courts have allowed federal False Claims Act lawsuits premised on Stark Law violations.

The federal Stark Law prohibition is expansive, its statutory language ambiguous, and the guidance from the regulators often contradictory.  Consequently the statute has been notoriously difficult to interpret.   In 1995, the

Health Care Financing Administration (recently renamed the Centers for Medicare and Medicaid Services (“CMS”)) published final regulations interpreting the Stark prohibition as applied to clinical laboratory services.  In 1998, CMS released proposed regulations interpreting Stark as applied to all DHS.  In 2001, CMS finally published a portion of the final Stark regulations.  These regulations went into effect in January 2002.  On May 27, 2003, HHS announced that they may propose a rule to amend the definition of “radiology and certain other imaging services” and “radiation therapy services and supplies” in reference to DHS, to include diagnostic and therapeutic nuclear medicine and supplies, and that this expansion of DHS would become effective with the publication of the second phase of the final Stark regulations in July 2003.  The second phase of the final Stark regulations has yet to be published, and CMS has not given a definitive date for publication.  With each set of regulations, CMS’ interpretation of the statute has evolved.  This has resulted in considerable confusion concerning the scope of the referral prohibition and the requirements of the various exceptions. It is noteworthy, however, that the agency has taken the position that the Stark Law is self-effectuating and does not require implementing regulations.   Thus, the government believes that physicians and others must comply with the Stark Law prohibitions regardless of the state of the regulatory guidance.

The Stark Law does not directly prohibit referral of Medicaid patients, but rather denies federal financial participation to state Medicaid programs for services provided pursuant to a tainted referral.  Thus, Medicaid referrals are subject to whatever sanctions the relevant state has adopted.  Several states in which the Company operates have enacted or are considering legislation that prohibits “self-referral” arrangements or requires physicians or other health care providers to disclose to patients any financial interest they have in a health care provider to whom they refer patients.  Possible sanctions for violating these state statutes include loss of licensure, civil fines and criminal penalties.  The laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies.  Nonetheless, strict enforcement of these requirements is likely.

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

CORPORATE PRACTICE OF MEDICINE; FEE-SPLITTING:  Some states prohibit the practice of medicine or the sharing or splitting of professional revenues by non-physicians or entities other than licensed facilities or professional corporations.  While some states have repealed these prohibitions, others have reaffirmed maintenance of such prohibitions.  The Company believes that the structure and nature of its relationships and arrangements materially comply with the state laws prohibiting the “corporate practice of medicine” and fee-splitting in the states in which the Company does business; however, given the ambiguity of many of these statutes and the lack of judicial guidance in many states, there can be no assurance that any of these prohibitions could adversely affect the Company’s business, financial condition and results of operations.

FDA:  FDA has issued requisite approvals for all of the MRI, CT, PET, lithotripsy and Gamma Knife systems used by the Company.  With the exception of certain mammography facilities, the Company believes that no further FDA approval is required in connection with equipment currently in operation or proposed to be operated. Under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, all mammography facilities must have a certificate issued by the FDA.  In order to obtain a certificate, mammography facilities must be accredited by an FDA approved accreditation body (a private, non-profit organization or state agency) or other entity designated by the FDA.

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

RADIOLOGIST AND FACILITY LICENSING:  The radiologists with whom the Company contracts to provide professional services are subject to licensing and related regulations by the states, including registrations relating to the use of radioactive materials.  The Company requires its radiologists to maintain appropriate licensure and registrations.  In addition, some states also impose licensing or other requirements on the Company or its facilities, and other states may impose similar requirements in the future.  Some local authorities also require the Company to obtain various licenses, permits and approvals.  The Company believes that it has obtained all material licenses and permits; however, no assurance can be made either that the criteria governing licensing or permitting will not evolve or that additional laws and licensing requirements governing the Company’s facilities will not be enacted.  Such changes could adversely affect the Company’s business, financial condition and results of operations.

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

INDEPENDENT DIAGNOSTIC TREATMENT FACILITIES:  CMS has established a category of Medicare provider referred to as Independent Diagnostic Treatment Facilities (“IDTFs”).  Under the IDTF regulations, imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups.  Most of the Company’s Centers and Fixed Facilities are IDTFs.  In addition, since the IDTF designation is relatively new, it is unclear to what extent and in what manner IDTFs will be monitored by CMS, but it is probable that CMS will exercise increased oversight of IDTFs.   This could adversely affect the Company’s business, financial condition and results of operations.

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

CMS has implemented a new prospective payment system for hospital outpatient services (“OPPS”). Effective August 1, 2000, Medicare began paying hospitals for outpatient services based on ambulatory payment classification (“APC”) groups rather than on a hospital’s costs.  Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (“BBA”) to soften the negative financial effects for a specific period of time (through 2003).   Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through payments for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.

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

Congressional and regulatory actions reflect industry-wide cost containment pressures which the Company believes will affect all health care providers for the foreseeable future. CMS has indicated that it will continue to evaluate diagnostic imaging technical component reimbursement.  There can be no assurance that Medicare Part B payments for diagnostic imaging services will not be further reduced in the future, which could adversely affect the Company’s business, financial condition and results of operations.

In order for the Company’s hospital customers to receive payment from Medicare with respect to the Company’s Mobile Facilities, the services must be furnished in a “provider-based” department or be a covered service furnished “under arrangements.”  On April 7, 2000, Medicare published new rules establishing financial, clinical and administrative criteria for “provider-based” departments, as well as new requirements for management contracts for “provider-based” departments. These rules were amended on August 1, 2002 and impose stricter standards for services provided offsite of a hospital than for services provided on a hospital campus.  The Company’s services to hospitals may not meet Medicare’s new standards for being a “provider-based” service.  If the Company’s services to hospital customers are not furnished in a “provider-based” setting, the services would not be covered by Medicare unless they are found to be a service furnished “under arrangements” to a hospital.  The extent to which “under arrangements” services may be covered by Medicare when they do not meet the “provider-based” standards is unclear.  In BIPA, Congress “grandfathered” until October 1, 2002 all sites that were paid as “provider-based” sites as of October 1, 2000.  The August 2002 revisions to the regulations extended the compliance deadline for “existing services” to the first cost reporting period for a hospital that begins after July 1, 2003.  During the extended grandfather period, existing services continue to be treated as “provider-based” and are not subject to penalties for past non-compliance so long as they either have a prior written determination of “provider-based” status, or apply for “provider-based” status before expiration of the extended grandfather period.  As the Medicare rules are clarified it may be necessary for the Company to modify the contracts it has with hospital customers or to take other steps that may affect the Company’s contract services revenues or the manner in which the Company furnishes services to its hospital customers.  These changes could adversely affect the Company’s business, financial condition and results of operations.

MEDICAID:  The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons.   Apart from certain federally mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide health care services to Medicaid patients through managed care organizations.  In addition, in a number of states, state Medicaid agencies have refused to permit entities organized as IDTFs (such as most of the Company’s Centers and Fixed Facilities) to participate in the Medicaid program because the volume of services that the Company provides to Medicaid patients is limited.

MANAGED CARE: Health maintenance organizations (“HMOs”), preferred provider organizations (“PPOs”) and other managed care organizations attempt to control the cost of health care services, including imposing lower payment rates, limiting services or mandating less costly treatment alternatives.  Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels.  The development and expansion of HMOs, PPOs and other managed care organizations within the Company’s regional networks will increase payor control over patients’ access to diagnostic imaging services, the selection of the service provider and the amount of reimbursement.  This could have a negative impact on utilization of the Company’s services in certain markets and/or affect the revenue per procedure which the Company can collect.  The competition among health care providers for contracts with all types of managed care organizations has resulted in an average term of such contracts of between one and three years.  See “Item 1.  Business - Customers and Contracts”.

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

SALES AND MARKETING

The Company selectively invests in marketing activities to obtain new sources of revenues for the Company, expand business relationships, grow revenues at its existing facilities and maintain present business alliances and contractual relationships.  Marketing activities for the Company’s Centers and Fixed Facilities include education programs for physicians and physician offices on new applications and uses of technology, customer service programs and contracting with insurance payors for volume discounts.  Marketing activities for the Company’s Mobile Facilities include direct marketing to hospitals and developing leads through current customers, equipment manufacturers and other vendors, and education programs for physicians associated with hospital customers.

COMPETITION

The health care industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers.  The Company competes principally on the basis of its reputation for productive and cost-effective quality services.  The Company’s operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment.  The Company will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Imaging, Inc., Shared Medical Services, Cardinal Health, Inc., HealthSouth Corporation, Medical Resources, Inc., MedQuest, Inc., Radiologix, Inc., and certain of their affiliates.  Some of the Company’s direct competitors that provide contract diagnostic imaging services may have access to greater financial resources than the Company.

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

CUSTOMERS AND CONTRACTS

The Company’s revenues are primarily generated from contract services and patient services.  Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee for-service arrangements in which revenues are based upon a contractual rate per procedure; (ii) equipment rental in which revenues are generally based upon a fixed rental amount; and (iii) management fees.   Contract services revenues are primarily earned through Mobile Facilities and are generally paid pursuant to contracts with a life span of up to five years.

Patient services revenues are generally earned from services billed directly to patients or third-party payors (generally managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds), on a fee-for-service basis and are primarily earned through Centers, Fixed Facilities and certain Mobile Facilities.

The Company’s Fixed Facilities and Centers are principally dependent on the Company’s ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties.  The Company’s eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s insurance carrier (primarily if the insurance is provided by a managed care organization).  The Company currently has in excess of 1,000 contracts with managed care organizations for diagnostic imaging services provided at the Company’s Fixed Facilities and Centers primarily on a discounted fee-for-service basis.  Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels.  A significant decline in referrals and/or reimbursement rates would adversely affect the Company’s business, financial condition and results of operations. See “Item 1.  Business - Reimbursement of Health Care Costs” and “Managed Care”.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

As of June 30, 2003, the Company has technologically advanced, state-of-the-art diagnostic imaging equipment.  The Company owns or leases 218 diagnostic imaging and treatment systems, of which 152 are conventional MRI systems, 23 are Open MRI systems, 24 are CT scanners, 13 are PET scanners, three are lithotripters, two are radiation oncology systems, and one is a Gamma Knife.  The Company owns 191 of its imaging and treatment systems, has capital leases for 25 systems and has operating leases for the remaining two systems.  Of the Company’s 152 conventional MRI systems, 80% have magnet strength of 1.5 Tesla and 16% have magnet strength of 1.0 Tesla.  Currently, the industry standard magnet strength for fixed and mobile MRI systems is 1.5 Tesla.  The Company is in the process of upgrading or replacing its remaining conventional MRI systems from magnet strengths of less than 1.0 Tesla to magnet strengths of at least 1.0 Tesla.

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

COMPLIANCE PROGRAM

The Company voluntarily implemented a program to monitor compliance with federal and state laws and regulations applicable to health care entities.  The Company has appointed a compliance officer who is charged with implementing and supervising the compliance program, which includes a code of ethical conduct for the Company’s employees and affiliates and a process for reporting regulatory or ethical concerns to the compliance officer, including a toll-free telephone hotline.  Management believes that the Company’s compliance program meets the relevant standards provided by the OIG.  An important part of the compliance program consists of conducting periodic reviews of various aspects of the Company’s operations.  The compliance program also contemplates mandatory education programs designed to familiarize the Company’s employees with the regulatory requirements and specific elements of the compliance program.

EMPLOYEES

As of August 29, 2003, the Company had approximately 1,400 full-time, 200 part-time and 400 per diem employees.  None of the Company’s employees are covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS DISCLOSURE

This report on Form 10-K includes “forward-looking statements,”  Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, its competitive strengths and weaknesses, its business strategy and the trends the Company anticipates in the industry and economies in which the Company operates and other information that is not historical information and, in particular, appear under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1.  Business.”  When used in this report the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions.  The Company’s expectations, beliefs and projections are expressed in good faith, and the Company believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will be realized.

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

The Company derives approximately 53% of its revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services the Company provides could have a significant negative impact on those revenues. Moreover, the Company’s health care provider customers on whom the Company depends for approximately 47% of its revenues generally rely on reimbursement from third-party payors.  In the past, initiatives have been proposed and implemented which have had the effect of decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Similar initiatives enacted in the future may have an adverse impact on the Company’s financial condition and operations.  See “Item 1. Business - Reimbursement of Health Care Costs.”

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

The market for diagnostic imaging services and systems is competitive.  If the Company is unable to successfully compete, its customer base would decline and its business, financial condition and results of operations would be harmed.  See “Item 1. Business - Competition”.

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

Upon expiration of the Company’s customer contracts, it is subject to the risk that customers will cease using its imaging services and purchase or lease their own imaging systems or use the Company’s competitors’ imaging systems.  Approximately one-third of the Company’s MRI contracts will expire in the fiscal year ending June 30, 2004.  If these contracts are not renewed or are renewed at lower prices, the Company could experience a significant negative impact on its business.  The Company’s mobile contract renewal rate for the fiscal year ended June 30, 2003 was approximately 80%.  It is not always possible to immediately obtain replacement customers, and historically many replacement customers have been smaller facilities which have a lower number of scans than lost customers.  Although the non-renewal of a single customer contract would not have a material impact on the Company’s contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

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

In addition to being exposed to claims for malpractice, there are other professional liability risks to which the Company is exposed through its operation of diagnostic imaging systems.   See “Item 1.  Business - Diagnostic Imaging and Treatment Technology.”

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

Technological change in the MRI industry has been gradual since the last technological advancements were made in 1994.  Although the Company believes that substantially all of its MRI and other diagnostic imaging systems are upgradeable to maintain their state-of-the-art character, the development of new technologies or refinements of existing ones might make its existing systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, its systems.  MRI and other diagnostic imaging systems are currently manufactured by numerous companies.  Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market may result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of the Company’s systems may be accelerated.  Although the Company is aware of no imminent substantial technological changes other than ultra-high field MRI systems and PET/CT or "fusion" scanners, should such changes occur, there can be no assurance that it would be able to acquire the new or improved systems.

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

The Company’s failure to effectively make or integrate acquisitions and establish joint venture arrangements through partnerships with hospitals and other health care providers could impair its business.

As part of the Company’s business strategy, it has pursued and intends to continue to pursue strategic acquisitions and establish arrangements through partnerships and joint ventures with hospitals and other health care providers.  It is continuously evaluating acquisition opportunities and consolidation possibilities, and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential transactions.  There can be no assurance that the Company will succeed in identifying suitable acquisition or co-sourcing candidates or in consummating any such acquisitions or joint venture arrangements.  The Company’s acquisition and joint venture strategies require substantial capital which may exceed the funds available to it from internally generated funds and under the Company’s credit facilities.  There can be no assurance that the Company will be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to it, if at all.

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

At June 30, 2003, the Company had total indebtedness of approximately $446.1 million.  The Company’s substantial indebtedness could have important consequences to the Company.  For example, it could:

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

•                  federal FDA requirements;

•                  state licensing and certification requirements; and

•                  federal and state laws governing the diagnostic imaging and therapeutic equipment used in the Company’s business concerning patient safety, equipment operating specifications and radiation exposure levels.

If the Company’s operations are found to be in violation of any of the laws and regulations to which it or its customers are subject, it may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of its operations.  Any penalties, damages, fines or curtailment of the Company’s operations, individually or in the aggregate, could adversely affect the Company’s ability to operate the Company’s business and its financial results.  The risks of the Company being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.  Any action brought against the Company for violation of these laws or regulations, even if the Company successfully defends against it, could cause it to incur significant legal expenses and divert its management’s attention from the operation of its business.  For a more detailed discussion of the various state and federal regulations to which the Company is subject, see “Item 1. Business - Government Regulation.”

ITEM 2.  PROPERTIES

The Company leases approximately: (i) 48,000 square feet of office space for its executive offices and a billing office in Lake Forest, California, under a lease expiring in 2007; (ii) 13,000 square feet of office space for a billing office in Farmington, Connecticut, under a lease expiring in 2004; (iii) 4,400 square feet of office space for a billing office in Merrillville, Indiana, under a lease expiring in 2004; (iv) 6,000 square feet of office space for a billing office in Santa Ana, California, under a lease expiring in 2004, which is currently vacant;  (v) 3,000 square feet of office space for a billing office in Scarborough, Maine, under a lease expiring in 2006, and (vi) 1,000 square feet of office space for a billing office in Wilkes-Barre, Pennsylvania, under a lease expiring in 2004.  The Company believes its facilities are adequate for its reasonably foreseeable needs.  In addition, the following table sets forth the other principal properties used as imaging or treatment facilities by the Company in the Fixed-Site Division (except where otherwise indicated) as of June 30, 2003:

NAME OF FACILITY	APPROXIMATE SQUARE FEET	LOCATION

OWNED:
Northern Indiana Oncology Center	800	Valparaiso, Indiana
Sun Coast Imaging Center (1) (2)	1,000	Largo, Florida
Open MRI Center at Granada Hills Community Hospital(1)	1,100	Granada Hills, California
Thorn Run MRI (1)	1,300	Coraopolis, Pennsylvania
Marina MRI Center (1)	1,400	Marina Del Rey, California
Greater Waterbury Imaging Center (1)	3,700	Waterbury, Connecticut
Berwyn Magnetic Resonance Center (1)	3,800	Berwyn, Illinois
Garfield Imaging Center (1)	5,000	Monterey Park, California
Wilkes-Barre Imaging Center (1)	8,200	Wilkes-Barre, Pennsylvania
LAC/USC Imaging Sciences Center (1)	8,500	Los Angeles, California
InSight Diagnostic Center - Eighth Avenue	10,000	Ft. Worth, Texas
Chattanooga Outpatient Center	14,700	Chattanooga, Tennessee
Harbor/UCLA Diagnostic Imaging Center (1)	15,000	Torrance, California
Diagnostic Outpatient Center (1)	17,800	Hobart, Indiana

LEASED:
San Fernando Valley Regional PET Center	300	Van Nuys, California
Northtowns Imaging – Maple Road	500	Williamsville, New York
Valley Open MRI	1,000	Sherman Oaks, California
Central Maine Imaging Center	1,000	Auburn, Maine
Orange County Regional PET Center	1,500	Irvine, California
Open MRI of Fullerton	1,600	Fullerton, California
Open MRI of Laguna Hills	1,700	Laguna Hills, California
Open MRI of Encino	1,800	Encino, California
InSight Diagnostic Imaging Center – Thomas Road MRI	1,800	Phoenix, Arizona
InSight MRI of Indianapolis	1,900	Indianapolis, Indiana
Valencia MRI	2,200	Valencia, California
Lockport MRI	2,400	Lockport, New York
Open MRI of Southern Regional	2,400	Clarksville, Indiana
Downey MRI Center	2,600	Downey, California
Advanced MRI of Fremont	2,700	Fremont, California
Redwood City MRI	2,900	Redwood City, California
Whitney Imaging Center	2,900	Hamden, Connecticut
Encinitas MRI Center	3,500	Encinitas, California
Lemont MRI Center	3,500	Lemont, Illinois
Northtowns Imaging – Sheridan Drive	3,800	Tonawanda, New York
Dublin Diagnostic Imaging Center	3,900	Dublin, Ohio
Northtowns Imaging – Youngs Road	4,000	Williamsville, New York

NAME OF FACILITY	APPROXIMATE SQUARE FEET	LOCATION

Open MRI of Bangor	4,000	Bangor, Maine
South Coast MRI Center	4,000	Santa Ana, California
Open MRI of Brunswick	4,300	Brunswick, Maine
Open MRI of Pleasanton	4,400	Pleasanton, California
InSight Diagnostic Imaging Center – Camelback	4,600	Phoenix, Arizona
Marshwood Imaging Center	5,000	Scarborough, Maine
Washington Magnetic Resonance Center	5,000	Whittier, California
Northtowns Imaging – Transit Road	5,200	East Amherst, New York
Advanced Diagnostic Center of Thousand Oaks	5,400	Thousand Oaks, California
Encino Diagnostic Imaging Center	5,600	Encino, California
Medical Imaging Center of Huntington Beach	5,600	Huntington Beach, California
InSight Diagnostic Center – Preston Road	5,800	Dallas, Texas
InSight Diagnostic Imaging Center – West Thunderbird	5,800	Peoria, Arizona
InSight Diagnostic Imaging Center – Country Club	5,800	Phoenix, Arizona
Parkway Imaging Center	5,800	Henderson, Nevada
The Imaging Center of Murfreesboro	6,000	Murfreesboro, Tennessee
Westlake Diagnostic Center	6,100	Westlake Village, California
Open MRI of Hayward	6,500	Hayward, California
Broad Street Imaging Center	6,600	Columbus, Ohio
San Fernando Valley MRI Center	7,800	Van Nuys, California
Ocean Medical Imaging Center	8,500	Tom’s River, New Jersey
Central Maine Imaging Center	8,700	Lewiston, Maine
St. John’s Regional Imaging Center	10,000	Oxnard, California
InSight Diagnostic Imaging Center –Thomas Imaging	10,600	Phoenix, Arizona
InSight Diagnostic Center – Forest Lane	18,500	Dallas, Texas
InSight Mountain Diagnostics	20,000	Las Vegas, Nevada

(1)           The Company owns the building and holds the related land under a long-term lease.

(2)           This facility is included in the Company’s Mobile Division.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is not publicly traded on any exchange or in any market.  At August 29, 2003, the Company had six record holders of its common stock.  The Company has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future.  The Company’s credit agreement governing its existing credit facilities and the indenture governing the 9 7/8% Series B senior subordinated notes contain restrictions on its ability to pay dividends on its common stock.

Information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth under “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”

The following is a list of securities sold by the Company during the period covered by this report on Form 10-K which, pursuant to the exemption provided under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), were not registered under the Securities Act:

On May 14, 2003, the Company issued to Tina Lewis, a former employee of the Company, 50 shares of Company common stock pursuant to the exercise of a stock option at a price of $18.00 per share.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of and for the years ended June 30, 2003 and 2002, the period from July 1, 2001 to October 17, 2001, and for the years ended June 30, 2001, 2000 and 1999, has been derived from the audited consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes as of June 30, 2003 and 2002 and for the years ended June 30, 2003 and 2002, the period from July 1, 2001 to October 17, 2001, and for the year ended June 30, 2001, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report on Form 10-K.  The consolidated operations of the Company after the Acquisition are substantially consistent with the operations of InSight.  The Company has no operations other than its investment in InSight.  InSight is considered the predecessor to the Company in accordance with Regulation S-X.

			Predecessor
			Period from
	Company		July 1 to
	Years Ended June 30,		October 17,	Years Ended June 30,
	2003	2002 (4)	2001	2001	2000	1999
	(Amounts in thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues	$237,752	$155,407	$63,678	$211,503	$188,574	$161,992
Operating income (loss) (1) (2)	45,702	32,555	(427)	39,819	27,016	17,422
Interest expense, net	37,514	32,546	6,321	23,394	18,696	14,500
Net income (loss) (3) (5)	4,922	9	(4,648)	13,801	7,189	6,112

	June 30,		June 30,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA:
Working capital	$32,580	$35,907	$16,791	$20,814	$24,651
Property and equipment, net	219,121	172,056	148,255	148,469	90,671
Goodwill and other intangible assets	260,292	234,644	89,202	93,930	80,327
Total assets	577,317	499,401	321,056	328,872	238,304
Total long-term liabilities	442,484	378,234	197,388	221,307	161,266
Stockholders’ equity	91,614	87,376	65,471	51,487	44,106

(1) Includes a provision for reorganization and other costs of $3.3 million in 1999.

(2) Includes an acquisition related compensation charge of $15.6 million in the period from July 1, 2001 to October 17, 2001.

(3) Includes an income tax benefit of $2.1 million in the period from July 1, 2001 to October 17, 2001 and $3.5 million in 1999.

(4) Includes the results of operations of InSight from the date of the Acquisition.

(5) No cash dividends have been paid on the Company’s or InSight’s common stock for the periods indicated above.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition, results of operations, liquidity and capital resources contained within this report on Form 10-K is more clearly understood when read in conjunction with the Notes to the Consolidated Financial Statements.  The Notes to the Consolidated Financial Statements elaborate on certain terms that are used throughout this discussion and provide information about the Company and the basis of presentation used in this report on Form 10-K.  This report contains forward-looking statements that involve risks and uncertainties.  The Company’s actual results may differ materially from those indicated in forward-looking statements.  See “Item 1.  Business - Forward-Looking Statements Disclosure and Risk Factors.”

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

On October 30, 2001, the Company, through InSight, issued new 97/8% senior subordinated notes due 2011 (“Notes”) in the aggregate principal amount of $225 million.  The net proceeds from the issuance of the Notes was approximately $211.5 million, $200 million of which was used to retire in full the senior subordinated bridge financing and the balance of which was used for general corporate purposes.  As a result, the Company wrote-off debt issuance costs of approximately $7.4 million related to the senior subordinated bridge financing, which are classified within interest expense for the year ended June 30, 2002.  This amount was originally recorded as an extraordinary loss on debt extinguishment, net of taxes but was reclassified as a result of the Company’s adoption of SFAS 145 on July 1, 2002 as described below.

BUSINESS DEVELOPMENT

The Company’s objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers.  The strategy is focused on three components.   Firstly, the Company intends to maximize utilization of its existing facilities by:  (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) focusing on its ability to convert developing Mobile Facilities to Fixed Facilities; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; (v) adding new modalities such as CT, ultrasound and bone densitometry at some of its existing facilities to realize economies of scale and increase overall procedure volume; and (vi) maximizing cost efficiencies through increased purchasing power and by continued reduction of expenses.

 Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  In addition, management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, expanded Medicare coverage of PET procedures and favorable reimbursement levels.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  Management believes that this will be an area for additional growth because the Company expects hospitals and other health care providers to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties, notwithstanding the Special Advisory Bulletin issued by the OIG on April 23, 2003 that raised concerns throughout the health care industry about the legality of provider joint ventures and other contractual agreements.  According to the OIG Bulletin, the suspect arrangement involves a health care provider expanding into a related service line by contracting with an existing provider of that service (“Supplier”) to serve the provider’s existing patient population.  In the OIG’s view, the provider contracts out the entire operation of a related line of business to what would otherwise be a competitor.  The OIG asserts that the provider’s share of the profits from the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients to the Supplier and may violate the federal anti-kickback statute.  The Company believes that providers contemplating participation in joint ventures will be carefully reviewing the OIG’s Bulletin to ensure compliance, but that the Bulletin will not have the effect of ending joint ventures between providers.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company’s ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 14 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.   In connection with the Acquisition and related financing transactions discussed below, InSight had a $75 million delayed draw term loan facility which was used to complete the acquisitions discussed below.  Additionally, the Company has a $50 million second delayed-draw term loan facility available until January 31, 2005 to pursue acquisition opportunities.  As of August 29, 2003, there was $25 million of availability under this facility to complete acquisitions.

In fiscal 2001, InSight opened a joint venture Fixed Facility in Marina Del Rey, California, which was financed with internally generated funds and a capital lease; and a joint venture PET fixed-site center in Louisville, Kentucky, which was financed with outside financing.  In fiscal 2003, the Company sold its interest in the PET fixed-site center.

In fiscal 2002, InSight opened a joint venture Fixed Facility in Largo, Florida, which was financed with an operating lease; and a joint venture Fixed Facility in Bangor, Maine, which was financed with internally generated funds.

In fiscal 2003, the Company opened a joint venture Fixed Facility in Encinitas, California, which was financed with internally generated funds and a capital lease; a Fixed Facility in Lemont, Illinois, which was financed with internally generated funds; a Fixed Facility in Fremont, California, which was financed with internally generated funds; and a joint venture Fixed Facility in Brunswick, Maine, which was financed with internally generated funds.

In fiscal 2003, the Company acquired 13 diagnostic imaging centers located in Southern California.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $47 million, which included approximately $39 million paid to the seller and the payment of debt and transaction costs of approximately $8 million, and is subject to certain post-closing adjustments.  The Company borrowed $50 million under its $75 million delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

On August 1, 2003, the Company acquired 22 Mobile Facilities primarily located in the Mid-Atlantic states.  The acquisition consists of certain tangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $48.5 million, which includes approximately $28.1 million paid to the seller and the payment of debt and transaction costs of approximately $20.4 million, and is subject to certain post-closing adjustments.  The Company borrowed the remaining $25 million under its $75 million delayed-draw term loan facility and $25 million under the $50 million second delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

On August 29, 2003, the Company acquired a CT Fixed Facility located in Hammonton, New Jersey, which was financed with internally generated funds.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

In connection with the Acquisition, InSight entered into new credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of:  (i) a $150 million term loan B, (ii) a $75 million delayed-draw term loan facility; and (iii) a $50 million revolving credit facility (“Credit Facilities”).  In January 2003, the Company entered into an amendment to the Credit Facilities to add a $50 million second delayed-draw term loan facility.  The entire $150 million term loan B was used to consummate the Acquisition.  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5% to 3.75%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under both facilities.  The Company paid approximately $1.9 million during the year ended June 30, 2003 for unused facility fees on unborrowed amounts under the facilities.  The Company used the entire $75 million delayed-draw term loan facility and $25 million of the second delayed-draw loan facility to complete the acquisitions discussed above.  The Company expects to use the remaining $25 million under the second delayed-draw facility, which is available through January 31, 2005 to fund future acquisitions and capital expenditures.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of August 29, 2003, there were no borrowings under the revolving credit facility.

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

In addition to the indebtedness under the Credit Facilities, the Company, through InSight, has outstanding $225 million of 9 7/8% senior subordinated Notes.  The Notes mature in November 2011, with interest payable semi-annually and are redeemable at the option of the Company, in whole or in part, on or after November 1, 2006.  At any time prior to November 1, 2004, the Company may redeem up to 35% of the Notes at a specified redemption price if the Company is involved in an initial public offering of its capital stock.  The Notes are unsecured senior obligations of the Company and are subordinated in right of payment to all existing and future indebtedness, as defined in the indenture, of the Company, including borrowings under the Credit Facilities described above.  The indenture governing the Notes among other things:  (i) restricts the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places certain restrictions on the ability of certain subsidiaries, including the guarantors of the Notes, to pay dividends or make certain payments to InSight; and (iii) places restrictions on the ability of InSight and certain subsidiaries, including the guarantors of the Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of InSight.

Net cash provided by operating activities was approximately $61.8 million for the year ended June 30, 2003.  Cash provided by operating activities resulted primarily from net income before depreciation and amortization, (approximately $54.3 million), an increase in accounts payable and other accrued expenses (approximately $4.8 million), and a decrease in other current assets (approximately $4.9 million), partially offset by an increase in trade accounts receivables, net (approximately $2.2 million).

Net cash used in investing activities was approximately $102.7 million for the year ended June 30, 2003.  Cash used in investing activities resulted primarily from the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $57.0 million) and the Company's acquisition of Centers and Fixed Facilities, (approximately $46.3 million).

Net cash provided by financing activities was approximately $42.7 million for the year ended June 30, 2003, resulting primarily from borrowings of notes payable (approximately $50.0 million), partially offset by principal payments of notes payable and capital lease obligations (approximately $7.5 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $1.3 million, two diagnostic imaging systems for delivery through September 2003.  The Company expects to use either internally generated funds, its Credit Facilities or leases to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company’s business strategy.

Effective June 27, 2002, the Company purchased nine pieces of diagnostic imaging equipment from GE which had been financed through operating leases.  The total purchase price was approximately $14.2 million.  Effective July 1, 2002, the Company purchased 13 pieces of diagnostic imaging equipment from GE by converting operating leases to capital leases.  The capital leases bear interest at 7.84%, have 66 month terms and contain a $1.00 buy-out at the end of each lease.  The total purchase price was approximately $23.6 million.  As a result, annual equipment lease expense was reduced by approximately $7.8 million and depreciation and interest was increased by approximately the same amount.  In the future, the Company intends to finance purchase of diagnostic imaging equipment primarily with capital leases, internally generated funds, and its Credit Facilities, although the Company may choose to enter into operating leases for certain diagnostic imaging equipment.

The Company’s contractual obligations for long-term debt, including capital lease obligations and noncancellable leases are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$422,248	$2,009	$4,018	$144,043	$272,178
Capital lease obligations	28,333	7,401	12,040	8,566	326
Operating lease obligations	38,276	6,531	11,969	9,453	10,323
Total contractual obligations	$488,857	$15,941	$28,027	$162,062	$282,827

In addition, in connection with the implementation of the electronic transactions, security and privacy standards mandated by HIPAA, the Company expects to spend approximately $1.5 million (of which approximately $0.5 million had been spent as of June 30, 2003) to make necessary software upgrades to its radiology information system to make the system conform (i) with the privacy standards (which upgrades were completed in April 2003), (ii) with the electronic standards by October 2003, and (iii) with the security standards by February 2005.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through June 30, 2004 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Facilities.  In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above.  The Company’s acquisition strategy may require sources of capital in addition to that currently available to the Company.   No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

The Company’s revenues are primarily generated from contract services and patient services revenues.  Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee for-service arrangements in which revenues are based upon a contractual rate per procedure; (ii) equipment rental in which revenues are generally based upon a fixed monthly rental; and (iii) management fees.  Contract services revenues are primarily earned through Mobile Facilities and are generally paid pursuant to hospital contracts with a life span of up to five years.

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

Set forth below are the results of operations for the years ended June 30, 2003, 2002 and 2001.  The results of operations of the Company for the year ended June 30, 2002 have been derived by combining the results of operations of the Company for the year ended June 30, 2002 with the results of operations of InSight from July 1, 2001 to October 17, 2001, the date of the Acquisition.  The Company has no operations other than its investment in InSight.  The results of operations of InSight prior to the Acquisition incorporated in this discussion are the historical results of InSight, the predecessor to the Company.  InSight’s results do not reflect any purchase accounting adjustments included in the results of the Company after the Acquisition, and thus are not directly comparable.  Because of the effects of purchase accounting applied as a result of the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, the results of operations of the Company are not comparable in all respects to the results of operations of InSight prior to the Acquisition.  However, the Company’s management believes a discussion of the operations by combining the results of the Company and InSight is more meaningful as the Company’s operating revenues and expenses have not been affected by the Acquisition and splitting up the results between pre- and post-Acquisition periods would make comparisons of the operating trends to the prior year very different.  These combined results of operations have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been (amounts in thousands):

	Years Ended June 30,
	2003	2002	2001
	(unaudited)
Revenues	$237,752	$219,085	$211,503
Costs of operations	180,044	161,271	161,872
Gross profit	57,708	57,814	49,631
Corporate operating expenses	13,750	10,889	10,783
Income from company operations	43,958	46,925	38,848
Equity in earnings of unconsolidated partnerships	1,744	819	971
Acquisition related compensation charge	—	(15,616)	—
Operating income	45,702	32,128	39,819
Interest expense	37,514	38,867	23,394
Income (loss) before income taxes	8,188	(6,739)	16,425
Provision (benefit) for income taxes	3,266	(2,100)	2,624
Net income (loss)	$4,922	$(4,639)	$13,801

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

YEARS ENDED JUNE 30, 2003 AND 2002

REVENUES:  Revenues increased approximately 8.5% from approximately $219.1 million for the year ended June 30, 2002, to approximately $237.8 million for the year ended June 30, 2003.  This increase was due primarily to an increase in revenues at the Mobile Division (approximately $6.0 million) and an increase in revenues at the Fixed-Site Division (approximately $12.5 million).   Revenues for the Mobile Division and the Fixed-Site Division represented approximately 41% and 59%, respectively, of total revenues for the year ended June 30, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.

Revenues at the Mobile Division increased approximately 6.5% from approximately $91.9 million for the year ended June 30, 2002, to approximately $97.9 million for the year ended June 30, 2003.  The increase was due to higher utilization at the Company’s Mobile Facilities and an increase in the number of MRI and PET Mobile Facilities in operation during the year ended June 30, 2003 (approximately six Mobile Facilities).

Revenues at the Fixed-Site Division increased approximately 9.6% from approximately $127.3 million for the year ended June 30, 2002, to approximately $139.8 million for the year ended June 30, 2003.  The increase was due primarily to (i) the fiscal 2003 acquisition discussed above (approximately $6.5 million); (ii) revenues at the opened Fixed Facilities and (iii) higher utilization (approximately 6%), partially offset by a nominal decrease in reimbursement from third-party payors (approximately 1%).

Approximately 47% of the Company’s total revenues for the year ended June 30, 2003 were generated from contract services revenues.  Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 86% and 14%, respectively, of contract services revenues for the year ended June 30, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.  Each year approximately one-third of the contract services agreements are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past, where agreements have not been renewed, the Company has been able to obtain replacement contracts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts’ revenues have generally increased over the term of the agreement.  The nonrenewal of a single customer agreement would not have a material adverse impact on the Company’s contract services revenues; however, non-renewal of several contracts could have a material adverse impact on contract services revenues.

In addition, recent legislative intiatives in Florida may require Mobile Facilities operating in Florida, to be accredited by one of three national accreditation organizations and subject to certain quarterly reports as to the location of the Mobile Facilities.  The Company believes that these additional regulatory requirements will not have a material impact on contract services revenues.

As a result of the implementation of the new OPPS for outpatient services, effective August 1, 2000 Medicare began paying hospitals for outpatient services based on APC groups rather than on a hospital’s costs.  Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the BBA to soften the negative financial effects for a specific period of time (through 2003).  Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.  In addition, the BIPA included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced.   Effective January 1, 2002, CMS reduced the payment for unenhanced diagnostic procedures and increased payment for contrast-enhanced diagnostic procedures.  The extent to which this disparity in reimbursement will continue is unclear.

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

On the other hand, the Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services, especially for MRI and CT services, may cause hospitals to consider restructuring their diagnostic outpatient imaging services as freestanding centers which are unaffected by the new OPPS.  Notwithstanding to the OIG’s Special Advisory Bulletin discussed above, this may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals.  Given the infancy and complexity of the new OPPS, it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the transitional payments that may be available under the BBA) and to what extent they will attempt to renegotiate existing contractual arrangements.

Approximately 53% of the Company’s total revenues for the year ended June 30, 2003 were generated from patient services revenues. Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 2% and 98%, respectively, of patient services revenues for the year ended June 30, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.

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

COSTS OF OPERATIONS:  Costs of operations increased approximately 11.6% from approximately $161.3 million for the year ended June 30, 2002, to approximately $180.0 million for the year ended June 30, 2003.  This increase was due primarily to (i) the fiscal 2003 acquisition discussed above (approximately $4.7 million), and (ii) increased costs at existing facilities (approximately $14.0 million). The increase at existing facilities is due primarily to higher salaries and benefits, occupancy, equipment maintenance costs and depreciation, partially offset by reduced equipment lease costs.  The increase in depreciation and the reduction of equipment lease costs are due primarily to the buyout of operating leases and the conversion of operating leases to capital leases discussed above and to the Company’s capital expenditures in fiscal 2003.

Costs of operations at the Mobile Division increased approximately 5.2% from approximately $63.5 million for the year ended June 30, 2002, to approximately $66.8 million for the year ended June 30, 2003.  The increase was due primarily to equipment costs related to the additional Mobile Facilities discussed above, higher salaries and benefits and an increase in the Company’s mobile sales personnel.

Costs of operations at the Fixed-Site Division increased approximately 11.0% from approximately $89.9 million for the year ended June 30, 2002, to approximately $99.8 million for the year ended June 30, 2003.  The increase was due primarily to the fiscal 2003 acquisition discussed above (approximately $4.7 million), higher salaries and benefits, partially offset by reduced equipment maintenance costs at the Company’s existing facilities.

Costs of operations, as a percentage of total revenues, increased to approximately 75.9% for the year ended June 30, 2003, from approximately 73.6% for the year ended June 30, 2002.  The percentage increase is primarily due to the a higher percentage of Fixed Facilities and Centers as a result of the acquisition discussed above and to depreciation and amortization expense, partially offset by reduced equipment lease costs.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 26.6% from approximately $10.9 million for the year ended June 30, 2002, to approximately $13.8 million for the year ended June 30, 2003. The increase was due primarily to higher salaries and benefits and consulting costs associated with the Company’s acquisition and development activities, additional information systems costs to make the Company’s systems conform with HIPAA requirements and to higher salaries and benefits related to one-time severance payments for certain terminated employees.  Corporate operating expenses, as a percentage of total revenues, increased from approximately 5.0% for the year ended June 30, 2002, to approximately 5.8% for the year ended June 30, 2003.

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

INTEREST EXPENSE, NET:  Interest expense, net decreased approximately 3.6% from approximately $38.9 million for the year ended June 30, 2002, to approximately $37.5 million for the year ended June 30, 2003.  This decrease was due primarily to: (i) the elimination of the write-off of debt issuance costs as a result of the refinancing of the senior subordinated bridge financing in the year ended June 30, 2002 discussed above (approximately $7.4 million), (ii) a reduction in the Company’s effective interest rate on its variable rate debt, and (iii) principal payments on the Credit Facilities, partially offset by (i) additional debt related to the conversion of operating leases to capital leases discussed above, and (ii) additional debt related to the fiscal 2003 acquisition discussed above.

PROVISION FOR INCOME TAXES:  Provision for income taxes changed from a benefit of approximately $2.1 million for the year ended June 30, 2002, to a provision of approximately $3.3 million for the year ended June 30, 2003.  For the year ended June 30, 2003, the provision is due to the Company recording a tax provision at the statutory rate of 40%.  For the year ended June 30, 2002, the benefit was due to InSight recording a benefit to recognize the utilization of certain operating loss carrybacks.   At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year.  In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company’s net operating loss carryforwards.  The Company expects its effective tax rate will be approximately 40% in the future.

EBITDA:  Earnings before interest, taxes, depreciation and amortization including the acquisition related compensation charge (EBITDA) increased approximately 13.1% from approximately $84.0 million for the year ended June 30, 2002, to approximately $95.0 million for the year ended June 30, 2003.  This increase was primarily due to:  (i) increased operating income at the Company’s existing facilities, (ii) the buyout of operating leases and the conversion of operating leases to capital leases discussed above and (iii) the acquisition discussed above (approximately $2.2 million).  EBITDA for the Fixed-Site Division increased approximately 10.3% from approximately $53.6 million for the year ended June 30, 2002, to approximately $59.1 million for the year ended June 30, 2003.  EBITDA for the Mobile Division increased approximately 25.0% from approximately $44.4 million for the year ended June 30, 2002, to approximately $55.5 million for the year ended June 30, 2003.  EBITDA has been included because management believes that it is a useful tool for investors and management to measure the Company’s ability to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The calculation of EBITDA is as follows (in thousands):

	Years Ended June 30,
	2003	2002
	(unaudited)
Net income (loss), as reported	$4,922	$(4,639)
Provision (benefit) for income taxes	3,266	(2,100)
Interest expense	37,514	38,867
Acquisition related compensation charge	—	15,616
Depreciation and amortization	49,345	36,285
EBITDA	$95,047	$84,029

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

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 66.2% from approximately $23.4 million for the year ended June 30, 2001, to approximately $38.9 million for the year ended June 30, 2002.  This increase was due primarily to the write-off of debt issuance costs as a result of the refinancing of the senior subordinated bridge financing (approximately $7.4 million) and to additional debt related to the Acquisition and related financing activities discussed above and the unused facility fee payments discussed above, partially offset by reduced interest as a result of principal payments of long-term debt.

PROVISION FOR INCOME TAXES:  Provision for income taxes changed from approximately $2.6 million for the year ended June 30, 2001, to a benefit of approximately $2.1 million for the year ended June 30, 2002.  For the year ended June 30, 2002, the benefit is due to InSight recording a benefit to recognize the utilization of certain operating loss carrybacks.  For the year ended June 30, 2001, the provision is due to InSight recording a tax provision at the statutory rate of 40%, partially offset by a reduction in the valuation allowance attributed to the utilization of net operating loss carryforwards and the effect of permanent differences.

EBITDA:  Earnings before interest, taxes, depreciation and amortization including the acquisition related compensation charge increased approximately 3.7% from approximately $81.0 million for the year ended June 30,

2001, to approximately $84.0 million for the year ended June 30, 2002.  This increase was primarily due to higher revenues at existing facilities, partially offset by higher costs of services.   EBITDA for the Fixed-Site Division increased approximately 5.9% from approximately $50.6 million for the year ended June 30, 2001, to approximately $53.6 million for the year ended June 30, 2002.  EBITDA for the Mobile Division decreased approximately 6.1% from approximately $47.3 million for the year ended June 30, 2001, to approximately $44.4 million for the year ended June 30, 2002.  The reduction in EBITDA in the Mobile Division was due primarily to higher costs of services and to start-up costs relating to certain Mobile PET Facilities.  EBITDA has been included because management believes that it is a useful tool for measuring the Company’s ability to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The calculation of EBITDA is as follows (in thousands):

	Years Ended June 30,
	2002	2001
	(unaudited)
Net income (loss), as reported	$(4,639)	$13,801
Provision (benefit) for income taxes	(2,100)	2,624
Interest expense	38,867	23,394
Acquisition related compensation charge	15,616	—
Depreciation and amortization	36,285	41,134
EBITDA	$84,029	$80,953

NEW PRONOUNCEMENTS

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

In July 2001, the Company and InSight adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  Impairment results when the fair value of the Company’s reporting units, including goodwill, is less than its carrying value.  The Company completed a review of impairment for goodwill and other intangible assets, indicating no impairment as of January 1, 2003.

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

In April 2002, the FASB issued SFAS No. 145, “Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections.” SFAS 145 rescinds, amends or makes various technical corrections of certain existing authoritative pronouncements.  The Company adopted SFAS 145 on July 1, 2002.  As a result, the extraordinary loss from the extinguishment of debt of approximately $7.4 million will no longer be considered extraordinary, and has been classified as interest expense for the year ended June 30, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.”  SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure requirements of SFAS 148 on January 1, 2003.  The adoption of SFAS 148 did not have a material effect on the Company’s financial condition and results of operations.  As permitted under both SFAS 123 and SFAS 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees. “

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest.  FIN 46 applies to variable interest entities established after December 31, 2002.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial condition and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Company does not expect the adoption of SFAS 149 to have a material impact on its financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  The Company does not expect the adoption of SFAS 150 to have a material impact on its financial condition and results of operations.

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

TRADE ACCOUNTS RECEIVABLES:             The Company reviews its trade accounts receivables and its estimates of the allowance for doubtful accounts and contractual adjustments each period.  The amount of the allowance includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The amounts the Company will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments in the condensed consolidated financial statements at June 30, 2003.

GOODWILL AND OTHER INTANGIBLE ASSETS:   The Company evaluates the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each fiscal year.  As part of the evaluation, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been impairment.  The Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company’s incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

REVENUE RECOGNITION:  Revenues from contract services (primarily Mobile Facilities) and from patient services (primarily Fixed Facilities and Centers) are recognized when services are provided.  Patient services revenues are presented net of (i) related contractual adjustments, which represents the difference between the Company’s charge for a procedure and what it will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal health care programs, and (ii) payments due to radiologists.  Equipment rental revenues, management fees and other revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

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

At June 30, 2003, the Company had outstanding long-term debt of approximately $197.2 million, with floating rate terms.  The Company had outstanding an interest rate swap, converting $23.8 million of its floating rate debt to fixed rate debt.  The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.2 million on an annual basis.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements
for the Years Ended June 30, 2003 and 2002, the Period from July 1, 2001 to October 17, 2001 and for the Year Ended June 30, 2001

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

REPORT OF INDEPENDENT AUDITORS

To the Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying consolidated balance sheets as of June 30, 2003 and 2002 and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows for InSight Health Services Corp. (Predecessor) for the period from July 1, 2001 through October 17, 2001 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The financial statements of the Predecessor for the year ended June 30, 2001 were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those statements in their report dated August 29, 2001.

As discussed above, the financial statements of the Predecessor as of June 30, 2001 and for the year ended June 30, 2001, were audited by other independent accountants who have ceased operations.  As described in Note 17, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to the reportable segments have been restated to conform to the 2002 composition of reportable segments.  We audited the adjustments that were applied to restate the disclosure for reportable segments reflected in the 2001 financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Predecessor other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As described in Note 3, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PRICEWATERHOUSECOOPERS LLP
Orange County, California
September 18 , 2003

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

ARTHUR ANDERSEN LLP
Orange County, California
August 29, 2001

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2003 AND 2002

(Amounts in thousands, except share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,554	$17,783
Trade accounts receivables, net	46,096	43,859
Other current assets	10,149	8,056
Total current assets	75,799	69,698

PROPERTY AND EQUIPMENT, net	219,121	172,056
INVESTMENTS IN PARTNERSHIPS	2,734	1,886
OTHER ASSETS	19,371	21,117
OTHER INTANGIBLE ASSETS, net	36,470	36,270
GOODWILL	223,822	198,374
	$577,317	$499,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,009	$1,500
Current portion of capital lease obligations	5,696	1,775
Accounts payable and other accrued expenses	35,514	30,516
Total current liabilities	43,219	33,791

LONG-TERM LIABILITIES:
Notes payable, less current portion	420,239	372,375
Capital lease obligations, less current portion	18,175	2,514
Other long-term liabilities	4,070	3,345
Total long-term liabilities	442,484	378,234

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 and 5,468,764 shares issued and outstanding at June 30, 2003 and 2002, respectively	5	5
Additional paid-in capital	87,081	87,586
Accumulated other comprehensive loss	(403)	(224)
Retained earnings	4,931	9
Total stockholders’ equity	91,614	87,376
	$577,317	$499,401

The accompanying notes are an integral part of these consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001 AND

FOR THE YEAR ENDED JUNE 30, 2001

(Amounts in thousands)

			Predecessor
	Company		Period from July 1 to October 17,	Year Ended June 30,
	Years Ended June 30,
	2003	2002	2001	2001
REVENUES	$237,752	$155,407	$63,678	$211,503

COSTS OF OPERATIONS:
Costs of services	125,685	80,868	32,197	109,216
Provision for doubtful accounts	4,154	2,785	1,110	3,594
Equipment leases	860	5,469	2,557	7,928
Depreciation and amortization	49,345	26,462	9,823	41,134
Total costs of operations	180,044	115,584	45,687	161,872

Gross profit	57,708	39,823	17,991	49,631

CORPORATE OPERATING EXPENSES	13,750	7,705	3,184	10,783

Income from company operations	43,958	32,118	14,807	38,848

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,744	437	382	971

ACQUISITION RELATED COMPENSATION CHARGE	—	—	(15,616)	—

Operating income (loss)	45,702	32,555	(427)	39,819

INTEREST EXPENSE, net	37,514	32,546	6,321	23,394

Income (loss) before income taxes	8,188	9	(6,748)	16,425

PROVISION (BENEFIT) FOR INCOME TAXES	3,266	—	(2,100)	2,624

Net income (loss)	$4,922	$9	$(4,648)	$13,801

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total

	Shares	Amount
Company
BALANCE AT JUNE 30, 2001	—	$—	$—	$—	$—	$—

Sale of common stock, net of equity issuance costs	5,461,402	5	85,758	—	—	85,763

Issuance of common stock	7,362	—	133	—	—	133

Issuance of stock options	—	—	1,695	—	—	1,695

Net income	—	—	—	—	9	9

Other comprehensive loss:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(224)	—	(224)
Comprehensive (loss)						(215)
BALANCE AT JUNE 30, 2002	5,468,764	5	87,586	(224)	9	87,376

Stock options exercised	50	—	1	—	—	1

Purchase of stock options	—	—	(506)	—	—	(506)

Net income	—	—	—	—	4,922	4,922

Other comprehensive income:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(179)	—	(179)
Comprehensive income						4,743
BALANCE AT JUNE 30, 2003	5,468,814	$5	$87,081	$(403)	$4,931	$91,614

The accompanying notes are an intergral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001 AND FOR THE YEAR ENDED JUNE 30, 2001

(Amounts in thousands, except share data)

	Preferred Stock								Additional	Other	Retained
	Series B		Series C		Series D		Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Total
Predecessor

BALANCE AT JUNE 30, 2000	25,000	$23,923	27,953	$13,173	—	$—	2,979,293	$3	$23,743	$—	$(9,355)	$51,487

Stock options and warrants exercised	—	—	—	—	—	—	32,375	—	183	—	—	183

Adjustment for fractional shares on merger exchange	—	—	—	—	—	—	(12)	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—	—	—	13,801	13,801
BALANCE AT JUNE 30, 2001	25,000	23,923	27,953	13,173	—	—	3,011,656	3	23,926	—	4,446	65,471

Stock options and warrants exercised	—	—	—	—	—	—	13,911	—	145	—	—	145

Conversion of Series B and Series C to Series D Preferred Stock	(25,000)	(23,923)	(27,953)	(13,173)	632,266	37,096	—	—	—	—	—	—

Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	(632,266)	(37,096)	6,323,660	6	37,090	—	—	—

Acquisition related compensation charge	—	—	—	—	—	—	—		15,616	—	—	15,616

Net loss	—	—	—	—	—	—	—	—	—	—	(4,648)	(4,648)

Other comprehensive (loss)	—	—	—	—	—	—	—	—	—	(682)	—	(682)
Comprehensive (loss)												(5,330)
BALANCE AT OCTOBER 17, 2001	—	$—	—	$—	—	$—	9,349,227	$9	$76,777	$(682)	$(202)	$75,902

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001 AND

FOR THE YEAR ENDED JUNE 30, 2001

(Amounts in thousands)

			Predecessor
	Company		Period from July 1 to October 17,	Year Ended June 30,
	Years Ended June 30,
	2003	2002	2001	2001
OPERATING ACTIVITIES:
Net income (loss)	$4,922	$9	$(4,648)	$13,801
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	—	7,378	—	—
Depreciation and amortization	49,345	26,462	9,823	41,134
Acquisition related compensation charge	—	—	15,616	—
Cash provided by (used in) changes in operating assets and liabilites:
Trade accounts receivables, net	(2,237)	1,874	(2,378)	(2,757)
Other current assets	4,907	590	(3,616)	782
Accounts payable and other accrued expenses	4,819	3,288	23	(2,278)
Net cash provided by operating activities	61,756	39,601	14,820	50,682

INVESTING ACTIVITIES:
Purchase of InSight common stock	—	(187,722)	—	—
Cash acquired in the Acquisition	—	8,429	—	—
Acquisition of Centers and Fixed Facilities	(46,292)	—	—	—
Additions to property and equipment	(56,967)	(43,655)	(20,852)	(22,911)
Other	554	1,385	(740)	(531)
Net cash used in investing activities	(102,705)	(221,563)	(21,592)	(23,442)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	1	—	145	183
Purchase of stock options	(506)	—	—	—
Proceeds from sale of common stock, net of equity issuance costs	—	85,763	—	—
Issuance of common stock	—	133	—	—
Payment of deferred loan fees	—	(29,499)	—	—
Principal payments of notes payable and capital lease obligations	(7,500)	(416,510)	(8,579)	(31,759)
Proceeds from issuance of notes payable	50,000	575,000	—	—
Payments made in connection with refinancing notes payable	—	(15,109)	—	—
Other	725	(33)	381	457
Net cash provided by (used in) financing activities	42,720	199,745	(8,053)	(31,119)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	1,771	17,783	(14,825)	(3,879)
Cash, beginning of period	17,783	—	23,254	27,133
Cash, end of period	$19,554	$17,783	$8,429	$23,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$36,286	$20,173	$6,799	$22,947
Income taxes paid (received)	(224)	4	943	2,582
Equipment additions under capital leases	25,455	—	—	11,780

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

2.     BASIS OF PREPARATION

The accompanying consolidated balance sheets as of June 30, 2003 and 2002, the consolidated statements of operations for the years ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the years ended June 30, 2003 and 2002, reflect the consolidated financial position, results of operations and cash flows of the Company and also include the consolidated financial position, statements of operations and cash flows of InSight from the date of the Acquisition and include all material adjustments required under purchase accounting.  InSight is considered the predecessor to the Company in accordance with Regulation S-X.  As such, the historical financial statements of InSight prior to the Acquisition are included in the accompanying consolidated financial statements, including the consolidated statements of operations for the period from July 1, 2001 to October 17, 2001 and for the year ended June 30, 2001 and the consolidated statements of cash flows for the period from July 1, 2001 to October 17, 2001 and for the year ended June 30, 2001 (collectively Predecessor financial statements).  The Predecessor financial statements have not been adjusted to reflect the Acquisition of InSight by the Company.  As such, the consolidated financial statements of the Company after the Acquisition are not directly comparable to the Predecessor financial statements prior to the Acquisition.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   NATURE OF BUSINESS

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 29 states throughout the United States.  The Company has two reportable segments:  Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 86 mobile magnetic resonance imaging (MRI) facilities, 11 mobile positron emission tomography (PET) facilities, three mobile lithotripsy facilities (collectively, Mobile Facilities), 52 fixed-site MRI facilities (Fixed Facilities), 32 multi-modality fixed-site imaging centers (Centers), two PET fixed-site centers, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center.  An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

Subsequent to June 30, 2003, the Company completed an acquisition of 14 mobile MRI facilities, four mobile PET facilities, three mobile computed tomography (CT) facilities and one mobile lithotripsy facility primarily located in the Mid-Atlantic states (Note 19).

At its Centers, the Company typically offers other services in addition to MRI, including CT, diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

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

c.   USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.   REVENUE RECOGNITION

Revenues from contract services (primarily Mobile Facilities) and from patient services (primarily Fixed Facilities and Centers) are recognized when services are provided.  Patient services revenues are presented net of (i) related contractual adjustments, which represents the difference between the Company’s charge for a procedure and what it will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal health care programs, and (ii) payments due to radiologists.  Equipment rental revenues, management fees and other revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

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

The Company capitalizes expenditures for improvements and major equipment upgrades.  Maintenance, repairs and minor replacements are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

g.              DEFERRED FINANCING COSTS

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from seven to ten years.  Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations.  Total costs deferred and included in other assets in the accompanying consolidated balance sheets at June 30, 2003 and 2002 were approximately $19.0 million and $20.5 million, respectively.

h.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of InSight at October 17, 2001, the date of the Acquisition and the acquisition completed in 2003 (Note 4).  In accordance with SFAS 142, the goodwill and indefinite-lived intangibles balances are not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test.  Net other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from three to thirty years.

A reconciliation of goodwill for the year ended June 30, 2003 is as follows (amounts in thousands):

	Mobile	Fixed-Site	Consolidated
Goodwill, June 30, 2002	$79,079	$119,295	$198,374
Acquired in acquisitions	—	25,393	25,393
Adjustments to goodwill	—	55	55
Goodwill, June 30, 2003	$79,079	$144,743	$223,822

The Company evaluates the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each fiscal year.  As part of the evaluation, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been impairment.  The Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company’s incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  As of June 30, 2003, the Company does not believe any impairment of goodwill or other intangible assets has occurred.

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

k.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is estimated using available market information and other valuation methodologies. The fair value of the Company’s financial instruments is estimated to approximate the related book value, unless otherwise indicated.

l.     NEW PRONOUNCEMENTS

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

In July 2001, the Company and InSight adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS 142 eliminates the amortization of goodwill, permits indefinite-lived intangible assets and initiates an annual review for impairment.  Identifiable intangible assets with a determinable useful life will continue to be amortized.  Impairment results when the fair value of the Company’s reporting units, including goodwill, is less than its carrying value.  The Company completed a review of impairment for goodwill and other intangible assets, indicating no impairment as of January 1, 2003.

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

In April 2002, the FASB issued SFAS No. 145, “Revision of SFAS Nos. 4, 44, and 64, Amendment of FASB No. 13 and Technical Corrections.” SFAS 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements.  The Company adopted SFAS 145 on July 1, 2002.  As a result, the extraordinary loss from the extinguishment of debt of approximately $7.4 million will no longer be considered extraordinary, and has been classified as interest expense for the year ended June 30, 2002.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.”  SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure requirements of SFAS 148 on January 1, 2003.  The adoption of SFAS 148 did not have a material effect of the Company’s financial condition and results of operations.  As permitted under both SFAS 123 and SFAS 148, the Company continues to follow the intrinsic value method of accounting under Accounting Principles Board No. 25 “Accounting for Stock Issued to Employees. “

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest.  FIN 46 applies to variable interest entities established after December 31, 2002.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial condition and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Company does not expect the adoption of SFAS 149 to have a material impact on its financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1,

2003.  The Company does not expect the adoption of SFAS 150 to have a material impact on its financial condition and results of operations.

4.     ACQUISITIONS

The Acquisition was accounted for as a purchase by the Company.  The purchase accounting adjustments of the Company have been recorded in the accompanying consolidated financial statements as of and for any periods subsequent to October 17, 2001.  The excess purchase price paid by the Company over its estimates of the fair market value of the tangible assets and liabilities of InSight as of the date of the Acquisition was approximately $234.2 million and is reflected as goodwill and other intangible assets, net in the accompanying consolidated balance sheets as of June 30, 2003 and 2002.  In accordance with SFAS 141, the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  A summary of the assets acquired and liabilities assumed in the Acquisition follows (amounts in thousands):

Cash purchase price	$403,453
Estimated fair values
Assets acquired:
Tangible	357,877
Other Intangible Assets	37,870
Liabilities assumed	(189,993)
Goodwill	$197,699

In April 2003, the Company acquired 13 diagnostic imaging centers located in Southern California, which are included in the Fixed-Site Division.  The acquisition consists of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $47 million, which included approximately $39 million paid to the seller and the payment of debt and transaction costs of approximately $8 million, and is subject to certain post-closing adjustments.  The excess purchase price paid by the Company over its estimates of the fair market value of the tangible and other intangible assets as of the date of the acquisition was approximately $28.6 million and is reflected as goodwill, net in the accompanying consolidated balance sheet as of June 30, 2003.  In accordance with SFAS 141, the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill.  The purchase price allocation is based upon preliminary evaluations and other studies of the fair value of the net assets acquired.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  A preliminary summary of the assets acquired and liabilities assumed follows (amounts in thousands):

Cash purchase price	$46,488
Estimated fair values
Assets acquired:
Tangible	17,977
Other Intangible Assets	3,200
Liabilities assumed	(82)
Goodwill	$25,393

Unaudited pro-forma combined results of operations of the Company, assuming the acquisitions had occurred as of July 1, 2001, are presented below.  The pro-forma combined results of operations include the combined results of operations of the Company and InSight for the year ended June 30, 2002.  The pro-forma combined results of operations for the years ended June 30, 2003 and 2002, include adjustments to interest expense, the consolidation of certain joint ventures in which the Company purchased a 100% interest, and amortization of identified intangible assets.  These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Years Ended June 30,
	2003	2002
	(unaudited)
Revenues	$258,287	$246,605
Costs of operations	196,038	183,774
Gross profit	62,249	62,831
Corporate operating expenses	15,964	14,476
Income from company operations	46,285	48,355
Equity in earnings of unconsolidated partnerships	1,744	819
Operating income	48,029	49,174
Interest expense	39,577	46,112
Income before income taxes	8,452	3,062
Provision (benefit) for income taxes	3,371	(1,522)
Net income	$5,081	$4,584

5.     TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

	June 30,
	2003	2002
Trade accounts receivables	$93,914	$80,581
Less: Allowances for doubtful accounts and contractual adjustments	36,273	26,490
Allowances for professional fees	11,545	10,232
Trade accounts receivables, net	$46,096	$43,859

The allowances for doubtful accounts and contractual adjustments includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience.  The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowances for doubtful accounts and contractual adjustments in the financial statements at June 30, 2003.

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

6.     PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	June 30,
	2003	2002
Vehicles	$3,605	$3,135
Land, building and leasehold improvements	23,133	19,635
Computer and office equipment	21,967	14,676
Diagnostic and related equipment	158,972	108,794
Equipment and vehicles under capital leases	79,426	47,997
	287,103	194,237
Less: Accumulated depreciation and amortization	67,982	22,181
Property and equipment, net	$219,121	$172,056

7.     OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows (amounts in thousands):

	June 30,2003		June 30, 2002
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Managed care agreements	$21,210	$874	$18,010	$150
Contracts	11,180	3,726	11,180	1,450
	32,390	4,600	29,190	1,600

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$41,070	$4,600	$37,870	$1,600

Amortization of intangible assets was approximately $3.0 million, $1.6 million, $0.1 million and $6.2 million, for the years ended June 30, 2003 and 2002, the period from July 1, 2001 to October 17, 2001, and for the year ended June 30, 2001, respectively.

Estimated amortization expense for the years ending June 30 is as follows (amounts in thousands):
2004	$2,836
2005	2,836
2006	2,836
2007	1,345
2008	600

8.     ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	June 30,
	2003	2002
Accounts payable	$3,090	$1,660
Accrued equipment related costs	6,807	7,663
Accrued payroll and related costs	8,047	6,985
Accrued interest expense	4,719	5,114
Accrued professional fees	1,753	2,047
Accrued income taxes	4,311	983
Other accrued expenses	6,787	6,064
	$35,514	$30,516

9.     NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	June 30,
	2003	2002

Notes payable to bank (Credit Facilities), bearing interest at LIBOR plus 3.5 percent (4.60 percent at June 30, 2003), principal and interest payable quarterly, maturing in October 2008. The notes are collateralized by substantially all of the Company’s assets.	$197,248	$148,875

Unsecured senior subordinated notes payable (Notes), bearing interest at 9.875 percent, interest payable semi-annually, principal due in October 2011. At June 30, 2003, the fair value of the notes was approximately $234 million.	225,000	225,000
Total notes payable	422,248	373,875
Less: Current portion	2,009	1,500
Long-term notes payable	$420,239	$372,375

Scheduled maturities of equipment and other notes payable at June 30, 2003, are as follows (amounts in thousands):

2004	$2,009
2005	2,009
2006	2,009
2007	2,009
2008	142,034
Thereafter	272,178
$422,248

The Company, through InSight, has credit facilities (Credit Facilities) with a bank and a syndication of other lenders consisting of (i) a $150 million term loan B, (ii) a $75 million delayed-draw term loan facility, (iii) a $50 million revolving credit facility and (iv) a $50 million second delayed-draw term loan facility.  The entire $150 million term loan B was used to consummate the Acquisition.  Borrowings under the Credit Facilities bear interest at rates ranging from LIBOR plus 3.5% to 3.75%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under the facilities.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of June 30, 2003, there were $50 million in borrowings under the $75 million delayed-draw term loan facility and no borrowings under $50 million second delayed-draw term loan facility and the revolving credit facility.

Subsequent to June 30, 2003 the Company borrowed the remaining $25 million under the $75 million delayed-draw term loan facility and $25 million under the $50 million second delayed-draw term loan facility to complete an acquisition of 22 Mobile Facilities located in the Mid-Atlantic states (Note 19).  The Company expects to use the remaining $25 million under the second delayed-draw facility, which is available through January 31, 2005, to fund future acquisitions and capital expenditures.

The credit agreement related to the Credit Facilities and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of June 30, 2003, the Company was in compliance with these covenants.

During 1998, InSight entered into an interest rate swap agreement with a bank to hedge against the effects of increases in the interest rates associated with floating rate debt on its bank financing.  The initial and June 30, 2003 notional amount of the swap agreement was $40.0 million and $23.8 million, respectively.  The swap agreement expires in 2004 (Note 15).

10.  LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

The Company leases diagnostic equipment, certain other equipment and its office, imaging and treatment facilities under various capital and operating leases.  Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2003 are as follows (amounts in thousands):

	Capital	Operating
2004	$7,401	$6,531
2005	6,020	6,129
2006	6,020	5,840
2007	5,637	5,262
2008	2,929	4,191
Thereafter	326	10,323
Total minimum lease payments	28,333	$38,276
Less: Amounts representing interest	4,462
Present value of capital lease obligations	23,871
Less: Current portion	5,696
Long-term capital lease obligations	$18,175

Rental expense for diagnostic equipment and other equipment for the years ended June 30, 2003 and 2002, the period from July 1, 2001 to October 17, 2001 and the year ended June 30, 2001 was $0.9 million, $5.5 million, $2.6 million and $7.9 million, respectively.

The Company occupies facilities under lease agreements expiring through 2016.  Rental expense for these facilities for the year ended June 30, 2003 and 2002, the period from July 1, 2001 to October 17, 2001 and the year ended June 30, 2001, was $6.5 million, $3.9 million, $1.5 million and $5.4 million, respectively.

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

11.  CAPITAL STOCK

WARRANTS:   The Company does not have a formal warrant plan.  All warrants, which had been granted by InSight in connection with previous financing transactions, had been issued with an exercise price of at least the fair market value of its common stock on the issuance date.   All holders of warrants, which at the time of the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the warrants, and the warrants were terminated.  A summary of the status of the InSight warrants at October 17, 2001 and June 30, 2001 and changes during the periods is presented below:

	Shares	Weighted Average Exercise Price
Predecessor
Outstanding, June 30, 2001	642,183	$9.17
Exercised	(7,183)	5.64
Cancelled at the Acquisition	(635,000)	9.21
Outstanding, October 17, 2001	—	$—

STOCK OPTIONS:  The Company reserved 626,000 shares for the granting of nonstatutory stock options to key employees.  Options are issued with an exercise price of at least the fair market value, as determined by the board of directors, of its common stock on the grant date.  A portion of the options vest cumulatively over various periods up to eight years from the grant date, and a portion are performance based and vest cumulatively upon the achievement of certain performance targets.  The options are exercisable in whole or in installments, and expire ten years from the grant date.

The Company has one stock option plan, which provided for the granting of nonstatutory stock options to four key employees, all of which are fully vested.  Holders of options for 175,990 shares of InSight common stock rolled over their options and received options for the Company’s common stock with the same terms under the Company’s stock option plan.  In 2003, the Company purchased the vested stock options covering 56,000 shares of the Company’s common stock at a price equal to the difference between $19.07 and the exercise price per share.

In addition, InSight had five stock option plans.  All holders of options, which at the time of the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options, and the options were terminated.  As a result of the cancellation of the InSight options and warrants, InSight recorded an acquisition related compensation charge of $15.6 million.

As of June 30, 2003, the Company had 113,125 shares available for issuance.  A summary of the status of the Company’s and InSight’s stock option plans at June 30, 2003, 2002 and 2001 and changes during the periods is presented below:

	Shares	Weighted Average Exercise Price
Company
Outstanding, June 30, 2001	—	$—
Granted	777,990	15.82
Forfeited	(5,000)	18.00
Outstanding, June 30, 2002	772,990	15.81
Granted	25,500	19.01
Exercised	(50)	18.00
Repurchased	(56,000)	8.97
Forfeited	(109,625)	18.00
Outstanding, June 30, 2003	632,815	$16.16

Predecessor
Outstanding, June 30, 2000	1,308,740	$7.90
Granted	370,000	8.71
Exercised	(17,375)	5.79
Forfeited	(105,667)	11.33
Outstanding, June 30, 2001	1,555,698	7.88
Granted	5,000	16.51
Exercised	(6,728)	15.64
Cancelled at the Acquisition	(1,377,980)	7.81
Rolled over to Company options	(175,990)	8.37
Outstanding, October 17, 2001	—	$—

Exercisable at:
June 30, 2001	867,239	$7.41
June 30, 2002	175,990	$8.37
June 30, 2003	148,465	$9.99

Of the 632,815 options outstanding at June 30, 2003, the characteristics are as follows:

Exercise Price Range	Weighted Average Exercise Price	Options Exercisable	Total Options Outstanding	Remaining Contractual Life
$8.37	$8.37	123,490	123,490	8.33 years
18.00 - 19.01	18.05	24,975	509,325	8.02 years
		148,465	632,815

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation”, the Company accounts for the options and warrants issued to employees in accordance with APB Opinion No. 25.  SFAS 123 requires that the Company present pro forma disclosures of net income as if the Company had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.  The Company’s or the Predecessor’s net income would have reflected the following pro forma amounts (amounts in thousands):

				Predecessor
				Period from July 1 to October 17, 2001	Year Ended June 30, 2001
		Company
		Years Ended June 30,
		2003	2002
Net income:	As Reported	$4,922	$9	$(4,648)	$13,801
	Pro Forma	4,270	(1,079)	(4,648)	12,458

The fair value of each option grant and warrant issued is estimated on the date of grant or issuance using the Black-Scholes pricing model with the following assumptions used for the grants and issuances in the years ended June 30, 2003, 2002 and 2001, respectively:

			Predecessor
	Company		Year Ended June 30,
	Years Ended June 30,
	2002	2002	2001
Assumptions
Risk-free interest rate	4.07 - 4.58%	4.60%	5.87%
Volatility	0.00%	0.00%	71.27%
Expected dividend yield	0.00%	0.00%	0.00%
Estimated contractual life	10.00 years	9.30 years	9.19 years

12.  INCOME TAXES

The provision (benefit) for income taxes for the years ended June 30, 2003 and 2002, the period from July 1, 2001 to October 17, 2001, and the year ended June 30, 2001 was computed using effective tax rates calculated as follows:

			Predecessor
			Period from July 1 to October 17, 2001	Year Ended June 30, 2001
	Company
	Years Ended June 30,
	2002	2002
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.0	6.0	6.0	6.0
Permanent items, including goodwill and non-deductible merger costs	1.0	1.0	115.0	5.0
Changes in valuation allowance	1.0	(1.0)	(186.0)	(29.1)
Net effective tax rate	40.0%	40.0%	(31.0)%	15.9%

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.  The provision (benefit) for income taxes for the years June 30, 2003 and 2002, the period from July 1, 2001 to October 17, 2001, and the year ended June 30, 2001 consisted of the following (amounts in thousands):

			Predecessor
			Period from
	Company		July 1 to	Year Ended
	Years Ended June 30,		October 17,	June 30,
	2003	2002	2001	2001
Current provision:
Federal	$2,491	$—	$(2,100)	$2,931
State	—	—	—	1,173
	3,266	—	(2,100)	4,104
Deferred taxes arising from temporary differences:		—
State income taxes	(176)	—	—	(480)
Accrued expenses (not currently deductible)	163	(138)	(116)	(198)
Reserves	1,127	(313)	(535)	(1,790)
Depreciation and amortization	7,718	3,168	2,474	7,920
Creation/utilization of net operating losses	(9,491)	(2,761)	(14,145)	836
Section 481 adjustment	(2,343)	—	—	—
Changes in valuation allowance reducing goodwill	—	—	(10)	—
Changes in valuation allowance	1,728	50	12,336	(4,044)
Non-goodwill intangible amortization	1,200	—	—	—
Alternative minimum tax credit carryforwards	—	—	—	(3,038)
Other	74	(6)	(4)	(686)
	—	—	—	(1,480)
Total provision (benefit) for income taxes	$3,266	$—	$(2,100)	$2,624

The components of the Company’s net deferred tax asset (including current and non-current portions) as of June 30, 2003 and 2002, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):

	June 30,
	2003	2002
Reserves	$5,477	$6,603
Accrued expenses (not currently deductible)	1,307	1,469
Depreciation and amortization	(24,608)	(16,890)
NOL carryforwards	36,152	26,661
Valuation allowance	(11,067)	(11,622)
Non-goodwill intangible amortization	(9,836)	(11,036)
State taxes	176	—
Section 481 adjustment	2,322	4,665
Other	77	150
	$—	$—

As of June 30, 2003, the Company had NOL carryforwards of approximately $66.0 million, expiring on various dates through 2019.  The NOLs and related deferred tax components have been reduced to reflect limitations from prior changes in ownership.  A valuation allowance is provided against the net deferred tax asset when it is more likely than not that the net deferred tax asset will not be realized.  The Company established approximately $8.2 million of valuation allowance in the purchase accounting in connection with the Acquisition.  As a result, as the underlying tax attributes are utilized, the reduction in valuation allowance will be recorded as a reduction of goodwill.  None of these tax attributes had been utilized at June 30, 2003.

13.  RETIREMENT SAVINGS PLANS

InSight has a 401(k) profit sharing plan (Plan), which is available to all eligible employees, pursuant to which InSight may match a percentage of employee contributions to the Plan.  InSight contributions of approximately $0.8 million, $0.4 million, $0.2 million, and $0.7 million were made for the years ended June 30, 2003 and 2002, the period from July 1, 2001 to October 17, 2001, and for the year ended June 30, 2001, respectively.

14.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The Company has direct ownership in five Partnerships at June 30, 2003, one of which operates a Fixed Facility, three of which operate Centers and one of which operates a Mobile PET Facility.  The Company owns between 25 percent and 50 percent of these Partnerships, serves as the managing general partner and provides certain management services under agreements expiring in 2010.  These Partnerships are accounted for under the equity method since the Company does not exercise control over the operations of these Partnerships and does not have primary responsibility for the Partnerships’ long-term debt.

Set forth below is certain financial data of these Partnerships (amounts in thousands):

	June 30,
	2003	2002
Combined Financial Position:
Current assets:
Cash	$4,028	$2,383
Trade accounts receivables, net	2,294	3,224
Other	457	429
Property and equipment, net	6,807	9,127
Intangible assets, net	783	990
Total assets	14,369	16,153
Current liabilities	(3,497)	(4,576)
Due to the Company	(2,397)	(3,108)
Long-term liabilities	(2,324)	(4,324)
Net assets	$6,151	$4,145

Set forth below are the combined operating results of the Partnerships and the Company’s equity in earnings of the Partnerships (amounts in thousands):

			Predecessor
			Period from July 1 to October 17, 2001	Year Ended June 30, 2001
	Company
	Years Ended June 30,
	2003	2002
Operating Results:
Net revenues	$19,291	$10,604	$6,073	$11,344
Expenses	15,646	10,382	4,987	9,211
Net income	$3,645	$222	$1,086	$2,133

Equity in earnings of partnerships	$1,744	$437	$382	$971

The Company has direct ownership in 50 percent of an additional Partnership, which operates a Center.  Since the Company controls the operations and is primarily responsible for the associated long-term debt, the Partnership has been included in the Company’s consolidated financial statements.  Total assets and revenues as of and for the year ended June 30, 2003 for the Company’s 50 percent controlled entity which is consolidated were approximately $2.7 million and $6.6 million, respectively.

15.  HEDGING ACTIVITIES

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

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.  InSight had entered into an interest rate swap to pay a fixed rate of interest to a counterparty and received a floating rate of interest and had designated the interest rate swap as a cash flow hedge of its floating rate debt.  Such swaps have the effect of converting variable rate borrowings into fixed rate borrowings.

Subsequent to the Acquisition, the Company re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the Credit Facilities.  At June 30, 2003, the notional amount of this swap was $23.8 million with a fair value loss of approximately $0.9 million.  The fair value of the swap at the time of the Acquisition was approximately $1.8 million and represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $0.8 million of hedge ineffectiveness was recognized as a reduction to interest expense for the year ended June 30, 2003.

16.  RELATED PARTY TRANSACTIONS

Upon the completion of the Acquisition, the Company entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  Under the agreement, InSight paid J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. a transaction fee of $4,500,000 and $1,125,000 respectively, for services rendered in connection with the Acquisition, which was recorded as a reduction of additional paid-in capital during the year ended June 30, 2002.  Additionally, J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. will provide business, management and financial advisory services to InSight and the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.

17.   SEGMENT INFORMATION

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

The following tables summarize the operating results by segment (amounts in thousands):

Company

Year ended June 30, 2003:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$97,936	$139,816	$—	$237,752
Depreciation and amortization	24,322	17,408	7,615	49,345
Total costs of operations	66,823	99,795	13,426	180,044
Equity in earnings of unconsolidated partnerships	84	1,660	—	1,744
Operating income (loss)	31,197	41,681	(27,176)	45,702
Interest expense, net	11,190	8,259	18,065	37,514
Income (loss) before income taxes	20,007	33,422	(45,241)	8,188

Year ended June 30, 2002:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$65,630	$89,995	$(218)	$155,407
Depreciation and amortization	11,388	11,096	3,978	26,462
Total costs of operations	45,683	64,316	5,585	115,584
Equity in earnings (loss) of unconsolidated partnerships	(109)	546	—	437
Operating income (loss)	19,838	26,225	(13,508)	32,555
Interest expense, net	5,964	6,361	20,221	32,546
Income (loss) before income taxes	13,874	19,864	(33,729)	9

Predecessor

Period from July 1, 2001 through October 17, 2001:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$26,333	$37,313	$32	$63,678
Depreciation and amortization	4,621	4,187	1,015	9,823
Total costs of operations	17,828	25,600	2,259	45,687
Equity in earnings of unconsolidated partnerships	41	341	—	382
Acquisition related compensation charge	—	—	(15,616)	(15,616)
Operating income (loss)	8,546	12,054	(21,027)	(427)
Interest expense, net	2,543	2,538	1,240	6,321
Income (loss) before income taxes	6,003	9,516	(22,267)	(6,748)

Year ended June 30, 2001:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$92,408	$119,219	$(124)	$211,503
Depreciation and amortization	19,366	17,113	4,655	41,134
Total costs of operations	64,486	86,684	10,702	161,872
Equity in earnings of unconsolidated partnerships	8	963	—	971
Operating income (loss)	27,930	33,498	(21,609)	39,819
Interest expense, net	9,757	9,288	4,349	23,394
Income (loss) before income taxes	18,173	24,210	(25,958)	16,425

18.  RESULTS OF QUARTERLY OPERATIONS (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands)
2003:
Revenues	$58,656	$58,265	$56,134	$64,697	$237,752
Gross profit	15,499	14,510	12,508	15,191	57,708
Net income	1,956	1,444	256	1,266	4,922

2002:
Revenues	$53,117	$53,672	$55,526	$56,770	$219,085
Gross profit	15,046	12,853	14,351	15,564	57,814
Net income (loss)	4,967	(16,794)	3,127	4,061	(4,639)

19.  SUBSEQUENT EVENT

On August 1, 2003, the Company acquired 22 Mobile Facilities primarily located in the Mid-Atlantic states.  The acquisition consists of certain tangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $48.5 million, which includes approximately $28.1 million paid to the seller and the payment of debt and transaction costs of approximately $20.4 million, and is subject to certain post-closing adjustments.  The Company borrowed the remaining $25 million under its $75 million delayed-draw term loan facility and $25 million under the $50 million second delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

20.  SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

InSight’s payment obligations under the Notes (Note 9) are guaranteed by the Company (Parent Company) and all of InSight’s wholly owned subsidiaries (the Guarantor Subsidiaries).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  The Company accounts for its investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to the Company are restricted under the Credit Facilities.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2003

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$15,965	$3,589	$—	$19,554
Trade accounts receivables, net	—	—	37,431	8,665	—	46,096
Other current assets	—	—	9,697	452	—	10,149
Intercompany accounts receivable	86,683	422,248	21,661	—	(530,592)	—
Total current assets	86,683	422,248	84,754	12,706	(530,592)	75,799
Property and equipment, net	—	—	196,792	22,329	—	219,121
Investments in partnerships	—	—	2,734	—	—	2,734
Investments in consolidated subsidiaries	4,931	4,931	10,572	—	(20,434)	—
Other assets	—	—	19,201	170	—	19,371
Goodwill and other intangible assets, net	—	—	255,789	4,503	—	260,292
	$91,614	$427,179	$569,842	$39,708	$(551,026)	$577,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,009	$5,218	$478	$—	$7,705
Accounts payable and other accrued expenses	—	—	34,449	1,065	—	35,514
Intercompany accounts payable	—	—	508,932	21,660	(530,592)	—
Total current liabilities	—	2,009	548,599	23,203	(530,592)	43,219
Notes payable and capital lease obligations, less current portion	—	420,239	16,230	1,945	—	438,414
Other long-term liabilities	—	—	82	3,988	—	4,070
Stockholders’ equity	91,614	4,931	4,931	10,572	(20,434)	91,614
	$91,614	$427,179	$569,842	$39,708	$(551,026)	$577,317

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2003

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$193,956	$43,796	$—	$237,752
Costs of operations	—	—	142,668	37,376	—	180,044
Gross profit	—	—	51,288	6,420	—	57,708

Corporate operating expenses	—	—	13,750	—	—	13,750
Income from company operations	—	—	37,538	6,420	—	43,958

Equity in earnings of unconsolidated partnerships	—	—	1,744	—	—	1,744
Operating income	—	—	39,282	6,420	—	45,702

Interest expense, net	—	—	35,601	1,913	—	37,514
Income before income taxes	—	—	3,681	4,507	—	8,188

Provision for income taxes	—	—	3,266	—	—	3,266
Income before equity in income of consolidated subsidiaries	—	—	415	4,507	—	4,922

Equity in income of consolidated subsidiaries	4,922	4,922	4,507	—	(14,351)	—
Net income	$4,922	$4,922	$4,922	$4,507	$(14,351)	$4,922

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$128,442	$26,965	$—	$155,407
Costs of operations	—	—	93,515	22,069	—	115,584
Gross profit	—	—	34,927	4,896	—	39,823

Corporate operating expenses	—	—	7,705	—	—	7,705
Income from company operations	—	—	27,222	4,896	—	32,118

Equity in earnings of unconsolidated partnerships	—	—	437	—	—	437
Operating income	—	—	27,659	4,896	—	32,555

Interest expense, net	—	—	31,152	1,394	—	32,546
Income (loss) before income taxes	—	—	(3,493)	3,502	—	9

Provision for income taxes	—	—	—	—	—	—
Income (loss) before equity in income of consolidated subsidiaries	—	—	(3,493)	3,502	—	9

Equity in income of consolidated subsidiaries	9	9	3,502	—	(3,520)	—
Net income	$9	$9	$9	$3,502	$(3,520)	$9

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 1, 2001 THROUGH OCTOBER 17, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$50,352	$13,326	$—	$63,678
Costs of operations	—	35,316	10,371	—	45,687
Gross profit	—	15,036	2,955	—	17,991

Corporate operating expenses	—	3,184	—	—	3,184
Income from company operations	—	11,852	2,955	—	14,807

Equity in earnings of unconsolidated partnerships	—	382	—	—	382

Acquisition related compensation charges	—	(15,616)	—	—	(15,616)
Operating income (loss)	—	(3,382)	2,955	—	(427)

Interest expense, net	—	5,647	674	—	6,321
Income (loss) before income taxes	—	(9,029)	2,281	—	(6,748)

Provision (benefit) for income taxes	—	(2,100)	—	—	(2,100)
Income (loss) before equity in income of consolidated subsidiaries	—	(6,929)	2,281	—	(4,648)

Equity in income (loss) of consolidated subsidiaries	(4,648)	2,281	—	2,367	—
Net income (loss)	$(4,648)	$(4,648)	$2,281	$2,367	$(4,648)

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2003
(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$4,922	$4,922	$4,922	$4,507	$(14,351)	$4,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	43,681	5,664	—	49,345
Equity in income of consolidated subsidiaries	(4,922)	(4,922)	(4,507)	—	14,351	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	(2,241)	4	—	(2,237)
Intercompany receivables, net	505	(48,373)	52,838	(4,970)	—	—
Other current assets	—	—	5,131	(224)	—	4,907
Accounts payable and other accrued expenses	—	—	4,862	(43)	—	4,819
Net cash provided by (used in) operating activities	505	(48,373)	104,686	4,938	—	61,756

INVESTING ACTIVITIES:
Acquisitions of Centers and Fixed Facilities	—	—	(46,292)	—	—	(46,292)
Additions to property and equipment	—	—	(51,827)	(5,140)	—	(56,967)
Other	—	—	554	—	—	554
Net cash used in investing activities	—	—	(97,565)	(5,140)	—	(102,705)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	1	—	—	—	—	1
Purchase of stock options	(506)	—	—	—	—	(506)
Principal payments of notes payable and capital lease obligations	—	(1,627)	(5,453)	(420)	—	(7,500)
Proceeds from issuance of notes payable	—	50,000	—	—	—	50,000
Other	—	—	(154)	879	—	725
Net cash provided by (used in) financing activities	(505)	48,373	(5,607)	459	—	42,720

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	1,514	257	—	1,771
Cash, beginning of year	—	—	14,451	3,332	—	17,783
Cash, end of year	$—	$—	$15,965	$3,589	$—	$19,554

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2002
(Amounts in thousands)
(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$9	$9	$9	$3,502	$(3,520)	$9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write-off of debt issuance costs	—	—	7,378	—	—	7,378
Depreciation and amortization	—	—	23,066	3,396	—	26,462
Equity in income of consolidated subsidiaries	(9)	(9)	(3,502)	—	3,520	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,615	259	—	1,874
Intercompany receivables, net	101,826	(203,212)	104,806	(3,420)	—	—
Other current assets	—	—	676	(86)	—	590
Accounts payable and other accrued expenses	—	—	3,244	44	—	3,288
Net cash provided by (used in) operating activities	101,826	(203,212)	137,292	3,695	—	39,601

INVESTING ACTIVITIES:
Purchase of InSight common stock	(187,722)	—	—	—	—	(187,722)
Cash acquired in the Acquisition	—	—	4,773	3,656	—	8,429
Additions to property and equipment	—	—	(39,493)	(4,162)	—	(43,655)
Other	—	—	1,385	—	—	1,385
Net cash used in investing activities	(187,722)	—	(33,335)	(506)	—	(221,563)

FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of equity issuance costs	85,763	—	—	—	—	85,763
Issuance of common stock	133	—	—	—	—	133
Payment of deferred loan fees	—	—	(29,499)	—	—	(29,499)
Principal payments of notes payable and capital lease obligations	—	(371,788)	(44,559)	(163)	—	(416,510)
Proceeds from issuance of notes payable	—	575,000	—	—	—	575,000
Payments made in connection with refinancing of notes payable	—	—	(15,109)			(15,109)
Other	—	—	(339)	306	—	(33)
Net cash provided by (used in) financing activities	85,896	203,212	(89,506)	143	—	199,745

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	14,451	3,332	—	17,783
Cash, beginning of year	—	—	—	—	—	—
Cash, end of year	$—	$—	$14,451	$3,332	$—	$17,783

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

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The stockholders agreement among the Company, J.W. Childs Equity Partners II, L.P., JWC-InSight Co-invest LLC, Halifax Capital Partners, L.P., David W. Dupree, management of InSight and all other holders of capital stock or stock options of the Company obligates the Company’s stockholders to appoint up to eight directors nominated by J.W. Childs Equity Partners II, L.P. (as would constitute a majority of the board of directors) and two nominees designated by Halifax Capital Partners, L.P.  Pursuant to the terms of the Acquisition, there are currently seven directors comprising the board of directors, five of whom have been nominated by J.W. Childs Equity Partners II, L.P. and two of whom have been nominated by Halifax Capital Partners, L.P.  The directors are elected annually by, and serve at the discretion of, the Company’s stockholders.  The Company’s executive officers are elected annually by, and serve at the discretion of the board of directors.

The following table sets forth the name, age, position and the years in which they were appointed to their current positions, of the Company’s directors and executive officers, including the executive officers of InSight who are deemed executive officers (as defined under Rule 3b-7 of the Exchange Act) of the Company, as of August 29, 2003:

Name	Age	Current Position	Years

Steven T. Plochocki	52	Director, President and Chief Executive Officer	1999
Patricia R. Blank	53	Executive Vice President and Chief Information Officer of InSight	1998
Michael A. Boylan	47	Executive Vice President and Chief Development Officer of InSight	2002
Brian G. Drazba	41	Executive Vice President and Chief Financial Officer	2003
Marilyn U. MacNiven-Young	52	Executive Vice President, General Counsel and Secretary	1998
Michael S. Madler	44	Executive Vice President and Chief Operating Officer of InSight	2002
Michael N. Cannizzaro	54	Director and Chairman of the Board	2001
Kenneth M. Doyle	38	Director	2001
David W. Dupree	50	Director	2001
Steven G. Segal	43	Director	2001
Mark J. Tricolli	32	Director	2001
Edward D. Yun	36	Director	2001

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

Brian G. Drazba has been Executive Vice President and Chief Financial Officer of the Company and InSight since May 22, 2003.  He was Senior Vice President-Finance and Controller of the Company from February 11, 2002 and Senior Vice President-Finance and Controller of InSight from July 1997 until May 22, 2003.  From March 1996 to July 1997, he served as Vice President-Finance of InSight.  From June 1995, he served as Vice President-Finance of American Health Services Corp. ("AHS"), a wholly owned subsidiary of Insight.  Mr. Drazba served as corporate controller for AHS from 1992 to 1995.  From 1985 to 1992, Mr. Drazba was employed by Arthur Andersen & Co.

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

Kenneth M. Doyle has been a director and Vice President of the Company since June 13, 2001.  Mr. Doyle is a Principal of The Halifax Group, L.L.C.  Mr. Doyle joined The Halifax Group, L.L.C. in January 2000.  Prior to joining The Halifax Group, L.L.C. Mr. Doyle was an Industry Leader and Vice President at GE Equity, the private equity subsidiary of GE Capital.  Prior to joining GE Equity, Mr. Doyle spent four years in investment banking as a Senior Associate for the Telecommunications Corporate Finance Group at Merrill Lynch and as an Associate with Chase Manhattan Bank in the Media and Telecommunications Group.  Mr. Doyle also spent three years with Ernst & Young in the Entrepreneurial Services Group.  Mr. Doyle currently serves on the board of directors of National Packaging Solutions Group, Inc., Soil Safe, Inc. and Meineke Car Care Centers, Inc.

David W. Dupree became a member of the Company’s board of directors on October 17, 2001.  Mr. Dupree is a Managing Director of The Halifax Group, L.L.C.  which he founded in January 1999.  Prior to joining The Halifax Group, L.L.C., Mr. Dupree was a Managing Director and Partner with The Carlyle Group, a global investment firm located in Washington, D.C., where he was primarily responsible for investments in health care and related sectors.  Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities and prior to that, he was Co-Head of Equity Private Placements at Alex, Brown & Sons Incorporated.  Mr. Dupree currently serves on the board of directors of Whole Foods Markets, Inc., National Packaging Solutions Group, Inc., Soil Safe, Inc. and Meineke Car Care Centers, Inc. and previously served on InSight’s board of directors, as a designee of The Carlyle Group, from October 1997 to December 1999.

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

Mark J. Tricolli has been a director and Vice President of the Company since June 13, 2001.  Mr. Tricolli is a Senior Associate at J.W. Childs Associates, L.P., which he joined in 2000.  Prior to that Mr. Tricolli was an Associate in the Merchant Banking Division of Goldman Sachs from 1999 to 2000, an Analyst at William Blair Capital Partners, a private equity firm based in Chicago, Illinois from 1995 to 1997 and an Analyst at Chemical Securities, Inc. from 1993 to 1995.  He is also a director of Equinox Holdings, Inc.

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

In fiscal 2003, the Company’s board of directors met eight times and took action by unanimous written consent four times.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.  The board of directors of the Company has not established committees.  Instead, upon consummation of the Acquisition, the InSight board of directors, which is identical to the board of directors of the Company, established the following committees to act with regard to compensation and other matters for the Company:

COMPENSATION COMMITTEE.  The Compensation Committee currently consists of Messrs. Cannizzaro (chairman), Dupree, Plochocki and Segal.  The Compensation Committee is responsible for determining the specific forms and levels of compensation of the executive officers of InSight and its subsidiaries, since there are no employees of the Company, and administering or assisting the board of directors in administering the Company’s 2001 Stock Option Plan, and other stock options granted by the Company.  The Compensation Committee met twice in fiscal 2003.

One of the members of the Compensation Committee, Mr. Plochocki, is the Company’s President and Chief Executive Officer.  Mr. Plochocki did not participate in decisions relating to his own compensation.

ACQUISITION COMMITTEE.  The Acquisition Committee currently consists of Messrs. Doyle, Tricolli and Yun (chairman).  Its principal function is to review de novo and acquisition opportunities of the Company.  The Acquisition Committee met twice in fiscal 2003.

AUDIT COMMITTEE.  The Audit Committee currently consists of Messrs. Doyle (chairman), Tricolli and Yun.  Its principal functions are to review, examine and approve those matters which primarily relate to the audit of the Company's financial statements, to review with the Company's independent auditors the Company's quarterly and annual filings with the SEC, and to review and approve the engagement of the Company's independent auditors.    The Audit Committee met six times in fiscal 2003.

EXECUTIVE COMMITTEE.  The Executive Committee currently consists of Messrs. Cannizzaro (chairman), Dupree, Plochocki and Segal.  It is authorized to exercise all the power and authority of the board of directors in the management of the business of the Company but its authority does not extend to certain fundamental corporate transactions.  The Executive Committee did not meet in fiscal 2003.

REGULATORY COMPLIANCE COMMITTEE.  The Regulatory Compliance Committee currently consisting of Messrs. Doyle, Tricolli (chairman) and Yun is responsible for monitoring regulatory compliance of the Company’s business.  The Regulatory Compliance Committee met twice in fiscal 2003.

ITEM 11.                                              EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE.  The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to the Company and its subsidiaries for the years ended June 30, 2003, 2002 and 2001 of (i) each of the persons who served as the Company’s chief executive officer during the year ended June 30, 2003, and (ii) the four most highly compensated executive officers (as such term is defined in Rule 3b-7) (other than the chief executive officer) of the Company serving as executive officers at June 30, 2003 (“Other Executive Officers”), and whose aggregate cash compensation exceeded $100,000 for the year ended June 30, 2003 (collectively, “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

					LongTerm
	Annual Compensation				Compensation
	Fiscal				Awards
	Year				Stock Options	All Other
Name and Principal Position	Ended	Salary	Bonus(1)	Other(2)	(Shares)	Comp(2)

Steven T. Plochocki	2003	$350,000	$—	$9,000	—	$6,418
President and Chief Executive	2002	300,000	75,000	9,000	147,000	1,194,779
Officer	2001	280,000	238,000	9,000	50,000	3,324

Michael S. Madler	2003	278,200	—	9,000	—	3,179
Executive Vice President and	2002	221,100	60,000	9,000	94,000	545,627
Chief Operating Officer	2001	200,000	119,000	9,000	50,000	6,618

Marilyn U. MacNiven-Young	2003	262,000	—	9,000	—	4,333
Executive Vice President,	2002	260,300	30,000	9,000	30,000	530,431
General Counsel and Secretary	2001	243,300	103,400	9,000	10,000	3,850

Michael A. Boylan	2003	237,000	—	9,000	—	7,150
Executive Vice President and	2002	225,000	50,000	9,000	116,990	1,063,204
Chief Development Officer	2001	210,000	124,950	9,000	10,000	4,365

Patricia R. Blank	2003	210,000	—	9,000	—	7,682
Executive Vice President and	2002	198,000	30,000	9,000	30,000	404,314
Chief Information Officer	2001	185,000	78,625	9,000	10,000	5,168

(1)    Annual bonuses are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(2)    Amounts of Other Annual Compensation include perquisites (auto allowances and commissions for contract awards and renewals) and amounts of All Other Compensation include (i) amounts contributed to the Company’s 401(k) profit sharing plan, (ii) specified premiums on executive insurance arrangements,  (iii) specified premiums on executive health insurance arrangements and (iv) cash proceeds received from cancelled options in connection with the Acquisition for the Named Executive Officers.

COMPENSATION OF DIRECTORS.  The Company reimburses its non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors.  The Company does not pay fees to directors for attendance at meetings or for their services as members of the board of directors or committees thereof.

OPTION GRANTS.  For the year ended June 30, 2003, there were no options granted by the Company pursuant to stock options agreements to the Named Executive Officers.

OPTION EXERCISES AND FISCAL YEAR-END VALUES.  During the year ended June 30, 2003, none of the Named Executive Officers exercised any stock options.  The following table sets forth information with respect to the unexercised options to purchase common stock granted under the Company’s 2001 Stock Option Plan and pursuant to stock option agreements, for the Named Executive Officers as of June 30, 2003:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Options Held at June 30, 2003		Value of Unexercised In-The-Money Options at June 30, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Steven T. Plochocki	—	$—	57,250	90,250	$566,833	$96,568

Michael S. Madler	—	—	27,500	66,500	260,545	71,155

Marilyn U. MacNiven-Young	—	—	1,500	28,500	1,605	30,495

Michael A. Boylan	—	—	50,490	66,500	506,538	71,155

Patricia R. Blank	—	—	1,500	28,500	1,605	30,495

(1) Based on the price at which the common stock was valued on that date of $19.07 per share.

CANCELLATION OF OPTIONS IN THE ACQUISITION.  On the consummation of the Acquisition, each holder of an option to purchase shares of common stock of InSight outstanding under any of InSight’s stock option plans, whether or not vested, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the stock option agreements (less applicable tax withholding), and the options were terminated; except that Messrs. Plochocki, Boylan and Madler rolled over certain of their InSight stock options into fully vested options to purchase the Company’s common stock under the Company’s 2001 Stock Option Plan.

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

EMPLOYMENT AGREEMENTS.  In connection with the Acquisition, the Named Executive Officers entered into new employment agreements.  The employment agreement with Mr. Plochocki is for a term of three years, and thereafter for a term of twelve months on a continuing basis subject to certain termination rights.  Mr. Plochocki will receive an annual base salary as well as a discretionary bonus of up to 75% of his annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of his annual base salary upon the achievement of other goals mutually agreed upon by Mr. Plochocki and InSight’s board of directors.  Mr. Plochocki’s employment agreement also provides for a life insurance policy of three times the amount of his annual base salary and entitles him to participate during the term of his employment in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and the Company’s stock option plans.  Mr. Plochocki will be subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his employment agreement and continuing for a period of 24 months after the termination of his employment.  Mr. Plochocki’s employment agreement will terminate and he will be entitled to all accrued and unpaid compensation, as well as 24 months of compensation at the annual salary then in effect (i) upon his permanent and total disability (as defined in his employment agreement); (ii) upon InSight’s 30 days’ written notice to him of the termination of his employment without cause (as defined in his employment agreement); (iii) if he terminates his employment with InSight for good reason (as defined in his employment agreement); and (iv) if his employment is terminated by InSight without cause or he terminates his employment for good reason within 12 months of a change in control (as defined in his employment agreement).  In addition, InSight will maintain at its expense until the earlier of 24 months after the date of termination or commencement of Mr. Plochocki’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs in which Mr. Plochocki was entitled to participate immediately prior to the date of termination.  Mr. Plochocki’s employment will terminate upon his death and the executors or administrators of his estate or his heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his death.

Mr. Plochocki’s employment will immediately terminate and he will not be entitled to receive any monetary compensation or benefit upon (i) the termination of his employment by InSight for cause, or (ii) his voluntary termination of his employment with InSight without good reason.

The employment agreement with each of the other four Named Executive Officers provides for a term of 12 months on a continuing basis, subject to certain termination rights.  The executive’s employment agreements provide for an annual salary as well as a discretionary bonus of up to 75% of the executive’s annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of the executive’s annual base salary upon the achievement of other goals mutually agreed upon by each executive and InSight’s President and Chief Executive Officer and approved by InSight’s board of directors.  Each executive is provided with a life insurance policy of three times the amount of his or her annual base salary and is entitled to participate in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and the Company’s stock option plans.  Each executive will be subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his or her respective employment agreement and continuing for a period of 12 months after the termination of his or her respective employment.  Each executive’s employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as 12 months of compensation at the annual salary rate then in effect (i) upon the executive’s permanent and total disability (as defined in the respective employment agreement); (ii) upon InSight’s 30 days’ written notice to the executive of the termination of the executive’s employment without cause (as defined in the respective employment agreement);  (iii) if the executive terminates his or her employment with InSight for good reason (as defined in the respective employment agreement); and (iv) if the executive’s employment is terminated by InSight without cause or he or she terminates his or her employment for good reason within 12 months of a change in control (as defined in the respective employment agreement).  In addition, InSight will maintain at its expense until the earlier of 12 months after the date of termination or commencement of the executive’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination.  Each executive’s employment will immediately terminate upon his or her death and the executors or administrators of his or her estate or his or her heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his or her death.  The executive’s employment will terminate and the executive will not be entitled to receive any monetary compensation or benefit upon (i) the termination of his or her respective employment by InSight for cause, or (ii) his or her voluntary termination of his or her respective employment with InSight without good reason.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of August 29, 2003, by:  (i) each person or entity known to the Company owning beneficially 5% or more of the Company’s common stock; (ii) each director of the Company; (iii) each of the Company’s Named Executive Officers; and (iv) all directors and executive officers (as defined by Rule 3b-7), as a group.  At August 29, 2003, the Company’s outstanding securities consisted of approximately 5,468,814 shares of common stock and options to purchase 148,465 shares of common stock which are immediately exercisable.  Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Common Stock Beneficially Owned(1)

J.W. Childs Equity Partners II, L.P.(2) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	4,350,290	79.5%

JWC-InSight Co-invest LLC(3) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	338,532	6.2%

Halifax Capital Partners, L.P.(4) 1133 Connecticut Avenue, N.W. Washington, D.C. 20036	1,111,112	20.3%

Steven G. Segal(5) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	__	__

Edward D. Yun(6) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	__	__

Michael N. Cannizzaro(7) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	__	__

Mark J. Tricolli(8) 111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199	__	__

David W. Dupree(9) 1133 Connecticut Avenue, N.W. Washington, D.C. 20036	4,092	*

Kenneth M. Doyle(10) 1133 Connecticut Avenue, N.W. Washington, D.C. 20036	__	__

Steven T. Plochocki(11) 26250 Enterprise Court, Suite 100 Lake Forest, CA 92630	62,000	1.1%

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Common Stock Beneficially Owned(1)

Michael A. Boylan(12) 110 Gibraltar Road Horsham, PA 18901	53,990	1.0%

Michael S. Madler(13) 26250 Enterprise Court, Suite 100 Lake Forest, CA 92630	31,000	*

Marilyn U. MacNiven-Young(14) 26250 Enterprise Court, Suite 100 Lake Forest, CA 92630	3,000	*

Patricia R. Blank(15) 26250 Enterprise Court, Suite 100 Lake Forest, CA 92630	3,000	*

All directors and executive officers, as a group (12 persons)	159,882	2.8%

*                 Less than 1%

(1)          For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after August 29, 2003.

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

(11)    Includes (i) an option to purchase 52,500 shares of the Company’s common stock at an exercise price of $8.37 share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 9,000 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 85,500 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(12)    Includes (i) an option to purchase 46,990 shares of the Company’s common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 7,000 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 63,000 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(13)    Includes (i) an option to purchase 24,000 shares of the Company’s common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 7,000 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 63,000 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(14)    Includes an option to purchase 3,000 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 27,000 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(15)    Includes an option to purchase 3,000 shares of the Company’s common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 27,000 shares of the Company’s common stock at an exercise price of $18.00 per share, which is not currently exercisable.

Except as otherwise noted, the Company believes that each of the stockholders listed in the table above has sole voting and dispositive power over all shares beneficially owned.  Each of the stockholders of the Company in the table above is party to a stockholders agreement which governs the transferability and voting of shares of the Company’s common stock held by them.  See “Item 13.  Certain Relationships and Related Transactions -Stockholders Agreement. “

EQUITY COMPENSATION PLAN INFORMATION.  The following table provides information as of June 30, 2003, with respect to compensation plans under which the Company’s common stock is authorized for issuance.  These compensation plans include:  (i) the 2001 Stock Option Plan; and (ii) stock options granted pursuant to stock option agreements.  Both of these plans were approved by the Company’s stockholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	632,815	$16.16	113,125

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT.  Upon the completion of the Acquisition, the Company entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P. and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  Under the agreement, InSight paid J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. a transaction fee of $4,500,000 and $1,125,000, respectively, for services rendered in connection with the Acquisition during the year ended June 30, 2002.  Additionally, J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. will provide business, management and financial advisory services to the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  The Company will also reimburse such entities for all travel and other out-of-pocket expenses incurred by such entities in connection with their performance of the advisory services under the agreement.  The management agreement has an initial term of five years, which term will automatically renew for one year periods thereafter and is subject to earlier termination by the board of directors of the Company.  Furthermore, the Company and InSight have agreed to indemnify and hold harmless J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and their affiliates, from and against any and all claims, losses, damages and expenses arising out of the Acquisition or the performance by J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. of their obligations under the management agreement.

STOCKHOLDERS AGREEMENT.  The Company, J.W. Childs Equity Partners II, L.P., JWC-InSight Co-invest LLC, Halifax Capital Partners, L.P., Mr. Dupree, management of InSight and all other holders of capital stock or stock options of the Company have entered into a stockholders agreement.  Under the stockholders agreement, the Company and each stockholder have a right of first refusal to purchase any stock proposed to be sold by all other stockholders, except J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.  Additionally, the stockholders agreement affords:  (i) stockholders, other than J.W. Childs Equity Partners II, L.P.  and JWC-InSight Co-invest LLC, so-called “tag-along” rights with respect to proposed sales of capital stock of the Company by J.W. Childs Equity Partners II, L.P. and JWC - InSight Co-invest LLC; (ii) J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC so-called “drag-along” rights with respect to proposed sales of a majority of the capital stock of the Company; and (iii) all stockholders certain registration rights with respect to the capital stock of the Company.  Furthermore, the stockholders agreement contains put and call features on capital stock and stock options held by InSight management which are triggered upon termination of such individual’s employment with InSight.  The stockholders agreement also obligates the Company and the stockholders to take all necessary action to appoint, as directors of the Company, up to eight nominees designated by J.W. Childs Equity Partners II, L.P. (as would constitute a majority of the Company’s entire board of directors) and two nominees designated by Halifax Capital Partners, L.P.

SEVERANCE ARRANGEMENTS.  Pursuant to the terms of a resignation agreement with the Company, Thomas V. Croal, the Company’s former Executive Vice President and Chief Financial Officer, will receive severance equal to 12 months salary at his level of compensation as of May 19, 2003.  In addition, pursuant to the terms of the stockholders agreement described above the Company exercised its option to purchase Mr. Croal’s vested stock options covering 56,000 shares of the Company’s common stock at a price equal to the difference between $19.07, the fair market value of the Company’s common stock on the date of purchase, and the exercise price per share.  All of Mr. Croal’s unvested stock options were cancelled.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.  PricewaterhouseCoopers LLP (“PWC”) billed the Company $178,000 in the aggregate for professional services rendered by them for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2003, and the reviews of the interim financial statements included in the Company’s Forms 10-Q filed during the year ended June 30, 2003.

TRANSACTION FEES.  PWC billed the Company $330,000 in the aggregate for due diligence and related services primarily with regard to the acquisition of certain assets during the year ended June 30, 2003.

TAX FEES.  PWC billed the Company $77,000 in the aggregate for services related to a review of the Company’s federal and state income tax returns and other tax planning services.

AUDIT RELATED FEES.  PWC billed the Company $39,000 in the aggregate for professional services rendered by them for the audit of the InSight 401(k) profit sharing plan’s annual financial statements for the years ended December 31, 2003 and 2002.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

ITEM 15 (a) (1).  FINANCIAL STATEMENTS

Included in Part II of this report:

ITEM 15 (a) (2).  FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors on Financial Statement Schedule
Report of Independent Public Accountants
Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are either not required or not applicable, or the information is presented in the consolidated financial statements or notes thereto.

ITEM 15 (a) (3).   EXHIBITS

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

*2.1

Agreement and Plan of Merger, dated as of June 29, 2001, by and among InSight Health Services Holdings Corp., JWCH Merger Corp. and InSight Health Services Corp. (“InSight”), previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on July 2, 2001.

*2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 29, 2001, by and among InSight Health Services Holdings Corp., JWCH Merger Corp. and InSight, previously filed and incorporated by reference from InSight’s Annual Report on Form 10-K, filed on September 14, 2001.

*2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 9, 2001, by and among InSight Health Services Holdings Corp., InSight Health Services Acquisition Corp. and InSight, previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on October 9, 2001.

*2.4

Third Amended and Restated Stockholders Agreement, dated as of October 10, 2002, among InSight Health Services Holdings Corp., the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on February 14, 2003.

*2.5

Management Agreement, dated as of October 17, 2001, by and among J.W. Childs Advisors II, L.P., Halifax Genpar, L.P., InSight Health Services Holdings Corp. and InSight, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*2.6

Asset Purchase Agreement, dated January 6, 2003, by and among InSight Health Corp., Comprehensive Medical Imaging Centers, Inc., Comprehensive Medical Imaging, Inc. and Cardinal Health 414, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 16, 2003.

*2.7

Amendment No. 1 to Asset Purchase Agreement, dated February 21, 2003, by and among InSight Health Corp., Comprehensive Medical Imaging Centers, Inc., Comprehensive Medical Imaging, Inc. and Cardinal Health 414, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 16, 2003.

*2.8

Amendment No. 2 to Asset Purchase Agreement, dated March 31, 2003, by and among InSight Health Corp., Comprehensive Medical Imaging Centers, Inc., Comprehensive Medical Imaging, Inc. and Cardinal Health 414, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 16, 2003.

*2.9

Asset Purchase Agreement, dated June 19, 2003, by and among InSight Health Corp., CDL Medical Technologies, Inc., Keith E. Loiselle and David J. Simile, previously filed and incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 11, 2003.

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

4.3

Supplemental Indenture with respect to Valencia MRI, L.L.C., Orange County Regional PET Center - Irvine, L.L.C. and San Fernando Valley Regional PET Center, L.L.C. with U.S. Bank Trust, National Association (formerly known as State Street Bank and Trust Company, N.A.), dated April 2, 2003, filed herewith.

*4.4

Purchase Agreement, dated October 25, 2001, by and among InSight, Banc of America Securities LLC and First Union Securities, LLC with respect to the 9 7/8% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.5

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

*10.2

First Amendment to Credit Agreement, Waiver and Consent, dated as of January 24, 2003, by and among InSight, InSight Health Services Holdings Corp., the Subsidiary Guarantors party thereto, the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2003.

10.3

Second Amendment to Credit Agreement, Waiver and Consent, dated as of July 11, 2003, by and among InSight, InSight Health Services Holdings Corp., the Subsidiary Guarantors party thereto, the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, filed herewith.

*10.4

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

*10.16

Executive Employment Agreement, dated December 27, 2001, between InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.17

Form of InSight Health Services Holdings Corp. Performance Based Option Agreement, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

21	Subsidiaries of the Company, filed herewith.

31.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed.

ITEM 15 (b).

REPORTS ON FORM 8-K. The Company filed a current report on Form 8-K with the SEC on May 14, 2003, under Item 7 thereof, with financial statements and pro forma financial information relative to an acquisition.

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

Date: September 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven T. Plochocki	Director, President and	September 25, 2003
Steven T. Plochocki	Chief Executive Officer
(Principal Executive Officer)

/s/ Brian G. Drazba	Executive Vice President	September 25, 2003
Brian G. Drazba	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

	Director	September , 2003
Michael N. Cannizzaro

/s/ Kenneth M. Doyle	Director	September 25, 2003
Kenneth M. Doyle

/s/ David W. Dupree	Director	September 25, 2003
David W. Dupree

	Director	September , 2003
Steven G. Segal

/s/ Mark J. Tricolli	Director	September 25, 2003
Mark J. Tricolli

	Director	September , 2003
Edward D. Yun

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of InSight Health Services Holdings Corp.:

Our audits of the consolidated financial statements referred to in our report dated September 18, 2003, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PRICEWATERHOUSECOOPERS LLP
Orange County, California
September 18, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

To the Stockholders of InSight Health Services Corp.:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of InSight Health Services Corp. and subsidiaries included in this Form 10-K and have issued our report thereon dated August 29, 2001.  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedule listed in the index to consolidated financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements.  The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Orange County, California

August 29, 2001

SCHEDULE II

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2003 AND 2002, THE PERIOD FROM JULY 1, 2001 TO OCTOBER 17,2001

AND FOR THE YEAR ENDED JUNE 30, 2001

(amounts in thousands)

	Balance at Beginning of Year	Charges to Cost and Expenses	Charges to Revenues	Other		Balance at End of Year

Company
June 30, 2002:
Allowance for doubtful accounts and contractual adjustments	$—	$2,785	$71,185	$(47,480	)(A)(B)	$26,490

June 30, 2003:
Allowance for doubtful accounts and contractual adjustments	$26,490	$4,154	$122,101	$(116,472	)(A)	$36,273

Predecessor
June 30, 2001:
Allowance for doubtful accounts and contractual adjustments	$22,291	$3,594	$83,133	$(82,407	)(A)	$26,611

October 17, 2001:
Allowance for doubtful accounts and contractual adjustments	$26,611	$1,110	$26,740	$(27,963	)(A)	$26,498

(A) Write-offs of uncollectible accounts.

(B) In connection with the Acquisition, the Company acquired the valuation and qualifying accounts related to InSight.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

4.3

Supplemental Indenture with respect to Valencia MRI, L.L.C., Orange County Regional PET Center – Irvine, L.L.C and San Fernando Valley Regional PET Center L.L.C. with U.S. Bank Trust, National Association (formerly known as State Street Bank and Trust Company, N.A.), dated April 2, 2003, filed herewith.

10.3

Second Amendment to Credit Agreement, Waiver and Consent, dated as of July 11, 2003, by and among InSight, InSight Health Services Holdings Corp., the Subsidiary Guarantors party thereto, the Lenders from time to time party thereto, Bank of America, N.A. as Adminstrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, filed herewith.

21	Subsidiaries of the Company, filed herewith.

31.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.