Form 10-Q
period 2003-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2003-11-12
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  5,468,814 shares of Common Stock as of November 10, 2003.

The number of pages in this Form 10-Q is 34.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003 (unaudited)

Condensed Consolidated Statements of Income for the three months ended September 30, 2003 and 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	September 30, 2003	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,974	$19,554
Trade accounts receivables, net	49,454	46,096
Other current assets	7,575	10,149
Total current assets	82,003	75,799

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $80,592 and $67,982, respectively	232,818	219,121

INVESTMENTS IN PARTNERSHIPS	2,955	2,734
OTHER ASSETS	19,348	19,371
OTHER INTANGIBLE ASSETS, net	32,519	33,270
GOODWILL	261,375	227,022
	$631,018	$577,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,471	$2,009
Current portion of capital lease obligations	5,435	5,696
Accounts payable and other accrued expenses	38,343	35,514
Total current liabilities	46,249	43,219

LONG-TERM LIABILITIES:
Notes payable, less current portion	470,367	420,239
Capital lease obligations, less current portion	17,025	18,175
Other long-term liabilities	4,020	4,070
Total long-term liabilities	491,412	442,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	5	5
Additional paid-in capital	87,081	87,081
Retained earnings	6,541	4,931
Accumulated other comprehensive loss	(270)	(403)
Total stockholders’ equity	93,357	91,614
	$631,018	$577,317

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2003	2002
REVENUES	$68,772	$58,656

COSTS OF OPERATIONS:
Costs of services	38,113	29,996
Provision for doubtful accounts	1,126	1,039
Equipment leases	181	391
Depreciation and amortization	13,802	11,731
Total costs of operations	53,222	43,157

Gross profit	15,550	15,499

CORPORATE OPERATING EXPENSES	3,503	3,177

Income from company operations	12,047	12,322

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	759	327

Operating income	12,806	12,649

INTEREST EXPENSE, net	10,121	9,390

Income before provision for income taxes	2,685	3,259

PROVISION FOR INCOME TAXES	1,075	1,303

Net income	$1,610	$1,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$1,610	$1,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,802	11,731
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	(3,358)	315
Other current assets	2,574	2,109
Accounts payable and other accrued expenses	2,963	3,442
Net cash provided by operating activities	17,591	19,553

INVESTING ACTIVITIES:
Acquisitions of Fixed Facilities and Mobile Facilities	(52,515)	—
Additions to property and equipment	(8,386)	(19,772)
Other	(398)	91
Net cash used in investing activities	(61,299)	(19,681)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(1,947)	(1,814)
Proceeds from issuance of notes payable	51,125	—
Other	(50)	667
Net cash provided by (used in) financing activities	49,128	(1,147)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,420	(1,275)
Cash, beginning of period	19,554	17,783
Cash, end of period	$24,974	$16,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,329	$3,151
Income taxes paid (received)	55	(411)
Equipment additions under capital leases	—	25,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                   ORGANIZATION AND NATURE OF BUSINESS

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

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 33 states throughout the United States.  The Company has two reportable segments:  the Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 94 mobile magnetic resonance imaging (MRI) facilities, 15 mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities, three mobile computed tomography (CT) facilities, (collectively, Mobile Facilities), 57 fixed-site MRI facilities (Fixed Facilities), 32 multi-modality fixed-site imaging centers (Centers), two PET fixed-site centers, one CT fixed-site center, one fixed-site catheterization lab, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center.  An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers.  The Company has a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

At its Centers, the Company typically offers other services in addition to MRI, including CT, diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

2.                   INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company’s Annual Report on Form 10-K for the period ended June 30, 2003 filed with the Securities and Exchange Commission (SEC) on September 26, 2003.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.  The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.                   INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company’s investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting when the Company’s ownership is 50 percent or less.  The Company’s investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises control over the operations and is primarily responsible for the associated long-term debt.  Total assets and revenues as of, and for the three months ended September 30, 2003 for the Company’s 50 percent controlled entity, which is consolidated, were approximately $2.8 million and $1.8 million, respectively.

4.                   ACQUISITION

In August 2003, the Company acquired 22 mobile diagnostic imaging facilities located primarily in the Mid-Atlantic states.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.5 million, which included approximately $28.1 million paid to the seller and approximately $21.4 million for the payment of debt and transaction costs.  The excess purchase price paid by the Company over its estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $31 million and is reflected as goodwill in the accompanying condensed consolidated balance sheet as of September 30, 2003.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, the new intangible asset balance will be allocated between identifiable intangible assets and remaining goodwill.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  The determination of the fair value of assets and liabilities as well as the identification of other intangible assets is continuing, and the final allocation may be significantly different.

Cash purchase price	$49,540
Estimated fair values
Assets acquired:
Tangible	18,337
Other Intangible Assets	—
Liabilities assumed	—
Goodwill	$31,203

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of July 1, 2002, are presented below.  The pro-forma combined results of operations for the three months ended September 30, 2003 and 2002, include pro-forma results of operations for the acquisition described above, pro-forma results of operations for the acquisition completed in April 2003 and adjustments to interest expense and amortization of identified intangible assets.  The pro-forma combined results of operations for the three months ended September 30, 2003 and 2002 contain the use of certain estimates and adjustments to reflect three months of results of operations for the acquisitions discussed above.  The pro-forma results of operations for the three months ended September 30, 2002 includes revenues of approximately $6.8 million and net income approximately $0.1 million for the acquisition completed in April 2003.  The pro-forma results of operations for the three months ended September 30, 2002 also includes revenues of approximately $4.7 million and net income approximately $0.4 million for the acquisition discussed above.  These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Revenues	$70,619	$70,200
Costs of operations	54,230	52,650
Gross profit	16,389	17,550
Corporate operating expenses	3,503	3,664
Income from company operations	12,886	13,886
Equity in earnings of unconsolidated partnerships	759	327
Operating income	13,645	14,213
Interest expense	10,293	10,321
Income before income taxes	3,352	3,892
Provision for income taxes	1,342	1,557
Net income	$2,010	$2,335

5.                   NOTES PAYABLE

The Company, through InSight, has credit facilities (Credit Facilities) with a bank and a syndication of other lenders consisting of (i) a $150 million term loan B, (ii) a $75 million delayed-draw term loan facility, (iii) a $50 million revolving credit facility, and (iv) a $50 million second delayed-draw term loan facility, the availability of which expires on January 31, 2005.  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5% to 3.75%. The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under the facilities.  As of September 30, 2003, there were $75 million in borrowings under the first delayed-draw term loan facility and $25 million in borrowings under the second delayed-draw term loan facility.  In October 2003, the outstanding borrowings under the $75 million delayed-draw term loan facility converted to a five year term loan.  The Company expects to use the revolving credit facility to fund its future working capital needs and the remainder of the second delayed-draw term loan facility to fund acquisitions.  As of September 30, 2003, there were no borrowings under the revolving credit facility.

The Company also has outstanding $225 million in unsecured senior subordinated notes (Notes).  The Notes bear interest at 9.875%, with principal due November 2011.

The credit agreement related to the Credit Facilities and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of September 30, 2003, the Company was in compliance with these covenants.

6.                   HEDGING ACTIVITIES

The Company accounts for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149 (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in:  (i) the fair value of a recognized asset or liability or firm commitment; (ii) cash flows of a recognized or forecasted transaction; or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Additionally, any ineffective portion of the hedging transaction is recorded currently in net income with the remainder deferred in accumulated other comprehensive income (loss).

The Company has established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.  InSight has entered into an interest rate swap to pay a fixed rate of interest to the counterparty and received a floating rate of interest and had designated the interest rate swap as a cash flow hedge of its floating rate debt.  Such swaps have the effect of converting variable rate borrowings into fixed rate borrowings.  At September 30, 2003, the notional amount of this swap was $20.0 million with a fair value loss of approximately $0.6 million.  The swap expires in September 2004.  The fair value of the swap at the time of the Acquisition represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $0.1 million of hedge ineffectiveness was recognized as a reduction to interest expense for the three months ended September 30, 2003.

7.                   COMPREHENSIVE INCOME (LOSS)

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

8.                   CAPITAL STOCK

The Company accounts for the options issued to employees in accordance with Accounting Principles Board Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”.  SFAS 123 requires that the Company present pro-forma disclosures of net income as if the Company had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.  On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”, which amends SFAS 123 and requires more prominent and frequent disclosures about the effects of stock based compensation.  If compensation expense had been recognized, the Company’s net income would have reflected the following pro-forma amounts (amounts in thousands):

		Three Months Ended September 30,
		2003	2002
		(unaudited)
Net income:	As reported	$1,610	$1,956
	Expense	(100)	(100)
	Pro-forma	$1,510	$1,856

Options for 27,500 shares were granted during the three months ended September 30, 2003.  The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

Expected term (years)	10
Volatility	0.00%
Annual dividend per share	$0.00
Risk-free interest rate	3.99%
Weighted-average fair value of options granted	$6.22

9.                   SEGMENT INFORMATION

The Company has two reportable segments:  the Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided.  The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues.  The Company does not allocate corporate and billing related costs, depreciation related to the Company’s billing system and amortization related to other intangible assets to the two segments.  The Company also does not allocate income taxes to the two segments.  The Company manages cash flows and assets on a consolidated basis.

The following tables summarize the operating results by segment for the three months ended September 30, 2003 and 2002 (amounts in thousands)(unaudited):

Three months ended September 30, 2003:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$27,079	$41,693	$—	$68,772
Depreciation and amortization	6,737	4,983	2,082	13,802
Total costs of operations	19,422	29,766	4,034	53,222
Equity in earnings of unconsolidated partnerships	—	759	—	759
Operating income (loss)	7,657	12,686	(7,537)	12,806
Interest expense, net	2,934	1,872	5,315	10,121
Income (loss) before income taxes	4,723	10,814	(12,852)	2,685

Additions to property and equipment	2,260	4,588	1,538	8,386

Three months ended September 30, 2002:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$25,314	$33,342	$—	$58,656
Depreciation and amortization	5,912	4,085	1,734	11,731
Total costs of operations	16,094	23,161	3,902	43,157
Equity in earnings of unconsolidated partnerships	—	327	—	327
Operating income (loss)	9,244	10,485	(7,080)	12,649
Interest expense, net	2,922	2,139	4,329	9,390
Income (loss) before income taxes	6,322	8,346	(11,409)	3,259

Additions to property and equipment	15,725	3,136	911	19,772

10.            NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest.  FIN 46 applies to variable interest entities established after December 31, 2003.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial condition and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Company adopted SFAS 149 on July 1, 2003, which did not have an impact on the Company’s financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  The Company adopted SFAS 150 on July 1, 2003, which did not have an impact on the Company’s financial condition and results of operations.

11.            SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

InSight’s payment obligations under the Notes (Note 5) are guaranteed by the Company (Parent Company) and all of InSight’s wholly owned subsidiaries (the Guarantor Subsidiaries).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  The Company accounts for its investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to the Company are restricted under the Credit Facilities and the indenture relating to the Notes.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

SEPTEMBER 30, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$21,392	$3,582	$—	$24,974
Trade accounts receivables, net	—	—	40,666	8,788	—	49,454
Other current assets	—	—	7,287	288	—	7,575
Intercompany accounts receivable	86,816	471,745	20,294	—	(578,855)	—
Total current assets	86,816	471,745	89,639	12,658	(578,855)	82,003
Property and equipment, net	—	—	211,597	21,221	—	232,818
Investments in partnerships	—	—	2,955	—	—	2,955
Investments in consolidated subsidiaries	6,541	6,541	8,686	—	(21,768)	—
Other assets	—	—	19,200	148	—	19,348
Goodwill and other intangible assets, net	—	—	289,391	4,503	—	293,894
	$93,357	$478,286	$621,468	$38,530	$(600,623)	$631,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,259	$4,947	$700	$—	$7,906
Accounts payable and other accrued expenses	—	—	37,259	1,084	—	38,343
Intercompany accounts payable	—	—	558,561	20,294	(578,855)	—
Total current liabilities	—	2,259	600,767	22,078	(578,855)	46,249
Notes payable and capital lease obligations, less current portion	—	469,486	15,208	2,698	—	487,392
Other long-term liabilities	—	—	(1,048)	5,068	—	4,020
Stockholders’ equity	93,357	6,541	6,541	8,686	(21,768)	93,357
	$93,357	$478,286	$621,468	$38,530	$(600,623)	$631,018

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

JUNE 30, 2003

(Amounts in thousands)

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$57,023	$11,749	$—	$68,772
Costs of operations	—	—	43,247	9,975	—	53,222
Gross profit	—	—	13,776	1,774	—	15,550

Corporate operating expenses	—	—	3,503	—	—	3,503
Income from company operations	—	—	10,273	1,774	—	12,047

Equity in earnings of unconsolidated partnerships	—	—	759	—	—	759
Operating income	—	—	11,032	1,774	—	12,806

Interest expense, net	—	—	9,695	426	—	10,121
Income before income taxes	—	—	1,337	1,348	—	2,685

Provision for income taxes	—	—	1,075	—	—	1,075
Income before equity in income of consolidated subsidiaries	—	—	262	1,348	—	1,610

Equity in income of consolidated subsidiaries	1,610	1,610	1,348	—	(4,568)	—
Net income	$1,610	$1,610	$1,610	$1,348	$(4,568)	$1,610

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$1,610	$1,610	$1,610	$1,348	$(4,568)	$1,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	12,463	1,339	—	13,802
Equity in income of consolidated subsidiaries	(1,610)	(1,610)	(1,348)	—	4,568	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	(3,235)	(123)	—	(3,358)
Intercompany receivables, net	—	(49,497)	54,098	(4,601)	—	—
Other current assets	—	—	2,410	164	—	2,574
Accounts payable and other accrued expenses	—	—	2,944	19	—	2,963
Net cash provided by (used in) operating activities	—	(49,497)	68,942	(1,854)	—	17,591

INVESTING ACTIVITIES:
Acquisitions of Fixed and Mobile Facilities	—	—	(52,515)	—	—	(52,515)
Additions to property and equipment	—	—	(8,177)	(209)	—	(8,386)
Other	—	—	(398)	—	—	(398)
Net cash used in investing activities	—	—	(61,090)	(209)	—	(61,299)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(503)	(1,295)	(149)	—	(1,947)
Proceeds from issuance of notes payable	—	50,000	—	1,125	—	51,125
Other	—	—	(1,130)	1,080	—	(50)
Net cash provided by (used in) financing activities	—	49,497	(2,425)	2,056	—	49,128

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	5,427	(7)	—	5,420
Cash, beginning of period	—	—	15,965	3,589	—	19,554
Cash, end of period	$—	$—	$21,392	$3,582	$—	$24,974

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

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements,”  Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, its competitive strengths and weaknesses, its business strategy, the trends the Company anticipates in the industry and economies in which the Company operates and other information that is not historical information.  When used in this report the words “estimates,” “expects,” “anticipates, projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, the Company’s examination of historical operating trends, are based upon the Company’s current expectations and various assumptions.  The Company’s expectations, beliefs and projections are expressed in good faith, and the Company believes there is a reasonable basis for them, but there can be no assurance that the Company’s expectations, beliefs and projections will be realized.

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

CENTERS IN OPERATION

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 33 states throughout the United States.  The Company has two reportable segments:  the Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 94 mobile magnetic resonance imaging (“MRI”) facilities, 15 mobile positron emission tomography (“PET”) facilities, four mobile lithotripsy facilities, three mobile computed tomography (“CT”) facilities (collectively, “Mobile Facilities”), 57 fixed-site MRI facilities (“Fixed Facilities”), 32 multi-modality fixed-site imaging centers (“Centers”), two PET fixed-site centers, one CT fixed-site center, one fixed-site catheterization lab, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center.  An additional radiation oncology fixed-site center is operated by the Company as part of one of its Centers.  The

Company has a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

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

Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  In addition, management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, expanded Medicare coverage of PET procedures and favorable reimbursement levels.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  Management believes that this will be an area for additional growth because the Company expects hospitals and other health care providers to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties, notwithstanding the Special Advisory Bulletin issued by the Office of the Inspector General (“OIG”) on April 23, 2003 that raised concerns throughout the health care industry about the legality of provider joint ventures and other contractual agreements.  According to the OIG Bulletin, the suspect arrangement involves a health care provider expanding into a related service line by contracting with an existing provider of that service (“Supplier”) to serve the provider’s existing patient population.  In the OIG’s view, the provider contracts out the entire operation of a related line of business to what would otherwise be a competitor.  The OIG asserts that the provider’s share of the profits from the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients to the Supplier and may violate the federal anti-kickback statute.  The Company believes that providers contemplating participation in joint ventures will be carefully reviewing the OIG’s Bulletin to ensure compliance, but that the Bulletin will not have the effect of prohibiting joint ventures between providers.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and operating income, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental operating income resulting from future acquisitions will vary depending on geographic location, whether facilities are Mobile or Fixed, the range of services provided and the Company’s ability to integrate the acquired businesses into its existing infrastructure.  Since 1996, the Company has completed 15 acquisitions.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates and thereafter complete such acquisitions on terms acceptable to the Company.  The Company has entered into a non-binding letter of intent with an entity to purchase certain Centers and Fixed Facilities in three regions in the United States.  Completion of this transaction is subject to due diligence and the execution of a definitive agreement. No assurance can be given that a definitive agreement will be executed on terms acceptable to the Company or that the transaction will be completed at all. In addition, in connection with the proposed acquisition, the Company will need to obtain additional financing. No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all. In connection with the Acquisition, InSight had a $75 million delayed draw term loan facility which was used to complete the acquisitions discussed below.  Additionally, the Company has a $50 million second delayed-draw term loan facility available until January 31, 2005 to pursue acquisition opportunities.  As of November 10, 2003, there was $25 million of availability under this facility to complete acquisitions.

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

In fiscal 2003, the Company also acquired 13 diagnostic imaging centers located in Southern California.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $47 million, which included approximately $39 million paid to the seller and the payment of debt and transaction costs of approximately $8 million, and is subject to certain post-closing adjustments.  The Company borrowed $50 million under its $75 million delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

In August 2003, the Company acquired 22 Mobile Facilities primarily located in the Mid-Atlantic states.  The acquisition consisted of certain tangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.5 million, which includes approximately $28.1 million paid to the seller and approximately $21.4 million for the payment of debt and transaction costs, and is subject to certain post-closing adjustments.  The Company borrowed the remaining $25 million under its $75 million delayed-draw term loan facility and $25 million under the $50 million second delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

In August 2003, the Company acquired a joint venture interest in a CT Fixed Facility located in Hammonton, New Jersey, which was financed with internally generated funds.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

InSight has credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of:  (i) a $150 million term loan B, (ii) a $75 million delayed-draw term loan facility; (iii) a $50 million revolving credit facility, and (iv) a $50 million second delayed-draw term loan facility (“Credit Facilities”).  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5% to 3.75%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under these facilities.  The Company paid approximately $0.3 million during the three months ended September 30, 2003 for unused facility fees on unborrowed amounts under the facilities.  The Company used the entire $75 million delayed-draw term loan facility and $25 million of the second delayed-draw loan facility to complete certain acquisitions discussed above.  In October 2003, the outstanding borrowings under the $75 million delayed-draw term loan facility were converted to a five year term loan.  The Company expects to use the remaining $25 million under the second delayed-draw facility, which is available through January 31, 2005, to fund future acquisitions and capital expenditures.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of November 10, 2003, there were no borrowings under the revolving credit facility.

The credit agreement related to the Credit Facilities and the indenture related to the Notes contain certain covenants which requires the Company to maintain specified financial ratios and satisfy financial condition tests, including debt leverage, interest and fixed charge coverage ratios.  The Credit Facilities also contain various restrictive covenants which prohibit the Company from prepaying other indebtedness, including the Notes.  In addition, the Credit Facilities prohibit the Company from declaring or paying any dividends and prohibit it from making any payments with respect to the Notes if the Company fails to perform its obligations under, or fails to meet the conditions of, the Credit Facilities or if payment creates a default under the Credit Facilities.  As of September 30, 2003, the Company was in compliance with these covenants.

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

Net cash provided by operating activities was approximately $17.6 million for the three months ended September 30, 2003.  Cash provided by operating activities resulted primarily from net income before depreciation and amortization, (approximately $15.4 million), an increase in accounts payable and other accrued expenses (approximately $3.0 million), a decrease in other current assets (approximately $2.6 million), partially offset by an increase in trade accounts receivables, net (approximately $3.4 million).

Net cash used in investing activities was approximately $61.3 million for the three months ended September 30, 2003.  Cash used in investing activities resulted primarily from the Company’s acquisitions of Mobile and Fixed Facilities (approximately $52.5 million) and the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $8.4 million).

Net cash provided by financing activities was approximately $49.1 million for the three months ended September 30, 2003, resulting primarily from borrowings of notes payable (approximately $51.1 million), partially offset by principal payments of notes payable and capital lease obligations (approximately $1.9 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $4.7 million, four diagnostic imaging systems for delivery through February 2004.  The Company expects to use either internally generated funds, its Credit Facilities or leases to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company’s business strategy.

The Company’s contractual obligations for long-term debt, including capital lease obligations and noncancellable leases, are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$472,838	$2,471	$5,378	$239,953	$225,036
Capital lease obligations	26,451	7,024	11,976	7,200	251
Operating lease obligations	38,365	6,754	12,073	9,333	10,205
Total contractual obligations	$537,654	$16,249	$29,427	$256,486	$235,492

In addition, in connection with the implementation of the electronic transactions, security and privacy standards mandated by the Health Insurance Portability and Accountability Act (“HIPAA”), the Company expects to spend approximately $1.5 million (of which approximately $1.0 million had been spent as of September 30, 2003) to make necessary software upgrades to its radiology information system to make the system conform (i) with the privacy standards (which upgrades were completed in April 2003), (ii) with the electronic standards (which upgrades were completed in October 2003), and (iii) with the security standards by February 2005.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with other available sources of liquidity, will be sufficient through September 30, 2004 to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Facilities.  In addition, the Company continually evaluates potential acquisitions and expects to fund such acquisitions from its available sources of liquidity, as discussed above.  The Company’s acquisition strategy may require sources of capital in addition to that currently available to the Company.   No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

The Company’s revenues are primarily generated from contract services and patient services revenues.  Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee for-service arrangements in which revenues are based upon a contractual rate per procedure; (ii) equipment rental in which revenues are generally based upon a fixed monthly rental; and (iii) management fees.  Contract services revenues are primarily earned through Mobile Facilities and certain fixed facilities and are generally paid pursuant to hospital contracts with a life span of up to five years.

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

The Company has two reportable segments:  the Mobile Division and Fixed-Site Division, which are business units defined primarily by the type of service provided.  The Mobile Division operates primarily Mobile Facilities while the Fixed-Site Division operates primarily Centers and Fixed Facilities, although each Division generates both contract services and patient services revenues.  The Company does not allocate corporate and billing related costs, depreciation related to the Company’s billing system and amortization related to other intangible assets to the two segments.  The Company also does not allocate income taxes to the two segments.  The Company manages cash flows and assets on a consolidated basis, and not by segment.

THREE MONTHS ENDED SEPEMBER 30, 2003 AND 2002

REVENUES:  Revenues increased approximately 17.2% from approximately $58.7 million for the three months ended September 30, 2002, to approximately $68.8 million for the three months ended September 30, 2003.  This increase was due primarily to an increase in revenues at the Mobile Division (approximately $1.8 million) and an increase in revenues at the Fixed-Site Division (approximately $8.3 million).   Revenues for the Mobile Division and the Fixed-Site Division represented approximately 39% and 61%, respectively, of total revenues for the three months ended September 30, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.

Revenues at the Mobile Division increased approximately 7.1% from approximately $25.3 million for the three months ended September 30, 2002, to approximately $27.1 million for the three months ended September 30, 2003.  The increase was due to the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $3.7 million), partially offset by reduced revenues at the Company’s existing Mobile Facilities (approximately $1.9 million).  The decrease at the Company’s existing Mobile Facilities was due primarily to terminated customer contracts, partially offset by an increase in the number of MRI and PET Mobile Facilities in operation during the three months ended September 30, 2003 (approximately three Mobile Facilities).

Revenues at the Fixed-Site Division increased approximately 25.2% from approximately $33.3 million for the three months ended September 30, 2002, to approximately $41.7 million for the three months ended September 30, 2003.  The increase was due to (i) the fiscal 2003 acquisition discussed above (approximately $6.8 million); (ii) revenues at the opened Fixed Facilities (approximately $0.4 million) and (iii) higher utilization (approximately 1%), partially offset by a nominal decrease in reimbursement from third-party payors.

Approximately 45% of the Company’s total revenues for the three months ended September 30, 2003 were generated from contract services revenues.  Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 86% and 14%, respectively, of contract services revenues for the three months ended September 30, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed Facilities and Mobile Facilities.  Each year approximately one-third of the contract services agreements are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past, where agreements have not been renewed, the Company has been able to obtain replacement contracts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts’ revenues have generally increased over the term of the agreement.  The nonrenewal of a single customer agreement would not have a material adverse impact on the Company’s contract services revenues; however, non-renewal of several contracts could have a material adverse impact on contract services revenues.

The Centers for Medicare and Medicaid Services (“CMS”) has implemented a new prospective payment system for hospital outpatient services (“OPPS”).  As a result of the implementation of the new OPPS, effective August 1, 2000, Medicare began paying hospitals for outpatient services based on ambulatory payment classification (“APC”) groups rather than on a hospital’s costs.  Because the new OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (“BBA”) to soften the negative financial effects for a specific period of time (through 2003).  Under the BBA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridors.  In addition, the Benefits Improvement and Protection Act of 2000 (“BIPA”) included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced.   Effective January 1, 2002, CMS reduced the payment for unenhanced diagnostic procedures and increased payment for contrast-enhanced diagnostic procedures.  The extent to which this disparity in reimbursement will continue is unclear.

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

On the other hand, the Company believes that the impact of the new OPPS on hospital payments for diagnostic imaging services, especially for MRI and CT services, may cause hospitals to consider restructuring their diagnostic outpatient imaging services as freestanding centers which are unaffected by the new OPPS.  Notwithstanding the OIG’s Special Advisory Bulletin discussed above, this may provide the Company with additional opportunities for its radiology co-source product which involves the joint ownership and management of single and multi-modality imaging centers with hospitals.  Given the infancy and complexity of the new OPPS, it is difficult to determine whether hospitals will be receiving less from Medicare (after they take advantage of the transitional payments that may be available under the BBA) and to what extent they will attempt to renegotiate existing contractual arrangements.

In addition, recent legislative initiatives in Florida may require Mobile Facilities operating in Florida to be accredited by one of three national accreditation organizations and subject to certain quarterly reports as to the location of the Mobile Facilities.  The Company believes that these additional regulatory requirements will not have a material impact on contract services revenues.

Approximately 55% of the Company’s total revenues for the three months ended September 30, 2003 were generated from patient services revenues. Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 1% and 99%, respectively, of patient services revenues for the three months ended September 30, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the new OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.

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

COSTS OF OPERATIONS:  Costs of operations increased approximately 23.1% from approximately $43.2 million for the three months ended September 30, 2002, to approximately $53.2 million for the three months ended September 30, 2003.  This increase was due primarily to (i) the acquisitions discussed above (approximately $6.9 million), and (ii) increased costs at existing facilities (approximately $3.2 million).  The increase at existing facilities is due primarily to higher salaries and benefits, equipment maintenance costs and depreciation, partially offset by reduced provision for doubtful accounts and supply costs.

Costs of operations at the Mobile Division increased approximately 20.5% from approximately $16.1 million for the three months ended September 30, 2002, to approximately $19.4 million for the three months ended September 30, 2003.  The increase was due to the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $2.0 million) and higher salaries and benefits, depreciation and an increase in the Company’s mobile sales personnel, partially offset by reduced equipment lease costs.

Costs of operations at the Fixed-Site Division increased approximately 28.4% from approximately $23.2 million for the three months ended September 30, 2002, to approximately $29.8 million for the three months ended September 30, 2003.  The increase was due primarily to the fiscal 2003 acquisition discussed above (approximately $4.8 million) and higher salaries and benefits, partially offset by reduced equipment maintenance costs at the Company’s existing facilities.

Costs of operations, as a percentage of total revenues, increased to approximately 77.4% for the three months ended September 30, 2003, from approximately 73.6% for the three months ended September 30, 2002.  The percentage increase is primarily due to the higher percentage of Fixed Facilities and Centers as a result of the fiscal 2003 acquisition discussed above, reduced revenues at the Company’s existing Mobile Facilities higher salaries and benefits and depreciation expense.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 9.4% from approximately $3.2 million for the three months ended September 30, 2002, to approximately $3.5 million for the three months ended September 30, 2003. The increase was due primarily to higher salaries and benefits due to increased staffing associated with the Company’s acquisition and development activities, and additional information systems costs to make the Company’s systems conform with HIPAA requirements.  Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.4% for the three months ended September 30, 2002, to approximately 5.1% for the three months ended September 30, 2003.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 7.4% from approximately $9.4 million for the three months ended September 30, 2002, to approximately $10.1 million for the three months ended September 30, 2003.  This increase was due primarily to additional debt related to the fiscal 2003 and 2004 acquisitions discussed above, partially offset by principal payments on notes payable and capital lease obligations and a reduction in the Company’s effective interest rate on its variable rate debt.

PROVISION FOR INCOME TAXES:  Provision for income taxes decreased from $1.3 million for the three months ended September 30, 2002, to approximately $1.1 million for the three months ended September 30, 2003.  The Company has recorded a tax provision at the statutory rate of 40% for the three months ended September 30, 2003 and September 30, 2002, respectively.  At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year.  In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company’s net operating loss carryforwards.  The Company expects its effective tax rate will be approximately 40% in the future.

EBITDA:  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased approximately 9.0% from approximately $24.4 million for the three months ended September 30, 2002, to approximately $26.6 million for the three months ended September 30, 2003.  This increase was primarily due to the acquisitions discussed above

(approximately $4.6 million), partially offset by a reduction in EBITDA at the Company’s Mobile Division.  EBITDA for the Fixed-Site Division increased approximately 21.2% from approximately $14.6 million for the three months ended September 30, 2002, to approximately $17.7 million for the three months ended September 30, 2003 primarily due to the fiscal 2003 acquisition discussed above and increased EBITDA at existing facilities.  EBITDA for the Mobile Division decreased approximately 4.6% from approximately $15.1 million for the three months ended September 30, 2002, to approximately $14.4 million for the three months ended September 30, 2003 primarily due to the decrease in revenues at existing Mobile Facilities, partially offset by EBITDA from the fiscal 2004 acquisition of Mobile Facilities.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The calculation of EBITDA is as follows (in thousands):

	Three Months Ended September 30,
	2003	2002
	(unaudited)
Net income, as reported	$1,610	$1,956
Provision for income taxes	1,075	1,303
Interest expense	10,121	9,390
Depreciation and amortization	13,802	11,731
EBITDA	$26,608	$24,380

NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities-an interpretation of ARB No. 51.”  FIN 46 addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:  (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, and (ii) the equity investors lack an essential characteristic of a controlling financial interest.  FIN 46 applies to variable interest entities established after December 31, 2003.  The Company does not expect the adoption of FIN 46 to have a material impact on its financial condition and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Company adopted SFAS 149 on July 1, 2003, which did not have an impact on the Company’s financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  The Company adopted SFAS 150 on July 1, 2003, which did not have an impact on the Company’s financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Company’s unaudited condensed consolidated financial statements.  The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on page 39 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Company’s annual report on Form 10-K for the year ended June 30, 2003.  Management believes that at September 30, 2003, there has been no material change to this information.

RISK FACTORS

RISKS RELATING TO THE COMPANY AND THE DIAGNOSTIC IMAGING INDUSTRY

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for the Company’s services or create downward pricing pressure, which would result in a decline in the Company’s revenues and harm its financial position.

The Company derives approximately 55% of its revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services the Company provides could have a significant negative impact on those revenues. Moreover, the Company’s health care provider customers on whom the Company depends for approximately 45% of its revenues generally rely on reimbursement from third-party payors.  In the past, initiatives have been proposed and implemented which have had the effect of decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Similar initiatives enacted in the future may have an adverse impact on the Company’s financial condition and operations.

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

•                  changes in the number of days of service the Company can offer with respect to a given diagnostic imaging or therapeutic system due to equipment malfunctions or seasonal factors; and

•                  the mix of contract services and patient services revenues.

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

Technological change in the MRI industry has been gradual since the last technological advancements were made in 1994.  Although the Company believes that substantially all of its MRI and other diagnostic imaging systems are upgradeable to maintain their state-of-the-art character, the development of new technologies or refinements of existing ones might make its existing systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, its systems.  MRI and other diagnostic imaging systems are currently manufactured by numerous companies.  Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market may result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of the Company’s systems may be accelerated.  Although the Company is aware of no imminent substantial technological changes, other than ultra-high field MRI systems and PET/CT or “fusion” scanners, should such changes occur, there can be no assurance that it would be able to acquire the new or improved systems.

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

At September 30, 2003, the Company had total indebtedness of approximately $495.3 million.  The Company’s substantial indebtedness could have important consequences to the Company.  For example, it could:

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

At September 30, 2003, the Company had outstanding long-term debt of approximately $246.7 million, which has floating rate terms.  The Company has outstanding an interest rate swap, converting $20.0 million of its floating rate debt to fixed rate debt.  The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.3 million on an annual basis.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

ITEM 4.     CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)	Reports on Form 8-K

The Company filed with the SEC (i) a current report on Form 8-K on August 11, 2003, under Item 2 announcing the completion of an acquisition and (ii) a current report on Form 8-K on October 3, 2003, under Item 7 with financial statements and pro-forma financial information relating to an acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003

INSIGHT HEALTH SERVICES HOLDINGS CORP.

	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
President and Chief Executive Officer

	By:	/s/ Brian G. Drazba
Brian G. Drazba
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

31.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.