Form 10-Q
period 2003-12-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2004-02-17
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes       ☐   No       ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  5,468,814 shares of Common Stock as of February 6, 2004.

The number of pages in this Form 10-Q is 40.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003 (unaudited)

Condensed Consolidated Statements of Income for the six months ended December 31, 2003 and 2002 (unaudited)

Condensed Consolidated Statements of Income for the three months ended December 31, 2003 and 2002 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002 (unaudited)

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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	December 31, 2003	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,697	$19,554
Trade accounts receivables, net	48,078	46,096
Other current assets	8,583	10,149
Total current assets	84,358	75,799

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $92,754 and $67,982, respectively	229,625	219,121

INVESTMENTS IN PARTNERSHIPS	2,683	2,734
OTHER ASSETS	18,929	19,371
OTHER INTANGIBLE ASSETS, net	34,889	36,470
GOODWILL	258,374	223,822
	$628,858	$577,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,476	$2,009
Current portion of capital lease obligations	5,079	5,696
Accounts payable and other accrued expenses	36,861	35,514
Total current liabilities	44,416	43,219

LONG-TERM LIABILITIES:
Notes payable, less current portion	469,743	420,239
Capital lease obligations, less current portion	15,852	18,175
Other long-term liabilities	4,032	4,070
Total long-term liabilities	489,627	442,484
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at December 31, 2003 and June 30, 2003	5	5
Additional paid-in capital	87,081	87,081
Retained earnings	7,885	4,931
Accumulated other comprehensive loss	(156)	(403)
Total stockholders’ equity	94,815	91,614
	$628,858	$577,317

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands)

	Six Months Ended December 31,
	2003	2002
REVENUES	$138,718	$116,921

COSTS OF OPERATIONS:
Costs of services	79,084	60,020
Provision for doubtful accounts	2,235	2,070
Equipment leases	426	544
Depreciation and amortization	28,245	24,278
Total costs of operations	109,990	86,912

Gross profit	28,728	30,009

CORPORATE OPERATING EXPENSES	6,995	6,321

Income from company operations	21,733	23,688

GAIN ON SALE OF CENTER	2,129	—

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,252	715

Operating income	25,114	24,403

INTEREST EXPENSE, net	20,190	18,736

Income before income taxes	4,924	5,667

PROVISION FOR INCOME TAXES	1,970	2,267

Net income	$2,954	$3,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands)

	Three Months Ended December 31,
	2003	2002

REVENUES	$69,946	$58,265

COSTS OF OPERATIONS:
Costs of services	40,971	30,024
Provision for doubtful accounts	1,109	1,031
Equipment leases	245	153
Depreciation and amortization	14,443	12,547
Total costs of operations	56,768	43,755

Gross profit	13,178	14,510

CORPORATE OPERATING EXPENSES	3,492	3,144

Income from company operations	9,686	11,366

GAIN ON SALE OF CENTER	2,129	—

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	493	388

Operating income	12,308	11,754

INTEREST EXPENSE, net	10,069	9,346

Income before income taxes	2,239	2,408

PROVISION FOR INCOME TAXES	895	964

Net income	$1,344	$1,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended December 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$2,954	$3,400
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Center	(2,129)	—
Depreciation and amortization	28,245	24,278
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	(1,982)	1,888
Other current assets	1,566	1,271
Accounts payable and other accrued expenses	1,594	(975)
Net cash provided by operating activities	30,248	29,862

INVESTING ACTIVITIES:
Acquisition of Fixed Facilities and Mobile Facilities	(52,834)	—
Proceeds from sale of Center	5,413	—
Additions to property and equipment	(21,576)	(33,393)
Other	(101)	63
Net cash used in investing activities	(69,098)	(33,330)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(4,094)	(3,887)
Proceeds from issuance of notes payable	51,125	—
Other	(38)	609
Net cash provided by (used in) financing activities	46,993	(3,278)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,143	(6,746)

Cash, beginning of period	19,554	17,783
Cash, end of period	$27,697	$11,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$19,667	$17,810
Income taxes paid (received)	85	(401)
Equipment additions under capital leases	—	25,455

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

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 33 states throughout the United States.  The Company has two reportable segments:  the Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 93 mobile magnetic resonance imaging (MRI) facilities, 16 mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities, three mobile computed tomography (CT) facilities (collectively, Mobile Facilities), 56 fixed-site MRI facilities (Fixed Facilities), 32 multi-modality fixed-site imaging centers (Centers), two PET fixed-site centers, one CT fixed-site center, one fixed-site catheterization lab, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center.   The Company has a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

At its Centers, the Company typically offers other services in addition to MRI, including CT, diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company’s annual report on Form 10-K for the period ended June 30, 2003 filed with the Securities and Exchange Commission (SEC) on September 26, 2003.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.  The results of operations for the six months and three months ended December 31, 2003 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company’s investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting when the Company’s ownership is 50 percent or less.  The Company’s investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises control over the operations and is primarily responsible for the associated long-term debt.   Total assets as of December 31, 2003 for the Company’s 50 percent controlled entity, which is consolidated, were approximately $2.6 million.  Revenues for the six and three months ended December 31, 2003 for the Company’s 50 percent controlled entity were approximately $3.6 million and $1.8 million, respectively.

4.  ACQUISITION

In August 2003, the Company acquired 22 Mobile Facilities operating primarily in the Mid-Atlantic states.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.  The excess purchase price paid by the Company over its estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $31.5 million and is reflected as goodwill in the accompanying condensed consolidated balance sheet as of December 31, 2003.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, the new intangible asset balance will be allocated between identifiable intangible assets and remaining goodwill.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  The determination of the fair value of assets and liabilities as well as the identification of other intangible assets is continuing, and the final allocation may be significantly different.

Cash purchase price	$49,872
Estimated fair value
Assets acquired:
Tangible	18,337
Other Intangible Assets	—
Liabilities assumed	—
Goodwill	$31,535

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of July 1, 2002, are presented below.  The pro-forma combined results of operations for the six and three months ended December 31, 2003 and 2002, include pro-forma results of operations for the acquisition described above and adjustments to interest expense and amortization of identified intangible assets.  In addition, the pro-forma combined results of operations for the six and three months ended December 31, 2002, include pro-forma results of operations for the acquisition completed in April 2003 and adjustments to interest expense, the consolidation of certain joint ventures in which the Company purchased a 100% interest, and amortization of identified intangible assets.  The pro-forma combined results of operations for the six and three months ended December 31, 2003 and 2002 contain the use of certain estimates and adjustments to reflect the results of operations for the acquisitions discussed above.  The pro-forma results of operations for the six and three months ended December 31, 2002 include revenues of $14.1 million and $7.3 million, respectively, and net income of approximately $0.1 million and $0.1 million, respectively, for the acquisition completed in April 2003.  The pro-forma results of operations for the six and three months ended December 31, 2002 also include revenues of approximately $10.0 million and $5.3 million, respectively, and net income of $1.0 million and $0.6 million, respectively, for the acquisition discussed above.  These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2003	2002	2003	2002

Revenues	$140,565	$141,056	$69,946	$70,856
Costs of operations	110,998	103,593	56,768	50,943
Gross profit	29,567	37,463	13,178	19,913
Corporate operating expenses	(6,995)	(9,725)	(3,492)	(6,061)
Income from company operations	22,572	27,738	9,686	13,852
Gain on sale of Center	2,129	—	2,129	—
Equity in earnings of unconsolidated partnerships	1,252	715	493	388
Operating income	25,953	28,453	12,308	14,240
Interest expense, net	20,362	21,366	10,069	11,045
Income before income taxes	5,591	7,087	2,239	3,195
Provision for income taxes	2,237	2,834	895	1,277
Net income	$3,354	$4,253	$1,344	$1,918

5.   NOTES PAYABLE

The Company, through InSight, has credit facilities (Credit Facilities) with a bank and a syndication of other lenders consisting of (i) a term loan B, (ii) a $50 million revolving credit facility, and (iii) a $50 million second delayed-draw term loan facility, the availability of which expires on January 31, 2005.  In October 2003, a $75 million delayed-draw term loan was combined with a $150 million term loan B.  As of December 31, 2003, there were approximately $221.2 million in borrowings under the term loan B, approximately $25.0 million in borrowings under the second delayed-draw term loan facility and no borrowings under the revolving credit facility.  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5% to 3.75%. The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under the facilities.  The Company expects to use the revolving credit facility to fund its future working capital needs and the remainder of the second delayed-draw term loan facility to partially fund the acquisition described below (Note 11).

The Company, through InSight, also has outstanding $225 million in unsecured senior subordinated notes (Notes).  The Notes bear interest at 9.875%, with principal due November 2011.

The credit agreement related to the Credit Facilities and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of December 31, 2003, the Company was in compliance with these covenants.

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

The Company has established policies and procedures to permit limited types and amounts of hedges to help manage interest rate risk.  InSight has entered into an interest rate swap to pay a fixed rate of interest to the counterparty and received a floating rate of interest and had designated the interest rate swap as a cash flow hedge of its floating rate debt.  Such swaps have the effect of converting variable rate borrowings into fixed rate borrowings.  At December 31, 2003, the notional amount of this swap was $20.0 million with a fair value loss of approximately $0.3 million.  The swap expires in September 2004.  The fair value of the swap at the time of the Acquisition represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $0.3 million of hedge ineffectiveness was recognized as a reduction to interest expense for the six months ended December 31, 2003.

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

8.  CAPITAL STOCK

The Company accounts for the options issued to employees in accordance with Accounting Principles Board Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”.  SFAS 123 requires that the Company present pro-forma disclosures of net income as if the Company had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.  On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, which amends SFAS 123 and requires more prominent and frequent disclosures about the effects of stock based compensation.  If compensation expense had been recognized, the Company’s net income would have reflected the following pro-forma amounts (amounts in thousands):

		Six Months Ended December 31,		Three Months Ended December 31,
		2003	2002	2003	2002
		(unaudited)		(unaudited)
Net income:	As reported	$2,954	$3,400	$1,344	$1,444
	Expense	(200)	(200)	(100)	(100)
	Pro forma	$2,754	$3,200	$1,244	$1,344

Options for 27,500 shares were granted during the six months ended December 31, 2003.  The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

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

The following tables summarize the operating results by segment for the six and three months ended December 31, 2003 and 2002 (amounts in thousands)(unaudited):

Six months ended December 31, 2003:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$55,410	$83,308	$—	$138,718
Depreciation and amortization	14,126	10,070	4,049	28,245
Total costs of operations	41,095	60,781	8,114	109,990
Equity in earnings of unconsolidated partnerships	—	1,252	—	1,252
Operating income (loss)	14,315	25,908	(15,109)	25,114
Interest expense, net	5,914	3,596	10,680	20,190
Income (loss) before income taxes	8,401	22,312	(25,789)	4,924

Additions to property and equipment	13,026	6,691	1,859	21,576

Six months ended December 31, 2002:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$50,390	$66,531	$—	$116,921
Depreciation and amortization	12,078	8,221	3,979	24,278
Total costs of operations	32,902	47,241	6,769	86,912
Equity in earnings of unconsolidated partnerships	84	631	—	715
Operating income (loss)	17,572	19,921	(13,090)	24,403
Interest expense, net	5,784	4,259	8,693	18,736
Income (loss) before income taxes	11,788	15,662	(21,783)	5,667

Additions to property and equipment	19,279	12,396	1,718	33,393

Three months ended December 31, 2003:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$28,331	$41,615	$—	$69,946
Depreciation and amortization	7,389	5,087	1,967	14,443
Total costs of operations	21,673	31,015	4,080	56,768
Equity in earnings of unconsolidated partnerships	—	493	—	493
Operating income (loss)	6,658	13,222	(7,572)	12,308
Interest expense, net	2,980	1,724	5,365	10,069
Income (loss) before income taxes	3,678	11,498	(12,937)	2,239

Additions to property and equipment	10,766	2,103	321	13,190

Three months ended December 31, 2002:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$25,076	$33,189	$—	$58,265
Depreciation and amortization	6,166	4,136	2,245	12,547
Total costs of operations	16,808	24,080	2,867	43,755
Equity in earnings of unconsolidated partnerships	84	304	—	388
Operating income (loss)	8,328	9,436	(6,010)	11,754
Interest expense, net	2,862	2,120	4,364	9,346
Income (loss) before income taxes	5,466	7,316	(10,374)	2,408

Additions to property and equipment	16,896	2,147	729	19,772

10.   NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE.  In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R for the Company’s consolidated financial statements are as follows:

(1)          Special purpose entities (SPEs) created prior to February 1, 2003:  The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim reporting period ended December 31, 2003.  The Company has completed its assessment and determined that the Company has no SPEs.

(2)          Non-SPEs created prior to February 1, 2003:  The Company is required to adopt FIN 46-R at the end of the first interim reporting period ending March 31, 2004.  The Company did not enter into any significant joint venture or partnership agreements prior to February 1, 2003 which are not included in the consolidated financial statements for the six months ended December 31, 2003 and 2002.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  The Company is required to apply the provisions of FIN 46 unless it elects to early adopt the provisions of FIN 46-R as of the first interim reporting period ending March 31, 2004.  If the Company does not elect to early adopt FIN 46-R, then it is required to apply FIN 46-R to these entities as of the end of the first interim reporting period ending March 31, 2004.  The Company did not enter into any SPE, joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on the consolidated financial statements for the period ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Company adopted SFAS 149 on July 1, 2003, which did not have a material impact on the Company’s financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  The Company adopted SFAS 150 on July 1, 2003, which did not have a material impact on the Company’s financial condition and results of operations.

11.   SUBSEQUENT EVENT

On February 13, 2004, the Company entered into a stock purchase agreement relating to the purchase of 22 Centers and Fixed Facilities located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia, states (other than Kansas) in which the Company already has Mobile Facilities and/or Fixed Facilities and Centers.  The aggregate purchase price is approximately $48.3 million, which includes approximately $35.6 million to be paid to the seller and approximately $12.7 million for the payment of debt and transaction costs.  The Company intends to use its existing Credit Facilities and additional debt financing to fund the purchase price and future capital expenditures related to the acquisition.  The Company expects to complete the acquisition by March 31, 2004.  Completion of this acquisition is subject to standard closing conditions, including lender consent.  No assurance can be given that the closing conditions will be met, or financing secured, or that the acquisition will be completed at all.

12.   SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

DECEMBER 31, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$24,393	$3,304	$—	$27,697
Trade accounts receivables, net	—	—	39,280	8,798	—	48,078
Other current assets	—	—	8,318	265	—	8,583
Intercompany accounts receivable	86,930	471,179	21,990	—	(580,099)	—
Total current assets	86,930	471,179	93,981	12,367	(580,099)	84,358
Property and equipment, net	—	—	209,492	20,133	—	229,625
Investments in partnerships	—	—	2,683	—	—	2,683
Investments in consolidated subsidiaries	7,885	7,885	9,650	—	(25,420)	—
Other assets	—	—	18,802	127	—	18,929
Goodwill and other intangible assets, net	—	—	285,807	7,456	—	293,263
	$94,815	$479,064	$620,415	$40,083	$(605,519)	$628,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,264	$4,579	$712	$—	$7,555
Accounts payable and other accrued expenses	—	—	35,611	1,250	—	36,861
Intercompany accounts payable	—	—	558,109	21,990	(580,099)	—
Total current liabilities	—	2,264	598,299	23,952	(580,099)	44,416
Notes payable and capital lease obligations, less current portion	—	468,915	14,164	2,516	—	485,595
Other long-term liabilities	—	—	67	3,965	—	4,032
Stockholders’ equity	94,815	7,885	7,885	9,650	(25,420)	94,815
	$94,815	$479,064	$620,415	$40,083	$(605,519)	$628,858

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$114,820	$23,898	$—	$138,718
Costs of operations	—	—	89,053	20,937	—	109,990
Gross profit	—	—	25,767	2,961	—	28,728

Corporate operating expenses	—	—	6,995	—	—	6,995
Income from company operations	—	—	18,772	2,961	—	21,733

Gain on sale of Center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	1,252	—	—	1,252
Operating income	—	—	22,153	2,961	—	25,114

Interest expense, net	—	—	19,374	816	—	20,190
Income before income taxes	—	—	2,779	2,145	—	4,924

Provision for income taxes	—	—	1,970	—	—	1,970
Income before equity in income of consolidated subsidiaries	—	—	809	2,145	—	2,954

Equity in income of consolidated subsidiaries	2,954	2,954	2,145	—	(8,053)	—
Net income	$2,954	$2,954	$2,954	$2,145	$(8,053)	$2,954

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$58,009	$11,937	$—	$69,946
Costs of operations	—	—	45,934	10,834	—	56,768
Gross profit	—	—	12,075	1,103	—	13,178

Corporate operating expenses	—	—	3,492	—	—	3,492
Income from company operations	—	—	8,583	1,103	—	9,686

Gain on sale of Center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	493	—	—	493
Operating income	—	—	11,205	1,103	—	12,308

Interest expense, net	—	—	9,678	391	—	10,069
Income before income taxes	—	—	1,527	712	—	2,239

Provision for income taxes	—	—	895	—	—	895
Income before equity in income of consolidated subsidiaries	—	—	632	712	—	1,344

Equity in income of consolidated subsidiaries	1,344	1,344	712	—	(3,400)	—
Net income	$1,344	$1,344	$1,344	$712	$(3,400)	$1,344

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$2,954	$2,954	$2,954	$2,145	$(8,053)	$2,954
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of Center	—	—	(2,129)	—	—	(2,129)
Depreciation and amortization	—	—	25,427	2,818	—	28,245
Equity in income of consolidated subsidiaries	(2,954)	(2,954)	(2,145)	—	8,053	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(1,849)	(133)	—	(1,982)
Intercompany receivables, net	—	(48,931)	54,622	(5,691)	—	—
Other current assets	—	—	1,379	187	—	1,566
Accounts payable and other accrued expenses	—	—	1,409	185	—	1,594
Net cash provided by (used in) operating activities	—	(48,931)	79,668	(489)	—	30,248

INVESTING ACTIVITIES:
Acquisitions of Fixed Facilities and Mobile Facilities	—	—	(52,834)	—	—	(52,834)
Proceeds from sale of Center	—	—	5,413	—	—	5,413
Additions to property and equipment	—	—	(20,997)	(579)	—	(21,576)
Other	—	—	(101)	—	—	(101)
Net cash used in investing activities	—	—	(68,519)	(579)	—	(69,098)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(1,069)	(2,706)	(319)	—	(4,094)
Proceeds from issuance of notes payable	—	50,000	—	1,125	—	51,125
Other	—	—	(15)	(23)	—	(38)
Net cash provided by (used in) financing activities	—	48,931	(2,721)	783	—	46,993

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	8,428	(285)	—	8,143
Cash, beginning of period	—	—	15,965	3,589	—	19,554
Cash, end of period	$—	$—	$24,393	$3,304	$—	$27,697

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

CENTERS IN OPERATION

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 33 states throughout the United States.  The Company has two reportable segments:  the Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 93 mobile magnetic resonance imaging (“MRI”) facilities, 16 mobile positron emission tomography (“PET”) facilities, four mobile lithotripsy facilities, three mobile computed tomography (“CT”) facilities (collectively, “Mobile Facilities”), 56 fixed-site MRI facilities (“Fixed Facilities”), 32 multi-modality fixed-site imaging centers (“Centers”), two PET fixed-site centers, one CT fixed-site center, one fixed-site catheterization lab, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center.  The Company has a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

At its Centers, the Company typically offers other services in addition to MRI, including CT, diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

BUSINESS DEVELOPMENT

The Company’s objective is to be the leading provider of outsourced diagnostic imaging services in its target markets by further developing and expanding its regional diagnostic imaging networks that emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to its customers.  The strategy is focused on three components.   Firstly, the Company intends to maximize utilization of its existing facilities by:  (i) broadening its physician referral base and generating new sources of revenues through selective marketing activities; (ii) focusing its marketing efforts on attracting additional managed care customers; (iii) focusing on its ability to convert Mobile Facilities to Fixed Facilities; (iv) expanding current imaging applications of existing modalities to increase overall procedure volume; and (v) maximizing cost efficiencies through increased purchasing power and continued reduction of expenses.

Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities, Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  In addition, management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, expanded Medicare coverage of PET procedures and favorable reimbursement levels.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  Management believes that this will be an area for growth because the Company expects hospitals and other health care providers to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties, notwithstanding the Special Advisory Bulletin issued by the Office of the Inspector General (“OIG”) on April 23, 2003 that raised concerns throughout the health care industry about the legality of provider joint ventures and other contractual agreements.  According to the OIG Bulletin, the suspect arrangement involves a health care provider expanding into a related service line by contracting with an existing provider of that service (“Supplier”) to serve the provider’s existing patient population.  In the OIG’s view, the provider contracts out the entire operation of a related line of business to what would otherwise be a competitor.  The OIG asserts that the provider’s share of the profits from the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients to the Supplier and may violate the federal anti-kickback statute.  The Company believes that providers contemplating participation in joint ventures will be carefully reviewing the OIG’s Bulletin to ensure compliance, but that the Bulletin will not have the effect of prohibiting joint ventures between providers.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  Following the completion of the acquisition described below, the Company expects to pursue acquisitions of one or more individual centers which will round out its existing expanded regional markets.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates, raise any necessary additional financing and thereafter complete such acquisitions on terms acceptable to the Company.  Since 1996, the Company has completed 15 acquisitions.  The Company has a $50 million second delayed-draw term loan facility available until January 31, 2005 to pursue acquisition opportunities.  As of February 6, 2004, there was $25 million of availability under this facility.  The Company anticipates using all or a portion of the available amount of this facility to fund the pending acquisition described below.

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

In fiscal 2003, the Company also acquired 13 Centers and Fixed Facilities located in Southern California.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $47 million, which included approximately $39 million paid to the seller and the payment of debt and transaction costs of approximately $8 million, subject to certain post-closing adjustments.  The Company borrowed $50 million under a $75 million delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

In August 2003, the Company acquired 22 Mobile Facilities primarily operating in the Mid-Atlantic states.  The acquisition consisted of certain tangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.9 million, which includes approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.  The Company borrowed the remaining $25 million under a $75 million delayed-draw term loan facility and $25 million under a $50 million second delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

In August 2003, the Company acquired a joint venture interest in a CT Fixed Facility located in Hammonton, New Jersey, which was financed with internally generated funds.  In December 2003, the Company sold a Center located in Hobart, Indiana.

On February 13, 2004, the Company entered into a stock purchase agreement relating to the purchase of 22 Centers and Fixed Facilities located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia, states (other than Kansas) in which the Company already has Mobile Facilities and/or Fixed Facilities and Centers.  The aggregate purchase price is approximately $48.3 million, which includes approximately $35.6 million to be paid to the seller and approximately $12.7 million for the payment of debt and transaction costs.  The Company intends to use its existing Credit Facilities and additional debt financing to fund the purchase price and future capital expenditures related to the acquisition.  The Company expects to complete the acquisition by March 31, 2004.  Completion of this acquisition is subject to standard closing conditions, including lender consent.  No assurance can be given that the closing conditions will be met, or financing secured, or that the acquisition will be completed at all.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

The Company, through InSight, has credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of:  (i) a term loan B, (ii) a $50 million revolving credit facility, and (iii) a $50 million second delayed-draw term loan facility (“Credit Facilities”).  In October 2003, a $75 million delayed-draw term loan was combined with a $150 million term loan B.  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5% to 3.75%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under these facilities.  The Company paid approximately $0.5 million during the six months ended December 31, 2003 for unused facility fees on unborrowed amounts under the facilities.  The Company used the $75 million delayed-draw term loan facility and $25 million of the $50 million available under the second delayed-draw loan facility to complete certain acquisitions discussed above.  The Company expects to use its existing Credit Facilities and additional debt financing to fund the pending acquisition described above.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of February 6, 2004, there were no borrowings under the revolving credit facility.

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

The credit agreement related to the Credit Facilities and the indenture related to the Notes contain certain covenants which require the Company to maintain specified financial ratios and satisfy financial condition tests, including debt leverage, interest and fixed charge coverage ratios.  The Credit Facilities also contain various restrictive covenants which prohibit the Company from prepaying other indebtedness, including the Notes.  In addition, the Credit Facilities prohibit the Company from declaring or paying any dividends and prohibit it from making any payments with respect to the Notes if the Company fails to perform its obligations under, or fails to meet the conditions of, the Credit Facilities or if payment creates a default under the Credit Facilities.  As of December 31, 2003, the Company was in compliance with these covenants.

Cash and cash equivalents as of December 31, 2003 were approximately $27.7 million.  Net cash provided by operating activities was approximately $30.2 million for the six months ended December 31, 2003.  Cash provided by operating activities resulted primarily from net income before depreciation and amortization and the gain on sale of Center described above (approximately $29.1 million), an increase in accounts payable and other accrued expenses (approximately $1.6 million), a decrease in other current assets (approximately $1.6 million), partially offset by an increase in trade accounts receivables, net (approximately $2.0 million).

Net cash used in investing activities was approximately $69.1 million for the six months ended December 31, 2003.  Cash used in investing activities resulted primarily from the Company’s acquisitions of Mobile and Fixed Facilities (approximately $52.8 million) and the Company purchasing or upgrading diagnostic imaging equipment at its existing facilities (approximately $21.6 million), partially offset by proceeds from the sale of Center described above (approximately $5.4 million).

Net cash provided by financing activities was approximately $47.0 million for the six months ended December 31, 2003.  Cash provided by financing activities resulted primarily from borrowings of notes payable (approximately $51.1 million), partially offset by principal payments of notes payable and capital lease obligations (approximately $4.1 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $5.8 million, four diagnostic imaging systems for delivery through May 2004.  The Company expects to use either internally generated funds, its Credit Facilities or leases to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company’s business strategy.

The Company’s contractual obligations for long-term debt, capital lease obligations and noncancelable operating leases as of December 31, 2003 are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$472,219	$2,476	$5,451	$239,292	$225,000
Capital lease obligations	24,479	6,557	11,881	5,865	176
Operating lease obligations	36,094	6,806	12,191	8,846	8,251
Total contractual obligations	$532,792	$15,839	$29,523	$254,003	$233,427

In addition, in connection with the implementation of the electronic transactions, security and privacy standards mandated by the Health Insurance Portability and Accountability Act (“HIPAA”), the Company has spent approximately $1.1 million as of December 31, 2003 to make necessary software upgrades to its radiology information system to make the system conform with the privacy and electronic standards.  The Company expects to spend an additional $0.4 million to conform with the security standards by February 2005.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with amounts available under existing Credit Facilities, will be sufficient through the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Facilities.  In addition, the Company has funded its acquisitions from its available sources of liquidity, as discussed above.  Upon completion of the acquisition described above, any further acquisition activity will require additional sources of capital.  No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

The Company’s revenues are primarily generated from contract services and patient services revenues.  Contract services revenues are generally earned from services billed to a hospital or other health care provider which include: (i) fee for-service arrangements in which revenues are based upon a contractual rate per procedure; (ii) equipment rental in which revenues are generally based upon a fixed rental amount; and (iii) management fees.  Contract services revenues are primarily earned through Mobile Facilities and certain Fixed Facilities and are generally paid pursuant to hospital contracts with a term of up to five years.

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

The Company’s revenues are affected by seasonality.  Revenues for the second and third fiscal quarters can be affected by holidays and inclement weather in certain areas of the United States where the Company has Centers, Fixed Facilities and Mobile Facilities, which can result in lower utilization during the period.  Due to the fixed nature of certain of the Company’s costs, lower utilization directly impacts the Company’s operating income.

In addition, during the six months ended December 31, 2003, revenues at Mobile Facilities were adversely impacted by (i) increased competition from original equipment manufacturers that are selling imaging systems to certain of the Company’s high volume customers, which has resulted in a decrease in contract renewals; (ii) the Company’s hospital mobile customers have reported reduced inpatient volumes, which has affected the revenues at certain Mobile Facilities which have fee-for-service arrangements; (iii) a decrease in the Company’s short-term rental activities; and (iv) an increase in the number of fixed rental contracts.  Additionally, during the three months ended December 31, 2003, revenues at Centers and Fixed Facilities were adversely impacted by (i) increased pre-authorization requirements by certain managed care payors; (ii) a decrease in managed care enrollment as a result of higher unemployment; (iii) increased deductibles and co-payments, and (iv) increased competition, all of which have resulted in lower utilization.  There can be no assurance that these factors will not continue to have an adverse effect on the Company’s financial condition and results of operations.

SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES:  Revenues increased approximately 18.6% from approximately $116.9 million for the six months ended December 31, 2002, to approximately $138.7 million for the six months ended December 31, 2003.  This increase was due primarily to an increase in revenues at the Mobile Division (approximately $5.0 million) and an increase in revenues at the Fixed-Site Division (approximately $16.8 million).   Revenues for the Mobile Division and the Fixed-Site Division represented approximately 40% and 60%, respectively, of total revenues for the six months ended December 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.

Revenues at the Mobile Division increased approximately 9.9% from approximately $50.4 million for the six months ended December 31, 2002, to approximately $55.4 million for the six months ended December 31, 2003.  The increase was due to the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $9.0 million), partially offset by reduced revenues associated with the Company’s short-term rental activities (approximately $1.6 million) and reduced revenues at the Company’s existing Mobile Facilities (approximately $2.4 million).  The decrease at the Company’s existing Mobile Facilities was due primarily to terminated high volume customer contracts, partially offset by an increase in volume at replacement accounts, which initially have lower volumes.

Revenues at the Fixed-Site Division increased approximately 25.3% from approximately $66.5 million for the six months ended December 31, 2002, to approximately $83.3 million for the six months ended December 31, 2003.  The increase was due to (i) the fiscal 2003 acquisition discussed above (approximately $13.7 million); (ii) revenues at the opened Fixed Facilities discussed above (approximately $1.7 million) and (iii) revenues at existing Fixed Facilities and Centers (approximately $1.4 million) due to a nominal increase in reimbursement from third-party payors, partially offset by lower utilization (approximately 1%).

Approximately 45% of the Company’s total revenues for the six months ended December 31, 2003 were generated from contract services revenues.  Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 87% and 13%, respectively, of contract services revenues for the six months ended December 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed Facilities and Mobile Facilities.  Each year approximately one-third of the contract services agreements are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past, where agreements have not been renewed, the Company has been able to obtain replacement contracts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts’ revenues have generally increased over the term of the agreement.  The nonrenewal of a single customer agreement would not have a material adverse impact on the Company’s contract services revenues; however, non-renewal of several contracts could have a material adverse impact on contract services revenues.

The Centers for Medicare and Medicaid Services (“CMS”) has implemented a prospective payment system for hospital outpatient services (“OPPS”).  As a result of the implementation of the OPPS, effective August 1, 2000, Medicare began paying hospitals, except cancer and children’s hospitals, for outpatient services based on ambulatory payment classification (“APC”) groups rather than on a hospital’s costs.  Because the OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (“BBRA”) to soften the negative financial effects.  Under the BBRA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridor adjustments through 2003.  In addition, the Benefits Improvement and Protection Act of 2000 included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced.   Effective January 1, 2002, CMS reduced the payment for unenhanced diagnostic procedures and increased payment for contrast-enhanced diagnostic procedures.  The extent to which this disparity in reimbursement will continue is unclear.  For 2004, CMS changed certain CT, MRI and ultrasound guidance procedures from a bundled status to separately payable.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, enacted on December 8, 2003, made additional changes to the OPPS.  There will be reductions in payments for outpatient drugs, including radiopharmaceutical agents that had transitional pass-through status on or before December 31, 2003, and separately payable drugs will be excluded from outlier payments.

As a result of the implementation of the OPPS, the Company believes that its hospital customers may seek reductions in contractual rates to the extent the hospital believes it will pay more to the Company than it will receive from Medicare and other third-party payors.  To date, no material reductions have been sought.  The reduction of contractual rates for a single customer or loss of a single customer to a competitor prepared to reduce contractual rates would not have a material adverse impact on the Company’s contract services revenues; however, the reduction in contractual rates for several customers or loss of several contracts could have a material adverse impact on the Company’s business, financial condition and results of operations.

On the other hand, the Company believes that the impact of the OPPS on hospital payments for diagnostic imaging services, especially for MRI and CT services, may cause hospitals to consider restructuring their diagnostic outpatient imaging services as freestanding centers which are unaffected by the OPPS.  Notwithstanding the OIG’s Special Advisory Bulletin discussed above, this may provide the Company with additional opportunities for joint ventures which involve the joint ownership and management of single and multi-modality imaging centers with hospitals.  Given the complexity of the OPPS, it is difficult to determine whether hospitals will be receiving less reimbursement from Medicare (after they take advantage of the transitional payments that may be available under the BBRA) in 2004 and later years than they did in 2003, and to what extent they will attempt to renegotiate existing contractual arrangements.

In addition, a new Florida law requires Mobile Facilities operating in Florida to be accredited by one of three national accreditation organizations and to satisfy certain licensure requirements.  The Company believes that these additional regulatory requirements will not have a material impact on contract services revenues.

Approximately 55% of the Company’s total revenues for the six months ended December 31, 2003 were generated from patient services revenues. Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 1% and 99%, respectively, of patient services revenues for the six months ended December 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed, and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.

The Company’s Fixed Facilities and Centers are principally dependent on the Company’s ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties.  The Company’s eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s insurance carrier (primarily if the insurance is provided by a managed care organization).  The Company currently has in excess of 1,100 contracts with managed care organizations for diagnostic imaging services provided at the Company’s Fixed Facilities and Centers primarily on a discounted fee-for-service basis.  Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels.  A significant decline in referrals and/or reimbursement rates would adversely impact the Company’s business, financial condition and results of operations.

Management believes that any future increases in revenues can only be achieved by higher utilization and not by increases in procedure prices; however, slower start-ups of new operations, excess capacity of diagnostic imaging equipment, competition, and the expansion of managed care may impact utilization and make it difficult for the Company to achieve revenue increases in the future, absent the execution of provider agreements with managed care companies and other payors, and the execution of the Company’s business strategy.

COSTS OF OPERATIONS:  Costs of operations increased approximately 26.6% from approximately $86.9 million for the six months ended December 31, 2002, to approximately $110.0 million for the six months ended December 31, 2003.  This increase was due primarily to (i) the fiscal 2003 and 2004 acquisitions discussed above (approximately $15.3 million),

(ii) costs at the opened Fixed Facilities (approximately $1.7 million), and (iii) increased costs at existing facilities (approximately $6.1 million).  The increase at existing facilities is due primarily to higher salaries and benefits, equipment maintenance costs, insurance and depreciation expense, partially offset by reduced provision for doubtful accounts.

Costs of operations at the Mobile Division increased approximately 24.9% from approximately $32.9 million for the six months ended December 31, 2002, to approximately $41.1 million for the six months ended December 31, 2003.  The increase was due to (i) the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $5.4 million), (ii) higher salaries and benefits and vehicle operations costs as a result of the reduction in the Company’s short-term rental activities, and (iii) higher salaries and benefits, equipment maintenance costs, insurance, depreciation expense and (iv) an increase in the Company’s mobile sales personnel, partially offset by reduced equipment lease costs.

Costs of operations at the Fixed-Site Division increased approximately 28.8% from approximately $47.2 million for the six months ended December 31, 2002, to approximately $60.8 million for the six months ended December 31, 2003.  The increase was due primarily to (i) the fiscal 2003 acquisition discussed above (approximately $9.9 million), (ii) costs at the opened Fixed Facilities (approximately $1.7 million), and (iii) higher salaries and benefits, equipment maintenance costs, insurance and depreciation expense, partially offset by reduced supply costs and provision for doubtful accounts at the Company’s existing facilities.

Costs of operations, as a percentage of total revenues, increased to approximately 79.3% for the six months ended December 31, 2003, from approximately 74.3% for the six months ended December 31, 2002.  The percentage increase is primarily due to the higher percentage of Fixed Facilities and Centers as a result of the fiscal 2003 acquisition discussed above, reduced revenues at the Company’s existing Mobile Facilities and higher salaries and benefits and depreciation expense.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 11.1% from approximately $6.3 million for the six months ended December 31, 2002, to approximately $7.0 million for the six months ended December 31, 2003. The increase was due primarily to higher salaries and benefits to support the fiscal 2003 and 2004 acquisitions discussed above and to make the Company’s systems conform with HIPAA requirements, partially offset by reduced consulting costs related to the Company’s acquisition and development activities.  Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.4% for the six months ended December 31, 2002, to approximately 5.0% for the six months ended December 31, 2003.

GAIN ON SALE OF CENTER:  In December 2003, the Company sold a Center located in Hobart, Indiana for approximately $5.4 million.  The Company realized a gain of approximately $2.1 million on the sale.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 8.0% from approximately $18.7 million for the six months ended December 31, 2002, to approximately $20.2 million for the six months ended December 31, 2003.  This increase was due primarily to additional debt related to the fiscal 2003 and 2004 acquisitions discussed above, partially offset by additional principal payments on notes payable and capital lease obligations and a reduction in the Company’s effective interest rate on its variable rate debt.

PROVISION FOR INCOME TAXES:  Provision for income taxes decreased from $2.3 million for the six months ended December 31, 2002, to approximately $2.0 million for the six months ended December 31, 2003.  The Company has recorded a tax provision at the statutory rate of 40% for the six months ended December 31, 2003 and 2002, respectively.  At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year.  In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company’s net operating loss carryforwards.  The Company expects its effective tax rate will be approximately 40% in the future.

EBITDA:  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased approximately 9.7% from approximately $48.7 million for the six months ended December 31, 2002, to approximately $53.4 million for the six months ended December 31, 2003.  This increase was primarily due to the fiscal 2003 and 2004 acquisitions discussed above (approximately $9.7 million), partially offset by a reduction in EBITDA at the Company’s Mobile Division.  EBITDA for the Fixed-Site Division increased approximately 28.1% from approximately $28.1 million for the six months ended December 31, 2002, to approximately $36.0 million for the six months ended December 31, 2003 primarily due to (i) the fiscal 2003 acquisition discussed above (approximately $4.8 million), (ii) the gain on sale of

Center described above (approximately $2.1 million), (iii) the opened Fixed Facilities (approximately $0.3 million) and (iv) increased EBITDA at existing facilities (approximately $0.7 million).  EBITDA for the Mobile Division decreased approximately 4.1% from approximately $29.6 million for the six months ended December 31, 2002, to approximately $28.4 million for the six months ended December 31, 2003 primarily due to the decrease in revenues at existing Mobile Facilities (approximately $6.0 million), partially offset by EBITDA from the fiscal 2004 acquisition of Mobile Facilities (approximately $4.8 million).  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  The Company believes EBITDA is a useful indicator of its ability to meet debt service requirements.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The reconciliation of net income to EBITDA is as follows (in thousands):

	Six Months Ended December 31,
	2003	2002
	(unaudited)
Net income, as reported	$2,954	$3,400
Provision for income taxes	1,970	2,267
Interest expense	20,190	18,736
Depreciation and amortization	28,245	24,278
EBITDA	$53,359	$48,681

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

REVENUES:  Revenues increased approximately 19.9% from approximately $58.3 million for the three months ended December 31, 2002, to approximately $69.9 million for the three months ended December 31, 2003.  This increase was due primarily to an increase in revenues at the Mobile Division (approximately $3.2 million) and an increase in revenues at the Fixed-Site Division (approximately $8.4 million).   Revenues for the Mobile Division and the Fixed-Site Division represented approximately 40% and 60%, respectively, of total revenues for the three months ended December 31, 2003.

Revenues at the Mobile Division increased approximately 12.7% from approximately $25.1 million for the three months ended December 31, 2002, to approximately $28.3 million for the three months ended December 31, 2003.  The increase was due to the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $5.3 million), partially offset by reduced revenues associated with the Company’s short-term rental activities (approximately $0.6 million) and reduced revenues at the Company’s existing Mobile Facilities (approximately $1.5 million).  The decrease at the Company’s existing Mobile Facilities was due primarily to terminated high volume customer contracts, partially offset by an increase in volume at replacement accounts, which initially have lower volumes.

Revenues at the Fixed-Site Division increased approximately 25.3% from approximately $33.2 million for the three months ended December 31, 2002, to approximately $41.6 million for the three months ended December 31, 2003.  The increase was due to (i) the fiscal 2003 acquisition discussed above (approximately $6.9 million); (ii) revenues at the opened Fixed Facilities (approximately $1.0 million) and (iii) revenues at existing Fixed Facilities and Centers (approximately $0.5 million) due to a nominal increase in reimbursement from third-party payors, partially offset by lower utilization (approximately 2%).

COSTS OF OPERATIONS:  Costs of operations increased approximately 29.7% from approximately $43.8 million for the three months ended December 31, 2002, to approximately $56.8 million for the three months ended December 31, 2003.  This increase was due primarily to (i) the fiscal 2003 and 2004 acquisitions discussed above (approximately $8.7 million), (ii) costs at the opened Fixed Facilities (approximately $0.9 million) and (iii) increased costs at existing facilities (approximately $3.4 million).  The increase at existing facilities is due primarily to higher salaries and benefits, equipment maintenance costs, insurance and depreciation expense, partially offset by reduced provision for doubtful accounts.

Costs of operations at the Mobile Division increased approximately 29.2% from approximately $16.8 million for the three months ended December 31, 2002, to approximately $21.7 million for the three months ended December 31, 2003.  The increase was due to (i) the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $3.4 million), (ii) higher salaries and benefits and vehicle operations costs as a result of the reduction in the Company’s short-term rental activities, and (iii) higher salaries and benefits, insurance and depreciation expense, partially offset by reduced equipment lease costs.

Costs of operations at the Fixed-Site Division increased approximately 28.6% from approximately $24.1 million for the three months ended December 31, 2002, to approximately $31.0 million for the three months ended December 31, 2003.  The increase was due primarily to (i) the fiscal 2003 acquisition discussed above (approximately $5.3 million), (ii) costs at the opened Fixed Facilities (approximately $0.9 million) and (iii) higher salary and benefits, equipment maintenance costs, insurance and depreciation expense, partially offset by reduced supply costs and provision for doubtful accounts at the Company’s existing facilities.

Costs of operations, as a percentage of total revenues, increased to approximately 81.2% for the three months ended December 31, 2003, from approximately 75.1% for the three months ended December 31, 2002.  The percentage increase is primarily due to the higher percentage of Fixed Facilities and Centers as a result of the fiscal 2003 acquisition discussed above, reduced revenues at the Company’s existing Mobile Facilities, higher salaries and benefits and depreciation expense.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 9.4% from approximately $3.2 million for the three months ended December 31, 2002, to approximately $3.5 million for the three months ended December 31, 2003. The increase was due primarily to higher salaries and benefits to support the fiscal 2003 and 2004 acquisitions described above and to make the Company’s systems conform with HIPAA requirements, partially offset by reduced consulting costs related to the Company’s acquisition and development activities.  Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.4% for the three months ended December 31, 2002, to approximately 5.0% for the three months ended December 31, 2003.

GAIN ON SALE OF CENTER:  In December 2003, the Company sold a Center located in Hobart, Indiana for approximately $5.4 million.  The Company realized a gain of approximately $2.1 million on the sale.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 8.6% from approximately $9.3 million for the three months ended December 31, 2002, to approximately $10.1 million for the three months ended December 31, 2003.  This increase was due primarily to additional debt related to the fiscal 2003 and 2004 acquisitions discussed above, partially offset by principal payments on notes payable and capital lease obligations and a reduction in the Company’s effective interest rate on its variable rate debt.

PROVISION FOR INCOME TAXES:  Provision for income taxes decreased from $1.0 million for the three months ended December 31, 2002, to approximately $0.9 million for the three months ended December 31, 2003.  The Company has recorded a tax provision at the statutory rate of 40% for the three months ended December 31, 2003 and December 31, 2002, respectively.

EBITDA:  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased approximately 10.3% from approximately $24.3 million for the three months ended December 31, 2002, to approximately $26.8 million for the three months ended December 31, 2003.  This increase was primarily due to the fiscal 2003 and 2004 acquisitions discussed above (approximately $5.1 million), partially offset by a reduction in EBITDA at the Company’s Mobile Division.  EBITDA for the Fixed-Site Division increased approximately 34.6% from approximately $13.6 million for the three months ended December 31, 2002, to approximately $18.3 million for the three months ended December 31, 2003 primarily due to (i) the fiscal 2003 acquisition discussed above (approximately $2.4 million), (ii) the gain on sale of Center (approximately $2.1 million) and, (iii) the opened Fixed Facilities (approximately $0.2 million).  EBITDA for the Mobile Division decreased approximately 3.4% from approximately $14.5 million for the three months ended December 31, 2002, to approximately $14.0 million for the three months ended December 31, 2003 primarily due to the decrease at existing Mobile Facilities (approximately $3.2 million), partially offset by EBITDA from the fiscal 2004 acquisition of Mobile Facilities (approximately $2.7 million).  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  The Company believes EBITDA is a useful indicator of its ability to meet debt service requirements.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The reconciliation of net income to EBITDA is as follows (in thousands):

	Three Months Ended December 31,
	2003	2002
	(unaudited)
Net income, as reported	$1,344	$1,444
Provision for income taxes	895	964
Interest expense	10,069	9,346
Depreciation and amortization	14,443	12,547
EBITDA	$26,751	$24,301

NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE.  In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R for the Company’s consolidated financial statements are as follows:

(1)          Special purpose entities (SPEs) created prior to February 1, 2003:  The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim reporting period ended December 31, 2003.  The Company has completed its assessment and determined that the Company has no SPEs.

(2)          Non-SPEs created prior to February 1, 2003:  The Company is required to adopt FIN 46-R at the end of the first interim reporting period ending March 31, 2004.  The Company did not enter into any significant joint venture or partnership agreements prior to February 1, 2003 which are not included in the consolidated financial statements for the six months ended December 31, 2003 and 2002.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  The Company is required to apply the provisions of FIN 46 unless it elects to early adopt the provisions of FIN 46-R as of the first interim reporting period ending March 31, 2004.  If the Company does not elect to early adopt FIN 46-R, then it is required to apply FIN 46-R to these entities as of the end of the first interim reporting period ending March 31, 2004.  The Company did not enter into any SPE, joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on the consolidated financial statements for the period ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  The Company adopted SFAS 149 on July 1, 2003, which did not have a material impact on the Company’s financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  The Company adopted SFAS 150 on July 1, 2003, which did not have a material impact on the Company’s financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Company’s unaudited condensed consolidated financial statements.  The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on page 39 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Company’s annual report on Form 10-K for the year ended June 30, 2003.  Management believes that at December 31, 2003, there has been no material change to this information.

FORWARD-LOOKING STATEMENTS

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

There are a number of risks and uncertainties that could cause the Company’s actual results to differ materially from the forward-looking statements contained in this report.  Important factors that could cause the Company’s actual results to differ materially from the forward-looking statements made in this report are set forth in this report, including the factors described in the section entitled “Risk Factors”.

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

For the six months ended December 31, 2003, the Company derived approximately 55% of its revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services the Company provides could have a significant negative impact on those revenues. Moreover, the Company’s health care provider customers on whom the Company depends for approximately 45% of its revenues generally rely on reimbursement from third-party payors.  In the past, initiatives have been proposed and implemented which have had the effect of decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Similar initiatives enacted in the future may have an adverse impact on the Company’s financial condition and operations.

Any changes in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which the Company or its customers can obtain reimbursement or the amounts reimbursed the Company or the Company’s customers for services provided by the Company.  If third-party payors reduce the amount of their payments to the Company’s customers, its customers may seek to reduce their payments to the Company or seek an alternate supplier of diagnostic imaging services.  Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, group practices and clinics the Company bills directly, the Company has lowered and may continue to need to lower its fees to retain existing customers and attract new ones.  These reductions could have a significant adverse effect on the Company’s revenues and financial results by decreasing demand for its services or creating downward pricing pressure.

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

•                       the mix of contract services and patient services revenues; and

•                       general economic conditions.

The Company’s failure to respond to declines in revenue would make its business difficult to operate and would harm its financial results.

Because a high percentage of the Company’s operating expenses are fixed, a relatively small decrease in revenue could have a significant negative impact on its financial results.

A high percentage of the Company’s expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenue.  Such expenses include, but are not limited to, debt service and capital lease payments, rent and operating lease payments, salaries, maintenance, insurance and vehicle operations costs.  As a result, a relatively small reduction in the prices the Company charges for its services or in the amount of services that it provides could have a disproportionate effect on its financial results.

A failure to meet the Company’s capital expenditure requirements can adversely affect its business.

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new Fixed and Mobile Facilities, or new operations, and the acquisition of additional businesses and new imaging equipment.  The Company incurs capital expenditures to, among other things:

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

The Company may experience competition from hospitals, radiology groups and other diagnostic imaging companies and this competition could adversely affect its revenues and business.

The health care industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers.  The Company competes principally on the basis of its reputation for productive and cost-effective quality services.  The Company’s operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment.  The Company will continue to encounter substantial competition from hospitals and independent organizations.  Some of the Company’s direct competitors that provide contract diagnostic imaging services may have access to greater financial resources.  If the Company is unable to successfully compete, its customer base would decline and its business, financial condition and results of the operations would be harmed.

Certain hospitals, particularly the larger hospitals, may be expected to directly acquire and operate imaging and treatment equipment on-site as part of their overall inpatient servicing capability, assume the associated financial risk, employ the necessary technologists and satisfy applicable CON and licensure requirements, if any.  Historically, smaller hospitals have been reluctant to purchase imaging and treatment equipment.  This reluctance, however, has in the past encouraged the entry of start-up ventures and other established business operations into the diagnostic imaging business.  As a result, there have been periods in the recent past when there has been significant excess capacity in the diagnostic imaging business in the United States, which can negatively affect utilization and reimbursement.  In addition, some physician practices that have not purchased imaging equipment may decide to do so, in light of the flexibility provided by the final Physician Self-Referral regulations adopted in January 2001 and the increased availability of lower-cost specialty MRI systems and in so doing would compete with the Company.  Attractive financing from original equipment manufacturers may cause hospitals and physician practices who have utilized shared mobile services from the Company and its competitors, to purchase and operate their own equipment.  If the cost of acquiring and operating imaging equipment falls to such a level that it makes more sense for hospitals and physician practices to do so rather than utilize the Company’s shared mobile services, the Company’s business, financial condition and results of operations would be materially adversely affected.

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

The Company’s fixed-site Centers and Fixed Facilities depend on physician referrals and contractual arrangements with managed care organizations for their business.

The Company’s fixed-site Centers and Fixed Facilities are principally dependent on their ability to attract referrals from physicians and other health care providers representing a variety of specialties.  The Company’s eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s health plan.  The Company currently has in excess of 1,100 contracts with managed care organizations for diagnostic imaging services provided at the Company’s fixed-site Centers and Fixed Facilities, primarily on a discounted fee-for-service basis.  A significant decline in referrals would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to renew or maintain its customer contracts, which would harm its business and financial results.

Upon expiration of the Company’s customer contracts, it is subject to the risk that customers will cease using its imaging services and purchase or lease their own imaging systems or use the Company’s competitors’ imaging systems.  Approximately one-third of the Company’s mobile MRI contracts will expire in the fiscal year ending June 30, 2004.  If these contracts are not renewed or are renewed at lower prices, the Company could experience a significant negative impact on its business.  The Company’s mobile contract renewal rate for the fiscal year ended June 30, 2003 was approximately 80%.  It is not always possible to immediately obtain replacement customers, and historically many replacement customers have been smaller facilities which have a lower number of scans than the number of scans of the lost customers.  Although the non-renewal of a single customer contract would not have a material impact on the Company’s contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

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

Technological change in the MRI industry has been gradual.  Although the Company believes that substantially all of its MRI and other diagnostic imaging systems are upgradeable to maintain their state-of-the-art character, the development of new technologies or refinements of existing ones might make its existing systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, its systems.  MRI and other diagnostic imaging systems are currently manufactured by numerous companies.  Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market may result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of the Company’s systems may be accelerated.  Although the Company is aware of no imminent substantial technological changes, other than ultra-high field MRI systems and PET/CT or “fusion” scanners, should such changes occur, there can be no assurance that it would be able to acquire the new or improved systems.

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

As part of the Company’s business strategy, it has pursued and intends to continue to pursue strategic acquisitions and establish arrangements through partnerships and joint ventures with hospitals and other health care providers.  It is continuously evaluating acquisition opportunities and consolidation possibilities, and, at any given time, may be in various stages of due diligence or preliminary discussions with respect to a number of potential transactions.  There can be no assurance that the Company will succeed in identifying suitable acquisition or joint venture candidates or in consummating any such acquisitions or joint venture arrangements.  The Company’s acquisition and joint venture strategies require substantial capital which may exceed the funds available to it from internally generated funds and under the Company’s Credit Facilities.  There can be no assurance that the Company will be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to it, if at all.

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

Although the Company believes that it has successfully integrated acquisitions in the past, there can be no assurance that it will be able to successfully integrate the operations of any future acquisitions.  If it does not successfully integrate acquisitions, the Company may not realize anticipated operating advantages, economies of scale and cost savings.  Also, the Company may not be able to maintain the levels of operating efficiency acquired companies would have achieved or might have achieved separately.  Successful integration of each of their operations will depend upon the Company’s ability to manage those operations and to eliminate redundant and excess costs.

Loss of key executives and failure to attract qualified managers, technologists and salespersons could limit the Company’s growth and negatively impact its operations.

The Company depends upon its management team to a substantial extent.  As the Company grows, it will increasingly require field managers and salespersons experienced in its industry and skilled technologists to operate its diagnostic equipment.  It is impossible to predict the availability of qualified field managers, salespersons and technologists or the compensation levels that will be required to hire or retain them.  In particular, there is a very high demand for qualified technologists who are necessary to operate the Company’s systems.  The Company may not be able to hire and retain a sufficient number of technologists, and it may be required to pay bonuses and higher salaries to its technologists, which would increase its expenses.  The loss of the services of any member of the Company’s senior management or the Company’s inability to hire qualified field managers, salespersons and skilled technologists at economically reasonable compensation levels could adversely affect its ability to operate and grow its business.

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

Timely, effective service is essential to maintaining the Company’s reputation and high utilization rates on its imaging systems.  Repairs to one of its systems can take up to two weeks and result in a loss of revenues.  The

Company’s warranties and maintenance contracts do not compensate it for loss of revenues when its systems are not fully operational.  The principal components of its operating costs include depreciation, salaries paid to technologists and drivers, annual equipment maintenance costs, lease payments, rents and insurance and transportation costs.  Because the majority of these expenses are fixed, a reduction in the number of procedures performed due to out-of-service equipment will result in lower revenues and margins.  Repairs of the Company’s equipment are performed for it by the equipment manufacturers.  These manufacturers may not be able to perform repairs or supply needed parts in a timely manner.  Thus, if the Company experiences more system malfunctions than anticipated or if it is unable to promptly obtain the service necessary to keep its systems functioning effectively, its revenues could decline and its ability to provide services would be harmed.

The Company’s substantial indebtedness could adversely affect its financial health.

As of December 31, 2003, the Company had total indebtedness of approximately $493.2 million which comprised approximately 83.9% of the Company’s total capitalization.  The Company’s substantial indebtedness could have important consequences to the Company.  For example, it could:

•                       make it more difficult for the Company to satisfy its obligations with respect to the Notes and its Credit Facilities;

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

In addition, the Company may incur substantial additional indebtedness in the future.  The terms of the indenture governing the Notes and the Company’s credit agreement allow it to issue and incur additional debt upon satisfaction of certain conditions.  If new debt is added to current debt levels, the related risks described above could intensify.

RISKS RELATING TO GOVERNMENT REGULATION OF THE COMPANY’S BUSINESS

Complying with federal and state regulations pertaining to the Company’s business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

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

As of December 31, 2003, the Company had outstanding long-term debt of approximately $246.2 million, which has floating rate terms.  The Company has outstanding an interest rate swap, converting $20.0 million of its floating rate debt to fixed rate debt.  The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.3 million on an annual basis.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

32.1(+)                                    Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2(+)                                    Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)                                                         Reports on Form 8-K

The Company filed with the SEC a current report on Form 8-K/A on October 3, 2003, under Item 7 with financial statements and pro-forma financial information relating to an acquisition.

(+)              In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 13, 2004

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By:	/s/ Steven T. Plochocki
Steven T. Plochocki
President and Chief Executive Officer

By:	/s/ Brian G. Drazba
Brian G. Drazba
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

31.1	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1(+)	Certification of Steven T. Plochocki, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2(+)	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(+)         In accordance with SEC Release No. 33-8212, this exhibit is being furnished, and is not being filed as part of this report or as a separate disclosure document, and is not being incorporated by reference into any Securities Act of 1933 registration statement.