Form 10-Q
period 2004-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2004-05-13
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 5,468,814 shares of Common Stock as of May 7, 2004.

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

ITEM 1.                             FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	March 31, 2004	June 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61,109	$19,554
Trade accounts receivables, net	49,780	46,096
Other current assets	6,631	10,149
Total current assets	117,520	75,799

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $107,794 and $67,982, respectively	224,030	219,121

INVESTMENTS IN PARTNERSHIPS	2,850	2,734
OTHER ASSETS	20,417	19,371
OTHER INTANGIBLE ASSETS, net	36,237	36,470
GOODWILL	256,182	223,822
	$657,236	$577,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,520	$2,009
Current portion of capital lease obligations	5,175	5,696
Accounts payable and other accrued expenses	40,397	35,514
Total current liabilities	48,092	43,219

LONG-TERM LIABILITIES:
Notes payable, less current portion	494,061	420,239
Capital lease obligations, less current portion	15,103	18,175
Other long-term liabilities	4,810	4,070
Total long-term liabilities	513,974	442,484

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at March 31, 2004 and June 30, 2003	5	5
Additional paid-in capital	87,081	87,081
Retained earnings	8,166	4,931
Accumulated other comprehensive loss	(82)	(403)
Total stockholders’ equity	95,170	91,614
	$657,236	$577,317

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands)

	Nine Months Ended March 31,
	2004	2003
REVENUES	$209,454	$173,055

COSTS OF OPERATIONS:
Costs of services	120,412	90,417
Provision for doubtful accounts	3,333	3,059
Equipment leases	624	770
Depreciation and amortization	42,801	36,292
Total costs of operations	167,170	130,538

Gross profit	42,284	42,517

CORPORATE OPERATING EXPENSES	10,550	9,699

Income from company operations	31,734	32,818

GAIN ON SALE OF CENTER	2,129	—

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,705	1,214

Operating income	35,568	34,032

INTEREST EXPENSE, net	30,175	27,937

Income before income taxes	5,393	6,095

PROVISION FOR INCOME TAXES	2,158	2,438

Net income	$3,235	$3,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2004	2003

REVENUES	$70,736	$56,134

COSTS OF OPERATIONS:
Costs of services	41,328	30,397
Provision for doubtful accounts	1,098	989
Equipment leases	198	226
Depreciation and amortization	14,556	12,014
Total costs of operations	57,180	43,626

Gross profit	13,556	12,508

CORPORATE OPERATING EXPENSES	3,555	3,378

Income from company operations	10,001	9,130

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	453	499

Operating income	10,454	9,629

INTEREST EXPENSE, net	9,985	9,201

Income before income taxes	469	428

PROVISION FOR INCOME TAXES	188	171

Net income	$281	$257

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net income	$3,235	$3,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of Center	(2,129)	—
Depreciation and amortization	42,801	36,292
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Trade accounts receivables, net	(3,225)	3,054
Other current assets	2,660	1,475
Accounts payable and other accrued expenses	5,092	3,339
Net cash provided by operating activities	48,434	47,817

INVESTING ACTIVITIES:
Acquisition of Centers, Fixed Facilities and Mobile Facilities	(52,834)	—
Proceeds from sale of Center	5,413	—
Additions to property and equipment	(28,307)	(39,556)
Other	(854)	(439)
Net cash used in investing activities	(76,582)	(39,995)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(6,174)	(5,616)
Proceeds from issuance of notes payable	76,125	—
Other	(248)	756
Net cash provided by (used in) financing activities	69,703	(4,860)

INCREASE IN CASH AND CASH EQUIVALENTS	41,555	2,962

Cash, beginning of period	19,554	17,783
Cash, end of period	$61,109	$20,745

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$22,680	$21,337
Income taxes paid (received)	145	(353)
Equipment additions under capital leases	—	25,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              ORGANIZATION AND NATURE OF BUSINESS

InSight Health Services Holdings Corp. (Company), a Delaware corporation, was incorporated on June 13, 2001 under the name JWC/Halifax Holdings Corp.   The Company was funded through an equity contribution from J.W. Childs Equity Partners II, L.P., Halifax Capital Partners, L.P. and certain of their affiliates.  On June 29, 2001, the Company’s name was changed to InSight Health Services Holdings Corp.  The Company and its former wholly owned subsidiary, InSight Health Services Acquisition Corp. (Acquisition Corp.), were created to acquire all the outstanding shares of InSight Health Services Corp. (InSight).  On October 17, 2001, the Company acquired InSight pursuant to an agreement and plan of merger dated June 29, 2001, as amended, among the Company, Acquisition Corp. and InSight (the 2001 Acquisition).

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 34 states throughout the United States.  The Company has two reportable segments:  the Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 93 mobile magnetic resonance imaging (MRI) facilities, 18 mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities, three mobile computed tomography (CT) facilities (collectively, Mobile Facilities), 56 fixed-site MRI facilities (Fixed Facilities), 32 multi-modality fixed-site imaging centers (Centers), two PET fixed-site centers, one CT fixed-site center, one fixed-site catheterization lab, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center.  Subsequent to March 31, 2004, the Company completed the acquisition of twenty-one (21) Centers and Fixed Facilities located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia, states (other than Kansas) in which the Company already has Mobile Facilities, Fixed Facilities or Centers (Note 11).  The Company has a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

At its Centers, the Company typically offers other services in addition to MRI, including CT, diagnostic and fluoroscopic x-ray, mammography, diagnostic ultrasound, nuclear medicine, bone densitometry, nuclear cardiology, and cardiovascular services.

2.              INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of the Company’s annual report on Form 10-K for the period ended June 30, 2003 filed with the Securities and Exchange Commission (SEC) on September 26, 2003.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.  The results of operations for the nine months and three months ended March 31, 2004 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.              INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  The Company’s investment interests in partnerships or limited liability companies (Partnerships) are accounted for under the equity method of accounting when the Company’s ownership is 50 percent or less.  The Company’s investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when the Company exercises control over the operations and is primarily responsible for the associated long-term debt.   Total assets as of March 31, 2004 for the Company’s 50 percent controlled entity, which is consolidated, were approximately $2.8 million.  Revenues for the nine and three months ended March 31, 2004 for the Company’s 50 percent controlled entity were approximately $5.5 million and $1.9 million, respectively.

4.              ACQUISITIONS

In April 2003, the Company acquired 13 diagnostic imaging centers located in Southern California, which are included in the Fixed-Site Division.  The acquisition consists of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $46.5 million, which included approximately $39.0 million paid to the seller and the payment of debt and transaction costs of approximately $7.9 million, and is subject to certain post-closing adjustments.  The excess purchase price paid by the Company over its estimates of the fair market value of the tangible and other intangible assets as of the date of acquisition was approximately $25.4 million and is reflected as goodwill in the accompanying consolidated balance sheets.  In accordance with SFAS 141, the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill.  The purchase price allocation was based upon evaluations and other studies of the fair value of the net assets acquired.  Goodwill is not amortized but is subject to an ongoing assessment for impairment.

In August 2003, the Company acquired 22 Mobile Facilities operating primarily in the Mid-Atlantic states.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.  The excess purchase price paid by the Company over its estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $29.1 million and is reflected as goodwill in the accompanying condensed consolidated balance sheet as of March 31, 2004.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, the new intangible asset balance will be allocated between identifiable intangible assets and remaining goodwill.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  The determination of the fair value of assets and liabilities as well as the identification of other intangible assets is continuing, and the final allocation may be significantly different.

	August 2003 Acquisition	April 2003 Acquisition

Cash purchase price	$49,872	46,488
Estimated fair values
Assets acquired:
Tangible	18,337	17,977
Other Intangible Assets	2,400	3,200
Liabilities assumed	—	(82)
Goodwill	$29,135	$25,393

Unaudited pro-forma combined results of operations of the Company, assuming the acquisition had occurred as of July 1, 2002, are presented below.  The pro-forma combined results of operations for the nine and three months ended March 31, 2004 and 2003, include pro-forma results of operations for the acquisitions described above and adjustments to interest expense and amortization of identified intangible assets, and the consolidation of certain joint ventures in which the Company purchased a 100% interest.  The pro-forma combined results of operations for the nine and three months ended March 31, 2004 and 2003 contain the use of certain estimates and adjustments to reflect the results of operations for the acquisitions discussed above.  The pro-forma results of operations for the nine and three months ended March 31, 2003 include revenues of $20.5 million and $6.4 million, respectively, and net income of approximately $0.2 million and $0.3 million, respectively, for the acquisition completed in April 2003.  The pro-forma results of operations for the nine and three months ended March 31, 2003 also include revenues of approximately $15.3 million and $5.3 million, respectively, and net income of $1.3 million and $0.2 million, respectively, for the acquisition completed in August 2003.  These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)

Revenues	$211,301	$208,902	$70,736	$67,846
Costs of operations	168,178	156,409	57,180	52,816
Gross profit	43,123	52,493	13,556	15,030
Corporate operating expenses	10,550	13,708	3,555	3,983
Income from company operations	32,573	38,785	10,001	11,047
Gain on sale of Center	2,129	—	—	—
Equity in earnings of unconsolidated partnerships	1,705	1,214	453	499
Operating income	36,407	39,999	10,454	11,546
Interest expense, net	30,347	31,542	9,985	10,176
Income before income taxes	6,060	8,457	469	1,370
Provision for income taxes	2,425	3,382	188	548
Net income	$3,635	$5,075	$281	$822

A reconciliation of goodwill for the nine months ended March 31, 2004 is as follows:

	Mobile	Fixed-Site	Consolidated
Goodwill, June 30, 2003	$79,079	$144,743	$223,822
Acquired in acquisitions	29,135	2,953	32,088
Adjustments to goodwill	3	269	272
Goodwill, March 31, 2004	$108,217	$147,965	$256,182

5.              NOTES PAYABLE

The Company, through InSight, has credit facilities (Credit Facilities) with a bank and a syndication of other lenders consisting of (i) a term loan B, (ii) a $50 million revolving credit facility, and (iii) a $50 million second delayed-draw term loan facility.  In October 2003, a $75 million delayed-draw term loan was combined with a $150 million term loan B.  As of March 31, 2004, there were approximately $220.6 million in borrowings under the term loan B, approximately $25.0 million in borrowings under the second delayed-draw term loan facility and no borrowings under the revolving credit facility.  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5% to 3.75%. The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under the facilities.  The Company expects to use the revolving credit facility to fund its future working capital needs.

The Company, through InSight, also has outstanding $225 million in unsecured senior subordinated notes (Notes).  The Notes bear interest at 9.875%, with principal due November 2011.  Additionally, in March 2004, the Company issued $25 million in a private placement of unsecured senior subordinated notes (New Notes) to partially fund the acquisition of twenty-one (21) Centers and Fixed Facilities in California, Arizona, Texas, Kansas, Pennsylvania and Virginia (Note 11).  The New Notes have terms identical to the Notes, but have not yet been registered with the SEC.

Subsequent to March 31, 2004, the Company borrowed the remaining $25 million under the second delayed-draw term loan facility to partially fund the acquisition of 21 Centers and Fixed Facilities in California, Arizona, Texas, Kansas, Pennsylvania and Virginia (Note 11).

The credit agreement related to the Credit Facilities and the indenture related to the Notes and the New Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of March 31, 2004, the Company was in compliance with these covenants.

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

The Company has established policies and procedures to permit limited types and amounts of hedges to help manage interest rate risk.  InSight has entered into an interest rate swap to pay a fixed rate of interest to the counterparty and received a floating rate of interest and had designated the interest rate swap as a cash flow hedge of its floating rate debt.  Such swaps have the effect of converting variable rate borrowings into fixed rate borrowings.  Subsequent to the 2001 Acquisition, the Company re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the Credit Facilities.  At March 31, 2004, the notional amount of this swap was $10.0 million with a fair value loss of approximately $0.2 million.  The swap expires in September 2004.  The fair value of the swap at the time of the 2001 Acquisition was approximately $1.8 million and represented hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $0.4 million of hedge ineffectiveness was recognized as a reduction to interest expense for the nine months ended March 31, 2004.

7.              COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income is the primary component of comprehensive income. For the Company, the only component of comprehensive income (loss) other than net income is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the condensed consolidated balance sheets as accumulated other comprehensive income (loss).  The Company's comprehensive income is as follows (amounts in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net Income	$3,235	$3,657	$281	$257
Unrealized gain (loss) attributable to change in fair value of derivative	321	(280)	74	80
Comprehensive income	$3,556	$3,377	$355	$337

8.              CAPITAL STOCK

The Company accounts for the options issued to employees in accordance with Accounting Principles Board Opinion No. 25, and has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock Based Compensation”.  SFAS 123 requires that the Company present pro-forma disclosures of net income as if the Company had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.  On December 31, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, which amends SFAS 123 and requires more prominent and frequent disclosures about the effects of stock based compensation.  If compensation expense had been recognized, the Company’s net income would have reflected the following pro-forma amounts (amounts in thousands):

		Nine Months Ended March 31,		Three Months Ended March 31,
		2004	2003	2004	2003
		(unaudited)		(unaudited)
Net income:	As reported	$3,235	$3,657	$281	$257
	Expense	(300)	(300)	(100)	(100)
	Pro-forma	$2,935	$3,357	$181	$157

Options for 27,500 shares were granted during the nine months ended March 31, 2004.  The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

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

The following tables summarize the operating results by segment for the nine and three months ended March 31, 2004 and 2003 (amounts in thousands)(unaudited):

Nine months ended March 31, 2004:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$84,437	$125,017	$—	$209,454
Depreciation and amortization	21,836	14,955	6,010	42,801
Total costs of operations	63,713	90,879	12,578	167,170
Equity in earnings of unconsolidated partnerships	—	1,705	—	1,705
Operating income (loss)	20,724	37,972	(23,128)	35,568
Interest expense, net	8,795	5,183	16,197	30,175
Income (loss) before income taxes	11,929	32,789	(39,325)	5,393

Additions to property and equipment	15,949	9,350	3,008	28,307

Nine months ended March 31, 2003:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$73,913	$99,142	$—	$173,055
Depreciation and amortization	18,132	12,424	5,736	36,292
Total costs of operations	49,950	70,715	9,873	130,538
Equity in earnings of unconsolidated partnerships	84	1,130	—	1,214
Operating income (loss)	24,047	29,557	(19,572)	34,032
Interest expense, net	8,507	6,240	13,190	27,937
Income (loss) before income taxes	15,540	23,317	(32,762)	6,095

Additions to property and equipment	21,351	16,831	1,374	39,556

Three months ended March 31, 2004:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$29,027	$41,709	$—	$70,736
Depreciation and amortization	7,710	4,885	1,961	14,556
Total costs of operations	22,618	30,098	4,464	57,180
Equity in earnings of unconsolidated partnerships	—	453	—	453
Operating income (loss)	6,409	12,064	(8,019)	10,454
Interest expense, net	2,881	1,587	5,517	9,985
Income (loss) before income taxes	3,528	10,477	(13,536)	469

Additions to property and equipment	2,923	2,659	1,149	6,371

Three months ended March 31, 2003:

	Mobile	Fixed-Site	Other	Consolidated
Revenues	$23,523	$32,611	$—	$56,134
Depreciation and amortization	6,054	4,203	1,757	12,014
Total costs of operations	17,048	23,474	3,104	43,626
Equity in earnings of unconsolidated partnerships	—	499	—	499
Operating income (loss)	6,475	9,636	(6,482)	9,629
Interest expense, net	2,723	1,981	4,497	9,201
Income (loss) before income taxes	3,752	7,655	(10,979)	428

Additions to property and equipment	2,072	4,435	(344)	6,163

10.       NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which is an interpretation of Accounting Research Bulletin No. 51, and “Consolidated Financial Statements.”  FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE.  In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R for the Company’s consolidated financial statements are as follows:

(1)          Special purpose entities (SPEs) created prior to February 1, 2003:  The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim reporting period ended March 31, 2004.  The Company has completed its assessment and determined that the Company has no SPEs.

(2)          Non-SPEs created prior to February 1, 2003:  The Company is required to adopt FIN 46-R at the end of the first interim reporting period ended March 31, 2004.  The Company did not enter into any significant joint venture or partnership agreements prior to February 1, 2003 which are not included in the consolidated financial statements for the nine months ended March 31, 2004 and 2003.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  The Company is required to apply the provisions of FIN 46 unless it elects to early adopt the provisions of FIN 46-R as of the first interim reporting period ended March 31, 2004.  If the Company does not elect to early adopt FIN 46-R, then it is required to apply FIN 46-R to these entities as of the end of the first interim reporting period ended March 31, 2004.  The Company did not enter into any SPE, joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on the consolidated financial statements for the nine months ended March 31, 2004.

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

11.       SUBSEQUENT EVENT

Effective April 1, 2004, the Company acquired twenty-one (21) Centers and Fixed Facilities located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia, states (other than Kansas) in which the Company already has Mobile Facilities, Fixed Facilities or Centers.  The aggregate purchase price was approximately $46.5 million, which included $1.2 million of transaction related costs.  The Company paid approximately $35.9 million to the seller and approximately $10.6 million for the payment of debt.   The Company issued $25 million in a private placement of senior subordinated notes and borrowed the remaining $25 million under the second delayed-draw term loan facility to fund the purchase price.

12.       SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

InSight’s payment obligations under the Notes and the New Notes (Note 5) are guaranteed by the Company (Parent Company) and all of InSight’s 100% owned subsidiaries (the Guarantor Subsidiaries).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  The Company accounts for its investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to the Company are restricted under the Credit Facilities and the indenture relating to the Notes.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$57,295	$3,814	$—	$61,109
Trade accounts receivables, net	—	—	40,892	8,888	—	49,780
Other current assets	—	—	6,396	235	—	6,631
Intercompany accounts receivable	87,004	495,613	20,270	—	(602,887)	—
Total current assets	87,004	495,613	124,853	12,937	(602,887)	117,520
Property and equipment, net	—	—	205,003	19,027	—	224,030
Investments in partnerships	—	—	2,850	—	—	2,850
Investments in consolidated subsidiaries	8,166	8,166	10,306	—	(26,638)	—
Other assets	—	—	20,312	105	—	20,417
Goodwill and other intangible assets, net	—	—	284,963	7,456	—	292,419
	$95,170	$503,779	$648,287	$39,525	$(629,525)	$657,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,327	$4,662	$706	$—	$7,695
Accounts payable and other accrued expenses	—	—	39,035	1,362	—	40,397
Intercompany accounts payable	—	—	582,617	20,270	(602,887)	—
Total current liabilities	—	2,327	626,314	22,338	(602,887)	48,092
Notes payable and capital lease obligations, less current portion	—	493,036	13,798	2,330	—	509,164
Other long-term liabilities	—	250	9	4,551	—	4,810
Stockholders’ equity	95,170	8,166	8,166	10,306	(26,638)	95,170
	$95,170	$503,779	$648,287	$39,525	$(629,525)	$657,236

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$173,214	$36,240	$—	$209,454
Costs of operations	—	—	135,600	31,570	—	167,170
Gross profit	—	—	37,614	4,670	—	42,284

Corporate operating expenses	—	—	10,550	—	—	10,550
Income from company operations	—	—	27,064	4,670	—	31,734

Gain on sale of Center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	1,705	—	—	1,705
Operating income	—	—	30,898	4,670	—	35,568

Interest expense, net	—	—	28,993	1,182	—	30,175
Income before income taxes	—	—	1,905	3,488	—	5,393

Provision for income taxes	—	—	2,158	—	—	2,158
Income (loss) before equity in income of consolidated subsidiaries	—	—	(253)	3,488	—	3,235

Equity in income of consolidated subsidiaries	3,235	3,235	3,488	—	(9,958)	—
Net income	$3,235	$3,235	$3,235	$3,488	$(9,958)	$3,235

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$58,394	$12,342	$—	$70,736
Costs of operations	—	—	46,547	10,633	—	57,180
Gross profit	—	—	11,847	1,709	—	13,556

Corporate operating expenses	—	—	3,555	—	—	3,555
Income from company operations	—	—	8,292	1,709	—	10,001

Equity in earnings of unconsolidated partnerships	—	—	453	—	—	453
Operating income	—	—	8,745	1,709	—	10,454

Interest expense, net	—	—	9,619	366	—	9,985
Income (loss) before income taxes	—	—	(874)	1,343	—	469

Provision for income taxes	—	—	188	—	—	188
Income (loss) before equity in income of consolidated subsidiaries	—	—	(1,062)	1,343	—	281

Equity in income of consolidated subsidiaries	281	281	1,343	—	(1,905)	—
Net income	$281	$281	$281	$1,343	$(1,905)	$281

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$3,235	$3,235	$3,235	$3,488	$(9,958)	$3,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of Center	—	—	(2,129)	—	—	(2,129)
Depreciation and amortization	—	—	38,680	4,121	—	42,801
Equity in income of consolidated subsidiaries	(3,235)	(3,235)	(3,488)	—	9,958	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Trade accounts receivables, net	—	—	(3,002)	(223)	—	(3,225)
Intercompany receivables, net	—	(72,627)	80,725	(8,098)	—	—
Other current assets	—	—	2,443	217	—	2,660
Accounts payable and other accrued expenses	—	—	4,795	297	—	5,092
Net cash provided by (used in) operating activities	—	(72,627)	121,259	(198)	—	48,434

INVESTING ACTIVITIES:
Acquisitions of Centers, Fixed Facilities and Mobile Facilities	—	—	(52,834)	—	—	(52,834)
Proceeds from sale of Center	—	—	5,413	—	—	5,413
Additions to property and equipment	—	—	(27,553)	(754)	—	(28,307)
Other	—	—	(854)	—	—	(854)
Net cash used in investing activities	—	—	(75,828)	(754)	—	(76,582)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(1,635)	(4,028)	(511)	—	(6,174)
Proceeds from issuance of notes payable	—	75,000	—	1,125	—	76,125
Other	—	(738)	(73)	563	—	(248)
Net cash provided by (used in) financing activities	—	72,627	(4,101)	1,177	—	69,703

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	41,330	225	—	41,555
Cash, beginning of period	—	—	15,965	3,589	—	19,554
Cash, end of period	$—	$—	$57,295	$3,814	$—	$61,109

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2003
(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$3,657	$3,657	$3,657	$3,438	$(10,752)	$3,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	32,057	4,235	—	36,292
Equity in income of consolidated subsidiaries	(3,657)	(3,657)	(3,438)	—	10,752	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Trade accounts receivables, net	—	—	3,124	(70)	—	3,054
Intercompany receivables, net	—	1,125	3,511	(4,636)	—	—
Other current assets	—	—	1,554	(79)	—	1,475
Accounts payable and other accrued expenses	—	—	3,300	39	—	3,339
Net cash provided by operating activities	—	1,125	43,765	2,927	—	47,817

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(36,111)	(3,445)	—	(39,556)
Other	—	—	(439)	—	—	(439)
Net cash used in investing activities	—	—	(36,550)	(3,445)	—	(39,995)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(1,125)	(4,182)	(309)	—	(5,616)
Other	—	—	(83)	839	—	756
Net cash provided by (used in) financing activities	—	(1,125)	(4,265)	530	—	(4,860)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	2,950	12	—	2,962

Cash, beginning of period	—	—	14,451	3,332	—	17,783
Cash, end of period	$—	$—	$17,401	$3,344	$—	$20,745

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OPERATIONS

The Company, through InSight and its subsidiaries, provides diagnostic imaging, treatment and related management services in 34 states throughout the United States.  The Company has two reportable segments:  the Mobile Division and Fixed-Site Division.  The Company’s services are provided through a network of 93 mobile magnetic resonance imaging (MRI) facilities, 18 mobile positron emission tomography (PET) facilities, four mobile lithotripsy facilities, three mobile computed tomography (CT) facilities (collectively, Mobile Facilities), 56 fixed-site MRI facilities (Fixed Facilities), 32 multi-modality fixed-site imaging centers (Centers), two PET fixed-site centers, one CT fixed-site center, one fixed-site catheterization lab, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center.  Subsequent to March 31, 2004, the Company completed the acquisition of twenty-one (21) Centers and Fixed Facilities located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia, states (other than Kansas) in which the Company already has Mobile Facilities, Fixed Facilities or Centers.  The Company has a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

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

Secondly, the Company intends to pursue expansion opportunities within its existing regional networks by opening new Fixed Facilities and Centers and developing Mobile Facilities where attractive returns on investment can be achieved and sustained.  In addition, management believes that Mobile PET Facilities present a growth opportunity due to increased physician acceptance of PET as a diagnostic tool, expanded Medicare coverage of PET procedures and favorable reimbursement levels.  The Company also intends to pursue joint venture opportunities with hospitals because management believes that they have the potential to provide the Company with a steady source of procedure volume.  Management believes that this will be an area for growth because the Company expects hospitals and other health care providers to respond to recent federal health care regulatory changes by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties, notwithstanding the Special Advisory Bulletin issued by the Office of the Inspector General (“OIG”) on April 23, 2003 that raised concerns throughout the health care industry about the legality of provider joint ventures and other contractual agreements.  According to the OIG Bulletin, the suspect arrangement involves a health care provider expanding into a related service line by contracting with an existing provider of that service (“Supplier”) to serve the provider’s existing patient population.  In the OIG’s view, the provider contracts out the entire operation of a related line of business to what would otherwise be a competitor.  The OIG asserts that the provider’s share of the profits from the new venture constitutes remuneration for the referral of the provider’s Medicare/Medicaid patients to the Supplier and may violate the federal anti-kickback statute.  The Company believes that providers contemplating participation in joint ventures will be carefully reviewing the OIG’s Bulletin to ensure compliance, but that the Bulletin will not have the effect of prohibiting joint ventures between providers.

Finally, the Company intends to continue to increase its market presence in its existing regional markets where it can increase economies of scale or new markets where it believes it can establish a strong regional network, through disciplined and strategic acquisitions.  The Company believes it is well positioned to capitalize on the ongoing consolidation of the imaging industry.  The Company believes that the expansion of its business through such acquisitions is a key factor in improving profitability.  The Company expects to pursue acquisitions of one or more individual centers which will round out its existing expanded regional markets.  No assurance can be given, however, that the Company will be able to identify suitable acquisition candidates, raise any necessary additional financing and thereafter complete such acquisitions on terms acceptable to the Company.  Since 1996, the Company has completed 16 acquisitions, including the acquisition completed on April 1, 2004.  The Company has a $50 million second delayed-draw term loan facility, of which $25 million was still available as of March 31, 2004.  In April 2004, the Company borrowed the remaining $25 million to complete the April 2004 acquisition discussed below.

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

In fiscal 2003, the Company also acquired thirteen (13) Centers and Fixed Facilities located in Southern California.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $47 million, which included approximately $39 million paid to the seller and the payment of debt and transaction costs of approximately $8 million.  The Company borrowed $50 million under a $75 million delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

In August 2003, the Company acquired twenty-two (22) Mobile Facilities primarily operating in the Mid-Atlantic states.  The acquisition consisted of certain tangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.  The Company borrowed the remaining $25 million under a $75 million delayed-draw term loan facility and $25 million under a $50 million second delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

In August 2003, the Company acquired a joint venture interest in a CT Fixed Facility located in Hammonton, New Jersey, which was financed with internally generated funds.  In December 2003, the Company sold a Center located in Hobart, Indiana.  In February 2004, the Company acquired the remaining interest in one of its partnership investments in a Center in Henderson, Nevada.

Effective April 1, 2004, the Company acquired twenty-one (21) Centers and Fixed Facilities located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia, states (other than Kansas) in which the Company already has Mobile Facilities, Fixed Facilities or Centers.  The aggregate purchase price was approximately $46.5 million, which included $1.2 million of transaction costs.  The Company paid approximately $35.9 million to the seller and approximately $10.6 million for the payment of debt.  The Company issued $25 million in a private placement of senior subordinated notes and borrowed the remaining $25 million under the second delayed-draw term loan facility to fund the purchase price and future capital expenditures related to the acquisition.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company operates in a capital intensive, high fixed cost industry that requires significant amounts of working capital to fund operations, particularly the initial start-up and development expenses of new operations and yet is constantly under external pressure from both customers and competitors to contain costs and reduce prices.

The Company, through InSight, has credit facilities with Bank of America, N.A. and a syndication of other lenders consisting of:  (i) a term loan B, (ii) a $50 million revolving credit facility, and (iii) a $50 million second delayed-draw term loan facility (“Credit Facilities”).  In October 2003, a $75 million delayed-draw term loan was combined with a $150 million term loan B.  Borrowings under the Credit Facilities bear interest at LIBOR plus 3.5% to 3.75%.  The Company is required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts under these facilities.  The Company paid approximately $0.7 million during the nine months ended March 31, 2004 for unused facility fees on unborrowed amounts under the facilities.  The Company used the $75 million delayed-draw term loan facility and the $50 million second delayed-draw loan facility to complete certain acquisitions discussed above.  The Company expects to use the revolving credit facility primarily to fund its future working capital needs.  As of May 7, 2004, there were no borrowings under the revolving credit facility.

In addition to the indebtedness under the Credit Facilities, the Company, through InSight, has outstanding $225 million of 9 7/8% senior subordinated notes (the “Notes”).  Additionally, in March 2004, the Company issued $25 million in a private placement of senior subordinated notes (the "New Notes") with identical terms as the Notes.  The Notes and the New Notes mature in November 2011, with interest payable semi-annually and are redeemable at the option of the Company, in whole or in part, on or after November 1, 2006.  At any time prior to November 1, 2004, the Company may redeem up to 35% of the Notes and the New Notes at a specified redemption price if the Company is involved in an initial public offering of its capital stock.  The Notes and the New Notes are unsecured senior obligations of the Company and are subordinated in right of payment to all existing and future indebtedness, as defined in the indenture, of the Company, including borrowings under the Credit Facilities described above.  The indenture governing the Notes and the New Notes among other things:  (i) restricts the ability of InSight and certain subsidiaries, including the guarantors of the Notes and the New Notes, to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) places certain restrictions on the ability of certain subsidiaries, including the guarantors of the Notes and the New Notes, to pay dividends or make certain payments to InSight; and (iii) places restrictions on the ability of InSight and certain subsidiaries, including the guarantors of the Notes and the New Notes, to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of InSight.

The credit agreement related to the Credit Facilities and the indenture related to the Notes and the New Notes contain certain covenants which require the Company to maintain specified financial ratios and satisfy financial condition tests, including debt leverage, interest and fixed charge coverage ratios.  The Credit Facilities also contain various restrictive covenants which prohibit the Company from prepaying other indebtedness, including the Notes.  In addition, the Credit Facilities prohibit the Company from declaring or paying any dividends and prohibit it from making any payments with respect to the Notes and the New Notes if the Company fails to perform its obligations under, or fails to meet the conditions of, the Credit Facilities or if payment creates a default under the Credit Facilities.  As of March 31, 2004, the Company was in compliance with these covenants.

Cash and cash equivalents as of March 31, 2004 were approximately $61.1 million.  Net cash provided by operating activities was approximately $48.4 million for the nine months ended March 31, 2004.  Cash provided by operating activities resulted primarily from net income before depreciation and amortization and the gain on sale of Center described above (approximately $43.9 million), an increase in accounts payable and other accrued expenses (approximately $5.1 million), a decrease in other current assets (approximately $2.7 million), partially offset by an increase in trade accounts receivables, net (approximately $3.2 million).

Net cash used in investing activities was approximately $76.6 million for the nine months ended March 31, 2004.  Cash used in investing activities resulted primarily from the Company’s acquisitions of Mobile and Fixed Facilities and Centers (approximately $52.8 million), the purchase or upgrading of diagnostic imaging equipment at its existing facilities (approximately $28.3 million) and deferred acquisition costs related to the April 1, 2004 acquisition discussed above (approximately $0.9 million), partially offset by proceeds from the sale of Center described above (approximately $5.4 million).

Net cash provided by financing activities was approximately $69.7 million for the nine months ended March 31, 2004.  Cash provided by financing activities resulted primarily from borrowings of notes payable (approximately $76.1 million), partially offset by principal payments of notes payable and capital lease obligations (approximately $6.2 million).

The Company has committed to purchase or lease in connection with the development of new Fixed and Mobile Facilities and replacement of diagnostic imaging equipment at Centers, Fixed and Mobile Facilities, at an aggregate cost of approximately $5.4 million, four diagnostic imaging systems for delivery through August 2004.  The Company expects to use either internally generated funds, its Credit Facilities or leases to finance the purchase of such equipment.  The Company may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new Centers, Fixed and Mobile Facilities are developed in accordance with the Company’s business strategy.

The Company’s contractual obligations for long-term debt, capital lease obligations and noncancelable operating leases as of March 31, 2004 are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Notes payable	$496,581	$2,520	$5,452	$238,609	$250,000
Capital lease obligations	20,278	5,175	10,657	4,347	99
Operating lease obligations	37,882	7,167	12,989	8,946	8,780
Purchase commitments	5,375	5,375	—	—	—
Total contractual obligations	$560,116	$20,237	$29,098	$251,902	$258,879

In addition, in connection with the implementation of the electronic transactions, security and privacy standards mandated by the Health Insurance Portability and Accountability Act (“HIPAA”), the Company has spent approximately $1.1 million as of March 31, 2004 to make necessary software upgrades to its radiology information system to make the system conform with the privacy and electronic standards.  The Company expects to spend an additional $0.4 million to conform with the security standards by February 2005.

The Company believes that, based on current levels of operations and anticipated growth, its cash from operations, together with amounts available under existing Credit Facilities, will be sufficient through the foreseeable future to fund anticipated capital expenditures and make required payments of principal and interest on its debt, including payments due on the Notes and obligations under the Credit Facilities.  In addition, the Company has funded its acquisitions from its available sources of liquidity, as discussed above,  however, any further acquisition activity will require additional sources of capital.  No assurance can be given that such necessary additional funds will be available to the Company on terms acceptable to the Company or at all.

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

In addition, during the nine months ended March 31, 2004, revenues at Mobile Facilities were adversely impacted by (i) increased competition from original equipment manufacturers that are selling imaging systems to certain of the Company’s high volume customers, which has resulted in a decrease in contract renewals; (ii) the Company’s hospital mobile customers have reported reduced inpatient volumes, which has affected the revenues at certain Mobile Facilities which have fee-for-service arrangements; (iii) a decrease in the Company’s short-term rental activities; and (iv) an increase in the number of fixed rental contracts.  Additionally, during the nine months ended March 31, 2004, revenues at Centers and Fixed Facilities were adversely impacted by (i) increased pre-authorization requirements by certain managed care payors; (ii) a decrease in managed care enrollment; (iii) increased deductibles and co-payments, and (iv) increased competition, all of which have resulted in lower utilization.  There can be no assurance that these factors will not continue to have an adverse effect on the Company’s financial condition and results of operations.

NINE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES:  Revenues increased approximately 21.0% from approximately $173.1 million for the nine months ended March 31, 2003, to approximately $209.5 million for the nine months ended March 31, 2004.  This increase was due to an increase in revenues at the Mobile Division (approximately $10.5 million) and an increase in revenues at the Fixed-Site Division (approximately $25.9 million).   Revenues for the Mobile Division and the Fixed-Site Division represented approximately 40% and 60%, respectively, of total revenues for the nine months ended March 31, 2004.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.

Revenues at the Mobile Division increased approximately 14.2% from approximately $73.9 million for the nine months ended March 31, 2003, to approximately $84.4 million for the nine months ended March 31, 2004.  The increase was due to the August 2003 acquisition of Mobile Facilities discussed above (approximately $15.0 million), partially offset by reduced revenues associated with the Company’s short-term rental activities (approximately $1.4 million) and reduced revenues at the Company’s existing Mobile Facilities (approximately $3.0 million).  The decrease at the Company’s existing Mobile Facilities was due primarily to terminated high volume customer contracts, partially offset by an increase in volume at replacement accounts, which initially have lower volumes.

Revenues at the Fixed-Site Division increased approximately 26.1% from approximately $99.1 million for the nine months ended March 31, 2003, to approximately $125.0 million for the nine months ended March 31, 2004.  The increase was due to (i) the fiscal 2003 acquisition discussed above (approximately $20.1 million); (ii) revenues at the Fixed Facilities opened in 2003 discussed above (approximately $2.7 million) and (iii) revenues at existing Fixed Facilities and Centers (approximately $3.7 million), partially offset by a decrease in revenues from the sale of a Center discussed above (approximately $0.6 million).  The increased revenue of existing facilities was the result of a 1% increase in reimbursement from third-party payors, partially offset by a nominal decrease in utilization.

Approximately 46% of the Company’s total revenues for the nine months ended March 31, 2004 were generated from contract services revenues.  Contract services revenues for the Mobile Division and Fixed-Site Division represented approximately 87% and 13%, respectively, of contract services revenues for the nine months ended March 31, 2004.  Approximately 49% of the Company's total revenues for the nine months ended March 31, 2003 were generated from contract services revenue.  Contract services revenue for the Mobile Division and Fixed-Site Division represented approximately 86% and 14%, respectively, of contract services revenues for the nine months ended March 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.  Each year approximately one-third of the contract services agreements are subject to renewal.  It is expected that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.  In the past, where agreements have not been renewed, the Company has been able to obtain replacement contracts.  While some replacement accounts have initially been smaller than the lost accounts, such replacement accounts’ revenues have generally increased over the term of the agreement.  The nonrenewal of a single customer agreement would not have a material adverse impact on the Company’s contract services revenues; however, non-renewal of several contracts could have a material adverse impact on contract services revenues.

The Centers for Medicare and Medicaid Services (“CMS”) has implemented a prospective payment system for hospital outpatient services (“OPPS”).  As a result of the implementation of the OPPS, effective August 1, 2000, Medicare began paying hospitals, except cancer and children’s hospitals, for outpatient services based on ambulatory payment classification (“APC”) groups rather than on a hospital’s costs.  Because the OPPS appeared to have a severe adverse economic effect on hospitals, Congress enacted additional legislation in the Balanced Budget Refinement Act of 1999 (“BBRA”) to soften the negative financial effects.  Under the BBRA, hospitals may receive additional payments for new technologies, transitional pass-through for innovative medical devices, drugs and biologics, outlier adjustments and transitional payment corridor adjustments through 2003.  In addition, the Benefits Improvement and Protection Act of 2000 included certain provisions requiring CMS to revise the APCs to separate contrast-enhanced diagnostic imaging procedures from those that are not contrast-enhanced.   Effective January 1, 2003, CMS reduced the payment for unenhanced diagnostic procedures and increased payment for contrast-enhanced diagnostic procedures.  The extent to which this disparity in reimbursement will continue is unclear.   For 2004, CMS changed certain CT, MRI and ultrasound guidance procedures from a bundled status to separately payable.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, enacted on December 8, 2003, made additional changes to OPPS.  There will be reductions in payments for outpatient drugs, including radiopharmaceutical agents that had transitional pass-through status on or before March 31, 2004, and separately payable drugs will be excluded from outlier payments.

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

Approximately 54% of the Company’s total revenues for the nine months ended March 31, 2004 were generated from patient services revenues. Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 1% and 99%, respectively, of patient services revenues for the nine months ended March 31, 2004.  Approximately 51% of the Company's total revenues for the nine months ended March 31, 2003 were generated from patient services revenues.  Patient services revenues for the Mobile Division and Fixed-Site Division represented approximately 2% and 98%, respectively, of patient services revenues for the nine months ended March 31, 2003.  However, the percentages will be affected by future acquisitions and the establishment of Centers, Fixed and Mobile Facilities.  The Company believes its patient services revenues received from Medicare will not be materially impacted by the OPPS because it primarily operates freestanding Fixed Facilities and Centers which are unaffected thereby.

The Company’s Fixed Facilities and Centers are principally dependent on the Company’s ability (either directly or indirectly through its hospital customers) to attract referrals from physicians and other health care providers representing a variety of specialties.  The Company’s eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s insurance carrier (primarily if the insurance is provided by a managed care organization).  The Company currently has approximately 1,000 contracts with managed care organizations for diagnostic imaging services provided at the Company’s Fixed Facilities and Centers primarily on a discounted fee-for-service basis.  Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels.  A significant decline in referrals and/or reimbursement rates would adversely impact the Company’s business, financial condition and results of operations.

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

COSTS OF OPERATIONS:  Costs of operations increased approximately 28.0% from approximately $130.5 million for the nine months ended March 31, 2003, to approximately $167.2 million for the nine months ended March 31, 2004.  This increase was due primarily to (i) the fiscal 2003 and 2004 acquisitions discussed above (approximately $24.7 million), (ii) costs at the Fixed Facilities opened in 2003 (approximately $2.6 million), and (iii) increased costs at existing facilities (approximately $9.8 million), partially offset by reduced costs from the sale of a Center discussed above (approximately $0.4 million).  The increase at existing facilities is due primarily to higher salaries and benefits, equipment maintenance costs, insurance and depreciation expense, partially offset by reduced medical supply costs, equipment lease costs and provision for doubtful accounts.

Costs of operations at the Mobile Division increased approximately 27.6% from approximately $50.0 million for the nine months ended March 31, 2003, to approximately $63.7 million for the nine months ended March 31, 2004.  The increase was due to (i) the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $9.8 million), (ii) higher salaries and benefits and vehicle operations costs as a result of the reduction in the Company’s short-term rental activities, (iii) higher salaries and benefits, equipment maintenance costs, insurance, depreciation expense, and (iv) an increase in the Company’s mobile sales personnel, partially offset by reduced equipment lease costs.

Costs of operations at the Fixed-Site Division increased approximately 28.5% from approximately $70.7 million for the nine months ended March 31, 2003, to approximately $90.9 million for the nine months ended March 31, 2004.  The increase was due primarily to (i) the fiscal 2003 acquisition discussed above (approximately $14.9 million), (ii) costs at the Fixed Facilities opened in 2003 (approximately $2.3 million), and (iii) higher salaries and benefits, equipment maintenance and insurance costs, partially offset by reduced medical supply costs as the result of more favorable pricing and provision for doubtful accounts at the Company’s existing facilities.  The increase in costs was partially offset by reduced costs from the sale of a Center discussed above (approximately $0.4 million).

Costs of operations, as a percentage of total revenues, increased from approximately 75.4% for the nine months ended March 31, 2003, to approximately 79.8% for the nine months ended March 31, 2004.  The percentage increase is primarily due to the higher percentage of Fixed Facilities and Centers as a result of the fiscal 2003 acquisition discussed above, reduced revenues at the Company’s existing Mobile Facilities and higher salaries and benefits and depreciation expense.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 8.8% from approximately $9.7 million for the nine months ended March 31, 2003, to approximately $10.6 million for the nine months ended March 31, 2004. The increase was due primarily to higher salaries and benefits to support the fiscal 2003 and 2004 acquisitions discussed above and to make the Company’s systems conform with HIPAA requirements, partially offset by reduced consulting costs related to the Company’s acquisition and development activities.  Corporate operating expenses, as a percentage of total revenues, decreased from approximately 5.6% for the nine months ended March 31, 2003, to approximately 5.0% for the nine months ended March 31, 2004.

GAIN ON SALE OF CENTER:  In December 2003, the Company sold a Center located in Hobart, Indiana for approximately $5.4 million.  The Company realized a gain of approximately $2.1 million on the sale.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 8.0% from approximately $27.9 million for the nine months ended March 31, 2003, to approximately $30.2 million for the nine months ended March 31, 2004.  This increase was due primarily to additional debt related to the fiscal 2003 and 2004 acquisitions discussed above, partially offset by principal payments on notes payable and capital lease obligations.

PROVISION FOR INCOME TAXES:  Provision for income taxes decreased from $2.4 million for the nine months ended March 31, 2003, to approximately $2.2 million for the nine months ended March 31, 2004.  The Company has recorded a tax provision at the statutory rate of 40% for the nine months ended March 31, 2004 and 2003, respectively.  At the beginning of each fiscal year, the Company estimates its effective tax rate for the fiscal year.  In addition, the Company periodically reviews the effective tax rate in light of certain factors, including actual operating income, acquisitions completed and new facilities opened, and the effects of benefits from the Company’s net operating loss carryforwards.  The Company expects its effective tax rate will be approximately 40% in the future.

EBITDA:  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased approximately 11.4% from approximately $70.3 million for the nine months ended March 31, 2003, to approximately $78.4 million for the nine months ended March 31, 2004.  This increase was primarily due to the acquisitions discussed above (approximately $14.8 million) partially offset by a reduction in EBITDA at the Company’s existing Mobile Facilities.  EBITDA for the Fixed-Site Division increased approximately 26.1% from approximately $42.0 million for the nine months ended March 31, 2003, to approximately $52.9 million for the nine months ended March 31, 2004 primarily due to (i) the fiscal 2003 acquisition discussed above (approximately $7.4 million), (ii) the gain on sale of Center described above (approximately $2.1 million), (iii) the Fixed Facilities opened in 2003 (approximately $0.5 million) and (iv) increased EBITDA at existing facilities (approximately $1.2 million), partially offset by reduced EBITDA from the sale of a Center discussed above (approximately $0.3 million).  EBITDA for the Mobile Division increased approximately 0.9% from approximately $42.2 million for the nine months ended March 31, 2003, to approximately $42.6 million for the nine months ended March 31, 2004 primarily due to an increase in EBITDA from the fiscal 2004 acquisition of Mobile Facilities (approximately $7.4 million), partially offset by a decrease in EBITDA of existing Mobile Facilities (approximately $7.0 million).  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  The Company believes EBITDA is a useful indicator of its ability to meet debt service requirements and it's also a significant measure used in evaluating compliance with the Company's debt covenants.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The reconciliation of net income to EBITDA is as follows (in thousands):

	Nine Months Ended March 31,
	2004	2003
	(unaudited)
Net income, as reported	$3,235	$3,657
Provision for income taxes	2,158	2,438
Interest expense	30,175	27,937
Depreciation and amortization	42,801	36,292
EBITDA	$78,369	$70,324

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES:  Revenues increased approximately 26.0% from approximately $56.1 million for the three months ended March 31, 2003, to approximately $70.7 million for the three months ended March 31, 2004.  This increase was due to an increase in revenues at the Mobile Division (approximately $5.5 million) and an increase in revenues at the Fixed-Site Division (approximately $9.1 million).   Revenues for the Mobile Division and the Fixed-Site Division represented approximately 41% and 59%, respectively, of total revenues for the three months ended March 31, 2004.

Revenues at the Mobile Division increased approximately 23.4% from approximately $23.5 million for the three months ended March 31, 2003, to approximately $29.0 million for the three months ended March 31, 2004.  The increase was due to the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $6.0 million) and increased revenues associated with the Company’s short-term rental activities (approximately $0.2 million) partially offset by a reduction in revenues at the Company’s existing Mobile Facilities (approximately $0.7 million).  The decrease at the Company’s existing Mobile Facilities was due primarily to terminated high volume customer contracts, partially offset by an increase in volume at replacement accounts, which initially have lower volumes.

Revenues at the Fixed-Site Division increased approximately 27.9% from approximately $32.6 million for the three months ended March 31, 2003, to approximately $41.7 million for the three months ended March 31, 2004.  The increase was due to (i) the fiscal 2003 acquisition discussed above (approximately $6.4 million); (ii) revenues at the Fixed Facilities opened in 2003 (approximately $1.0 million) and (iii) revenues at existing Fixed Facilities and Centers (approximately $2.2 million) as the result of a 1% increase in reimbursement from third-party payors, partially offset by a nominal decrease in utilization and by reduced revenues from the sale of Center discussed above (approximately $0.5 million).

COSTS OF OPERATIONS:  Costs of operations increased approximately 31.0% from approximately $43.6 million for the three months ended March 31, 2003, to approximately $57.2 million for the three months ended March 31, 2004.  This increase was due primarily to (i) the fiscal 2003 and 2004 acquisitions discussed above (approximately $9.4 million), (ii) costs at the Fixed Facilities opened in 2003 (approximately $0.9 million) and (iii) increased costs at existing facilities (approximately $3.8 million).  The increase at existing facilities is due primarily to higher salaries and benefits, equipment maintenance costs, occupancy, insurance and depreciation expense, partially offset by reduced medical supply costs, equipment lease costs and provision for doubtful accounts.  The increase in costs is partially offset by reduced costs from the sale of a Center discussed above (approximately $0.5 million).

Costs of operations at the Mobile Division increased approximately 32.7% from approximately $17.0 million for the three months ended March 31, 2003, to approximately $22.6 million for the three months ended March 31, 2004.  The increase was due to (i) the fiscal 2004 acquisition of Mobile Facilities discussed above (approximately $4.4 million), (ii) higher salaries and benefits and vehicle operations costs as a result of the reduction in the Company’s short-term rental activities, and (iii) higher salaries and benefits, insurance and depreciation expense, partially offset by reduced equipment lease costs.

Costs of operations at the Fixed-Site Division increased approximately 28.2% from approximately $23.5 million for the three months ended March 31, 2003, to approximately $30.1 million for the three months ended March 31, 2004.  The increase was due primarily to (i) the fiscal 2003 acquisition discussed above (approximately $5.0 million), (ii) costs at the opened Fixed Facilities (approximately $1.2 million) and (iii) higher salary and benefits, equipment maintenance and insurance costs, partially offset by reduced medical supply costs and provision for doubtful accounts at the Company’s existing facilities.

Costs of operations, as a percentage of total revenues, increased from approximately 77.7% for the three months ended March 31, 2003, to approximately 80.8% for the three months ended March 31, 2004.  The percentage increase is primarily due to the higher percentage of Fixed Facilities and Centers as a result of the fiscal 2003 acquisition discussed above, reduced revenues at the Company’s existing Mobile Facilities, higher salaries and benefits and depreciation expense.

CORPORATE OPERATING EXPENSES:  Corporate operating expenses increased approximately 5.2% from approximately $3.4 million for the three months ended March 31, 2003, to approximately $3.6 million for the three months ended March 31, 2004. The increase was due primarily to higher salaries and benefits to support the acquisitions described above and to make the Company’s systems conform with HIPAA requirements, partially offset by reduced consulting costs related to the Company’s acquisition and development activities.  Corporate operating expenses, as a percentage of total revenues, decreased from approximately 6.0% for the three months ended March 31, 2003, to approximately 5.0% for the three months ended March 31, 2004.

INTEREST EXPENSE, NET:  Interest expense, net increased approximately 8.5% from approximately $9.2 million for the three months ended March 31, 2003, to approximately $10.0 million for the three months ended March 31, 2004.  This increase was due primarily to additional debt related to the fiscal 2003 and 2004 acquisitions discussed above, partially offset by principal payments on notes payable and capital lease obligations.

PROVISION FOR INCOME TAXES:  Provision for income taxes was $0.2 million for the three months ended March 31, 2003 and the three months ended March 31, 2004.  The Company has recorded a tax provision at the statutory rate of 40% for the three months ended March 31, 2004 and March 31, 2003, respectively.

EBITDA:  Earnings before interest, taxes, depreciation and amortization (“EBITDA”) increased approximately 15.6% from approximately $21.6 million for the three months ended March 31, 2003, to approximately $25.0 million for the three months ended March 31, 2004.  This increase was primarily due to the fiscal 2003 and 2004 acquisitions discussed above (approximately $4.5 million), partially offset by a reduction in EBITDA at existing Mobile Facilities.  EBITDA for the Fixed-Site Division increased approximately 22.4% from approximately $13.8 million for the three months ended March 31, 2003, to approximately $16.9 million for the three months ended March 31, 2004 primarily due to (i) the fiscal 2003 acquisition discussed above (approximately $2.0 million), (ii) the Fixed Facilities opened in 2003 (approximately $0.2 million) and (iii) increased EBITDA at existing facilities (approximately $1.1 million), partially offset by reduced EBITDA from the sale of a Center discussed above (approximately $0.2 million).  EBITDA for the Mobile Division increased approximately 12.7% from approximately $12.5 million for the three months ended March 31, 2003, to approximately $14.1 million for the three months ended March 31, 2004 primarily due to an increase in EBITDA from the fiscal 2004 acquisition of Mobile Facilities

(approximately $2.5 million), partially offset by a reduction in EBITDA at existing Mobile Facilities (approximately $0.9 million).   EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  The Company believes EBITDA is a useful indicator of its ability to meet debt service requirements.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  The reconciliation of net income to EBITDA is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
	(unaudited)
Net income, as reported	$281	$257
Provision for income taxes	188	171
Interest expense	9,985	9,201
Depreciation and amortization	14,556	12,014
EBITDA	$25,010	$21,643

NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which is an interpretation of Accounting Research Bulletin No. 51, and “Consolidated Financial Statements.”  FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE.  In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46-R) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R for the Company’s consolidated financial statements are as follows:

(1)          Special purpose entities (SPEs) created prior to February 1, 2003:  The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim reporting period ended March 31, 2004.  The Company has completed its assessment and determined that the Company has no SPEs.

(2)          Non-SPEs created prior to February 1, 2003:  The Company is required to adopt FIN 46-R at the end of the first interim reporting period ended March 31, 2004.  The Company did not enter into any significant joint venture or partnership agreements prior to February 1, 2003 which are not included in the consolidated financial statements for the nine months ended March 31, 2004 and 2003.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  The Company is required to apply the provisions of FIN 46 unless it elects to early adopt the provisions of FIN 46-R as of the first interim reporting period ended March 31, 2004.  If the Company does not elect to early adopt FIN 46-R, then it is required to apply FIN 46-R to these entities as of the end of the first interim reporting period ending March 31, 2004.  The Company did not enter into any SPE, joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on the consolidated financial statements for the period ended March 31, 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report on Form 10-Q are based upon the Company’s unaudited condensed consolidated financial statements.  The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported.  Actual results could differ from those estimates.  Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on page 39 of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Company’s annual report on Form 10-K for the year ended June 30, 2003.  Management believes that at March 31, 2004, there has been no material change to this information.

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

For the nine months ended March 31, 2004, the Company derived approximately 54% of its revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services the Company provides could have a significant negative impact on those revenues. Moreover, the Company’s health care provider customers on whom the Company depends for approximately 46% of its revenues generally rely on reimbursement from third-party payors.  In the past, initiatives have been proposed and implemented which have had the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Similar initiatives enacted in the future may have an adverse impact on the Company’s financial condition and operations.

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

The Company’s Centers and Fixed Facilities depend on physician referrals and contractual arrangements with managed care organizations for their business.

The Company’s Centers and Fixed Facilities are principally dependent on their ability to attract referrals from physicians and other health care providers representing a variety of specialties.  The Company’s eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s health plan.  The Company currently has approximately 1,000 contracts with managed care organizations for diagnostic imaging services provided at the Company’s Centers and Fixed Facilities, primarily on a discounted fee-for-service basis.  A significant decline in referrals would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to renew or maintain its customer contracts, which would harm its business and financial results.

Upon expiration of the Company’s customer contracts, there is a risk that customers will cease using its imaging services and purchase or lease their own imaging systems or use the Company’s competitors’ imaging systems.  Approximately one-third of the Company’s Mobile MRI contracts expire each fiscal year.  If these contracts are not renewed or are renewed at lower prices, the Company could experience a significant negative impact on its business.  The Company’s mobile contract renewal rate for the fiscal year ended June 30, 2003 was approximately 80%.  It is not always possible to immediately obtain replacement customers, and historically many replacement customers have been smaller facilities which have a lower number of scans than the number of scans of the lost customers.  Although the non-renewal of a single customer contract would not have a material impact on the Company’s contract services revenues, non-renewal of several contracts could have a material impact on contract services revenues.

The Company may be subject to professional liability risks which could be costly and negatively impact its business and financial results.

The Company has not experienced any material losses due to claims for malpractice.  However, claims for malpractice have been asserted against the Company in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage.  Successful malpractice claims asserted against the Company to the extent not covered by its liability insurance, could have a material adverse affect on its business, financial condition and results of operations.  In addition to being exposed to claims for malpractice, there are other professional liability risks to which the Company is exposed through its operation of diagnostic imaging systems.

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

Technological change in the MRI industry has been gradual.  Although the Company believes that substantially all of its MRI and other diagnostic imaging systems are upgradeable to maintain their state-of-the-art character, the development of new technologies or refinements of existing ones might make its existing systems technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, its systems.  MRI and other diagnostic imaging systems are currently manufactured by numerous companies.  Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market may result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of the Company’s systems may be accelerated.  Although the Company is aware of no imminent substantial technological changes, other than ultra-high field MRI systems and PET/CT or “fusion” scanners (a PET/CT scanner costs approximately 35% to 50% more than a standard PET scanner, in addition to higher annual maintenance costs), should such changes occur, there can be no assurance that it would be able to acquire the new or improved systems.

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

As of March 31, 2004, the Company had total indebtedness of approximately $517.1 million which comprised approximately 84.4% of the Company’s total capitalization.  Upon completion of the acquisition of twenty-one (21) Centers and Fixed Facilities in April 2004, the Company had total indebtedness of approximately $542.1 million which comprised 84.9% of the Company’s total capitalization.  The Company’s substantial indebtedness could have important consequences to the Company.  For example, it could:

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

As of March 31, 2004, the Company had outstanding long-term debt of approximately $245.6 million, which has floating rate terms.  The Company has outstanding an interest rate swap, converting $10.0 million of its floating rate debt to fixed rate debt.  The effect on pre-tax income of a 0.125% variance in interest rates would be approximately $0.3 million on an annual basis.  Under the terms of the interest rate swap agreement, the Company is exposed to credit loss in the event of nonperformance by the swap counterparty; however, the Company does not anticipate nonperformance by the counterparty.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.6

Third Supplemental Indenture, dated as of March 8, 2004, with respect to 9 7/8% Senior Subordinated Notes due 2011 by and among InSight Health Services Corp. (“InSight”), the Company, the Subsidiary Guarantors (named therein), and U.S. Bank Trust National Association, a national banking association, as trustee, filed herewith.

4.7

Registration Rights Agreement, dated March 8, 2004, by and among InSight, the Company, the Subsidiary Guarantors (named therein), and Banc of America Securities LLC with respect to $25 million of 9 7/8% Senior Subordinated Notes due 2011, filed herewith.

10.18

Third Amendment to Credit Agreement, Waiver and Consent, dated as of February 26, 2004, by and among InSight, the Company, the Subsidiary Guarantors (named therein), Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and The CIT Group/Business Credit, Inc. as Documentation Agent, filed herewith.

10.19

Purchase Agreement, dated February 26, 2004, by and among InSight, the Guarantors (named therein), and Banc of America Securities LLC with respect to the $25 million of 9 7/8% Senior Subordinated Notes due 2011, filed herewith.

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

The Company filed with the SEC (i) a current report on Form 8-K on February 17, 2004, under Item 9 announcing that its wholly-owned subsidiary, InSight Health Corp., had entered into a stock purchase agreement to acquire diagnostic imaging centers, (ii) a current report on Form 8-K on March 5, 2004, under Item 7 with financial statements and pro-forma financial information relating to an acquisition and (iii) a current report on Form 8-K on April 8, 2004, under Item 2 announcing the completion of an acquisition and under Item 7 with financial statements and pro-forma financial information relating to an acquisition.

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

Date: May 13, 2004

INSIGHT HEALTH SERVICES HOLDINGS CORP.

	By:	/s/ Steven T. Plochocki
Steven T. Plochocki
President and Chief Executive Officer

	By:	/s/ Brian G. Drazba
Brian G. Drazba
Executive Vice President and Chief Financial Officer