Form 10-K
period 2004-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2004-09-24
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2003 (based on the price at which the common stock was valued on that date) was $141,347.  The number of shares outstanding of the Registrant’s common stock as of August 31, 2004 was 5,468,814.

PART I

ITEM 1.                                       BUSINESS

OVERVIEW

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this annual report on Form 10-K mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “InSight” in this annual report on Form 10-K mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Corp.

We are a provider of diagnostic imaging services. We provide our services through an integrated network of fixed-site centers and mobile facilities focused in targeted regions throughout the United States. Our services include magnetic resonance imaging, or MRI, positron emission tomography, or PET, computed tomography, or CT, and other technologies. These services are noninvasive techniques that generate representations of internal anatomy on film or digital media which are used by physicians for the diagnosis and assessment of diseases and disorders.

As of June 30, 2004, our network consists of 118 fixed-site centers and 118 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers, including healthcare providers, such as hospitals and physicians, and payors such as managed care organizations, Medicare, Medicaid and insurance companies. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance. We do not engage in the practice of medicine.  We operate as two divisions, the mobile division and fixed division, which also constitute our two reportable segments.  Our mobile division includes 29 parked mobile facilities, each of which serves a single customer.  Our fixed division includes four mobile facilities as part of our fixed division operations in Maine.  Certain financial information regarding our reportable segments is included in Note 18 to our consolidated financial statements, which are a part of this Form 10-K

We were incorporated in June 2001.  On October 17, 2001, we acquired InSight and InSight became our wholly owned subsidiary.  We refer to our acquisition of InSight as the “Acquisition” in this Form 10-K.  Our consolidated operations after the Acquisition are substantially consistent with the operations of InSight prior to the Acquisition.  In addition, we have no operations other than our investment in InSight.  InSight is considered our predecessor in accordance with Regulation S-X.

Our principal executive offices are located at 26250 Enterprise Court, Suite 100, Lake Forest, California 92630, and our telephone number is (949) 282-6000.  Our internet address is www.insighthealth.com. www.insighthealth.com is a textual reference only, meaning that the information contained on the website is not part of this Form 10-K and is not incorporated by reference in this Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

Fixed-Site Business

Our fixed-site centers provide a full spectrum of diagnostic imaging services to patients, physicians, insurance payors and managed care organizations. Of our 118 fixed-site centers, 74 offer MRI services exclusively and four offer either PET or another type of service exclusively.  Our remaining 40 fixed-site centers are multi-modality sites typically offering MRI and one or more of PET, CT, x-ray, mammography, ultrasound, nuclear medicine, bone densitometry, nuclear cardiology and cardiovascular services. Diagnostic services are provided to a patient upon referral by a physician. Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations. Our fixed-site centers provide the equipment and technologists for the procedures, contract with radiologists to interpret the scans, and bill payors directly. We have more than 1,000 managed care contracts with managed care organizations at our fixed-site centers.  These managed care contracts often last for a period of multiple years because (1) they do not have specific terms or specific termination dates or (2) they contain annual “evergreen” provisions that provide for the contract to automatically renew unless either party terminates the contract.

In addition to our independent facilities, we enter into joint ventures with hospitals and radiology groups. Under these arrangements, the hospital outsources its radiology function (primarily MRI) to us and we then install the appropriate imaging equipment on the hospital campus. Joint ventures are attractive to hospitals that lack the resources, management expertise or patient volume to provide their own imaging services or require incremental capacity. Joint ventures provide us with motivated partners capable of generating significant in-patient scan volumes through fixed-site centers. Furthermore, our joint ventures allow us to charge a management and billing fee for supporting the day-to-day operations of the jointly owned centers.

Mobile Business

Hospitals can obtain access to our diverse diagnostic imaging technology through our network of 118 mobile facilities. We currently have contracts with more than 300 hospitals, physician groups and other healthcare providers. We enable hospitals, physician groups and other healthcare providers to benefit from our advanced equipment without investing their own capital directly. We do not provide interpretation services for the diagnostic images produced.  Interpretation services are provided by the hospital’s radiologists or physician groups.

After reviewing the needs of our customers, route patterns, travel times, fuel costs and equipment utilization, our field managers implement planning and route management to maximize the utilization of our mobile equipment while controlling the costs to locate and relocate the mobile facilities. Our mobile facilities are scheduled for as little as one-half day and up to seven days per week at any particular site. We generally enter into one to five year-term contracts with hospitals, physician groups and other healthcare providers under which they assume responsibility for billing and collections. We are paid directly by the hospitals, physician groups and other healthcare providers on a contracted amount for our services, regardless of their reimbursement.

Our mobile business provides a significant advantage for establishing joint venture arrangements with hospitals, physician groups and other healthcare providers and expanding our fixed-site business. We establish mobile routes in selected markets with the intent of growing with our customers. Our mobile facilities give us the flexibility to (1) supplement fixed-site centers operating at or near capacity until volume has grown sufficiently to warrant additional fixed-site centers, and (2) test new markets on a short-term basis prior to establishing new mobile routes or opening new fixed-site centers. Our goal is to enter into long-term joint venture relationships with our mobile customers once the local market matures and sufficient patient volume is attained to support a fixed-site center.

DIAGNOSTIC IMAGING TECHNOLOGY

The diagnostic imaging systems we currently offer are MRI systems, PET scanners, CT scanners, digital ultrasound systems, computer-based nuclear medicine gamma cameras, x-ray, mammography, radiography/fluoroscopy systems and bone densitometry.  Each of these types of imaging systems (other than x-ray) represents the marriage of computer technology and various medical imaging modalities. The following highlights our primary imaging systems:

Magnetic Resonance Imaging or MRI

MRI is a technique that involves the use of high-strength magnetic fields to produce computer-processed, three-dimensional, cross-sectional images of the body. The resulting image reproduces soft tissue anatomy (as found in the brain, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality, and without exposing patients to ionizing radiation.  MRI systems are classified into two classes, conventional MRI systems and Open MRI systems.  The structure of conventional MRI systems (including the narrow tubes into which a patient is inserted) allows for higher magnet field strengths, better image quality and faster scanning times than Open MRI systems.  However, Open MRI systems are able to service patients who have access difficulties with the narrow tubes of conventional MRI systems, including pediatric patients and patients suffering from post-traumatic stress, claustrophobia or significant obesity.  A typical conventional  MRI examination takes from 20 to 45 minutes.  A typical Open MRI examination takes from 30 to 60 minutes.  MRI generally reduces the cost and amount of care needed and often eliminates the need for invasive diagnostic procedures.  MRI systems are typically priced in the range of $0.9 million to $2.5 million each.

 Positron Emission Tomography or PET

PET is a nuclear medicine procedure that produces pictures of the body’s metabolic and biological functions. PET can provide earlier detection as well as monitoring of certain cancers, coronary diseases or neurological problems than other diagnostic imaging systems. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. Interest in PET scanning has increased recently due to several factors including a growing recognition by clinicians that PET is a powerful diagnostic tool, increased third-party payor coverage and reimbursement and the availability of the isotopes used for PET scanning.  PET/CT is a “fusion” scanner, which makes it possible to collect both anatomical and biological information during a single procedure.  A typical PET or PET/CT examination takes from 20 to 60 minutes.  PET systems are typically priced in the range of $0.8 million to $1.2 million each. PET/CT systems are typically priced in the range of $1.8 million to $2.3 million each.

 Computed Tomography or CT

In CT imaging, a computer analyzes the information received from an x-ray beam to produce multiple cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs. A typical CT examination takes from 15 to 45 minutes. CT systems are typically priced in the range of $0.3 million to $1.1 million each.

Other Imaging Technologies

•                  Ultrasound systems use, detect and process high frequency sound waves to generate images of soft tissues and internal body organs.

•                  X-ray is the most common energy source used in imaging the body and is now employed in conventional x-ray systems, CT scanners and digital x-ray systems.

•                  Mammography is a low-level conventional examination of the breasts. Its primary purpose is to detect lesions in the breast that may be too small or deeply buried to be felt in a regular breast examination. The benefits of digital mammography are lower radiation doses to the breast, higher sensitivity to lesions, and reduced procedure times compared to conventional film mammography.

•                  Bone densitometry uses an advanced technology called dual-energy x-ray absorptiometry, or DEXA, which safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis.

•                  Nuclear medicine gamma cameras, which are based upon the detection of gamma radiation generated by radioactive pharmaceuticals injected or inhaled into the body, are used to provide information about organ function as opposed to anatomical structure.

BUSINESS DEVELOPMENT

Our objective is to be the leading provider of outsourced diagnostic imaging services in our existing regional markets.  We plan to further develop and expand our regional markets by continuing to emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to our customers.  Our strategy is focused on three components.

Firstly, we intend to maximize utilization of our existing facilities by:

•                  broadening our physician referral base and generating new sources of revenues through selective marketing activities;

•                  focusing our marketing efforts on attracting additional managed care customers;

•                  focusing on converting mobile facilities to fixed-site centers;

•                  expanding current imaging applications of existing modalities to increase overall procedure volume; and

•                  maximizing cost efficiencies through increased purchasing power and continued reduction of expenses.

Secondly, we intend to pursue expansion opportunities within our existing regional markets by opening new fixed-site centers and developing mobile facilities where attractive returns on investment can be achieved and sustained.  In addition, we believe that mobile PET and PET/CT facilities present a growth opportunity due to increased physician acceptance of PET and PET/CT as a diagnostic tool, expanded Medicare coverage of PET and PET/CT procedures and favorable reimbursement levels.  We also intend to pursue joint venture opportunities with hospitals because we believe that they have the potential to provide us with a steady source of procedure volume.  Management believes that this will be an area for additional growth because we expect hospitals and other healthcare providers to respond to federal healthcare regulatory requirements by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.

Finally, we intend to continue to increase our market presence in our existing regional markets where we can increase economies of scale or new markets where we believe we can establish a strong regional network, through disciplined and strategic acquisitions.  We believe we are well positioned to capitalize on the ongoing consolidation of the imaging industry.  We believe that the expansion of our business through such acquisitions is a key factor in improving profitability.  Generally, acquisition opportunities are aimed at increasing revenues and gross profit, and maximizing utilization of existing capacity and increasing economies of scale.  Incremental gross profit resulting from future acquisitions will vary depending on geographic location, whether facilities are mobile or fixed, the range of services provided and our ability to integrate the acquired businesses into its existing infrastructure.  We cannot assure you, however, that we will be able to identify suitable acquisition candidates, obtain suitable financing for such acquisitions or thereafter complete such acquisitions on terms acceptable to us.

GOVERNMENT REGULATION

The healthcare industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on our permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors. The federal government and all states in which we currently operate regulate various aspects of our business. Failure to comply with these laws could adversely affect our ability to receive reimbursement for our services and subject us and our officers and agents to civil and criminal penalties.

Federal False Claims Act: There has been an increase in qui tam actions brought under the federal False Claims Act and, in particular, under the False Claims Act’s “qui tam” or “whistleblower” provisions. Those provisions allow a private individual to bring actions in the name of the government alleging that the defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. Until the government makes a decision, the lawsuit is kept secret. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, in which case the individual’s counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers that is related to the whistleblower’s allegations. The percentage of the individual’s recovery varies, depending on whether the government intervened in the case and other factors. Recently, the number of suits brought against healthcare providers by government regulators and private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act, penalizing false claims against state funds. If a whistleblower action is brought against us, even if it is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation. Actions brought under the False Claims Act may result in significant fines and legal fees and distract our management’s attention, which would adversely affect our business, financial condition and results of operations.

When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim, as well as the government’s attorneys fees. Liability arises when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government or submits a false claim with reckless disregard for, or in deliberate ignorance of, its truth or falsity. Simple negligence should not give rise to liability. Examples of the other actions which may lead to liability under the False Claims Act:

•                  Failure to comply with the many technical billing requirements applicable to our Medicare and Medicaid business.

•                  Failure to comply with Medicare requirements concerning the circumstances in which a hospital, rather than we, must bill Medicare for diagnostic imaging services we provide to outpatients treated by the hospital.

•                  Failure of our hospital customers to accurately identify and report our reimbursable and allowable services to Medicare.

•                  Failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal healthcare programs, or the prohibition against employing or contracting with any person or entity excluded from any federal healthcare programs.

•                  Failure to comply with the Medicare physician supervision requirements for the services we provide, or the Medicare documentation requirements concerning physician supervision.

•                  The past conduct of the businesses we have acquired.

We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our business, financial condition and results of operations.

Anti-kickback Statutes: We are subject to federal and state laws which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs. In addition, it is possible that private parties may file “qui tam” actions based on claims resulting from relationships that violate this statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services, or HHS, the courts and Congress of financial arrangements between healthcare providers and potential sources of referrals to ensure that such arrangements do not violate the anti-kickback provisions. HHS and the federal courts interpret “remuneration” broadly to apply to a wide range of financial incentives, including, under certain circumstances, distributions of partnership and corporate profits to investors who refer federal healthcare program patients to a corporation or partnership in which they have an ownership interest and to payments for service contracts and equipment leases that are designed, even if only in part, to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. HHS has issued “safe harbor” regulations that set forth certain provisions which, if met, will assure that healthcare providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statutes. The safe harbors are narrowly drawn and some of our relationships may not qualify for any “safe harbor”; however, failure to comply with a “safe harbor” does not create a presumption of liability. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by regulatory authorities, we cannot assure you that law enforcement officials or others will not challenge our operations under these statutes.

Civil Money Penalty Law and Other Federal Statutes: The Civil Money Penalty, or CMP, law covers a variety of practices. It provides a means of administrative enforcement of the anti-kickback statute, and prohibits false claims, claims for medically unnecessary services, violations of Medicare participating provider or assignment agreements and other practices. The statute gives the Office of Inspector General of the HHS the power to seek substantial civil fines, exclusion and other sanctions against providers or others who violate the CMP prohibitions.

In addition, in 1996, Congress created the new federal crimes of healthcare fraud and making false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those provided by private payors. A violation of this statute is a felony and may result in fines or imprisonment.

We believe that our operations materially comply with the CMP law and the healthcare fraud statutes. These prohibitions, however, are broadly worded and there is limited authority interpreting their parameters. Therefore, we can give no assurance that the government will not pursue a claim against us based on these statutes. Such a claim would divert the attention of management and could result in substantial penalties which could adversely affect our business, financial condition and results of operations.

Health Insurance Portability and Accountability Act: In 1996, Congress passed the Health Insurance Portability and Accountability Act, or HIPAA. Although the main focus of HIPAA was to make health insurance coverage portable, HIPAA has become a short-hand reference to new standards for electronic transactions and privacy and security obligations imposed on providers and others who handle personal health information. HIPAA requires healthcare providers to adopt standard formats for common electronic transactions with health plans, and to maintain the privacy and security of individual patients’ health information. The privacy standards went into effect on April 14, 2003 and the electronic standards for transactions went into effect on October 16, 2003. Covered providers must comply with the security standards by April 2005. A violation of HIPAA’s privacy provisions may result in criminal and civil penalties, which could adversely affect our business, financial condition and results of operations.

Stark II, State Physician Self-referral Laws: The federal Physician Self-Referral or “Stark” law prohibits a physician from referring Medicare patients for certain “designated health services” to an entity with which the physician (or an immediate family member of the physician) has a financial relationship unless an exception applies. In addition, the receiving entity is prohibited from billing for services provided pursuant to the prohibited referral.

Designated health services under Stark include radiology services (MRI, CT, x-ray, ultrasound and others), radiation therapy, inpatient and outpatient hospital services and several other services. A violation of the Stark law does not require a showing of intent. If a physician has a financial relationship with an entity that does not qualify for an exception, the referral of Medicare patients to that entity for designated health services is prohibited and, if the entity bills for such services, the Stark sanctions apply.

Sanctions for violating Stark include denial of payment, mandatory refunds, civil money penalties and/or exclusion from the Medicare program. In addition, some courts have allowed federal False Claims Act lawsuits premised on Stark Law violations.

The federal Stark Law prohibition is expansive, and its statutory language and implementing regulations are ambiguous. Consequently, the statute has been difficult to interpret. In 1995, the Centers for Medicare and Medicaid Services, or CMS, published final regulations interpreting the Stark prohibition as applied to clinical laboratory services. In 1998, CMS released proposed regulations interpreting Stark as applied to all designated health services. In 2001, CMS published Phase I of the final Stark regulations which went into effect in January 2002. On March 26,

2004, CMS published Phase II of the final Stark regulations which became effective in July 2004. Phase II included some additional regulatory exceptions and definitions providing more flexibility in some areas and more specificity in others, but did not extend designated health services to PET or nuclear medicine.

With each set of regulations, CMS’ interpretation of the statute has evolved. This has resulted in considerable confusion concerning the scope of the referral prohibition and the requirements of the various exceptions. It is noteworthy, however, that CMS has taken the position that the Stark Law is self-effectuating and does not require implementing regulations. Thus, the government believes that physicians and others must comply with the Stark Law prohibitions regardless of the state of the regulatory guidance.

The Stark Law does not directly prohibit referral of Medicaid patients, but rather denies federal financial participation to state Medicaid programs for services provided pursuant to a tainted referral. Thus, Medicaid referrals are subject to whatever sanctions the relevant state has adopted. Several states in which we operate have enacted or are considering legislation that prohibits “self-referral” arrangements or requires physicians or other healthcare providers to disclose to patients any financial interest they have in a healthcare provider to whom they refer patients. Possible sanctions for violating these state statutes include loss of licensure, civil fines and criminal penalties. The laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely.

We believe our operations materially comply with the federal and state physician self-referral laws. However, given the ambiguity of these statutes, the uncertainty of the regulations and the lack of judicial guidance on many key issues, we can give no assurance that the Stark Law or other physician self-referral regulations will not be interpreted in a manner that could adversely affect our business, financial condition and results of operations.

FDA: The U.S. Food and Drug Administration, or FDA, has issued the requisite premarket approval for all of our MRI, PET, PET/CT and CT systems. We do not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated; except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, all mammography facilities must have a certificate issued by the FDA. In order to obtain a certificate, a mammography facility is required to be accredited by an FDA approved accrediting body (a private, non-profit organization or state agency) or other entity designated by the FDA. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards including annual inspection.

Compliance with these standards is required to obtain payment for Medicare services and to avoid various sanctions, including monetary penalties, or suspension of certification. Although all of our facilities which provide mammography services are currently accredited by the Mammography Accreditation Program of the American College of Radiology and we anticipate continuing to meet the requirements for accreditation, the withdrawal of such accreditation could result in the revocation or suspension of certification by the FDA, ineligibility for Medicare reimbursement and sanctions, including monetary penalties. Congress has extended Medicare benefits to include coverage of screening mammography subject to the prescribed quality standards described above. The regulations apply to diagnostic mammography as well as screening mammography.

Radiologist and Facility Licensing: The radiologists with whom we contract to provide professional services are subject to licensing and related regulations by the states, including registrations to use radioactive materials. As a result, we require our radiologists to have and maintain appropriate licensure and registrations. In addition, some states also impose licensing or other requirements on us at our facilities and other states may impose similar requirements in the future. Some local authorities may also require us to obtain various licenses, permits and approvals. We believe that we have obtained all required licenses and permits; however, the criteria governing licensing or permitting may change or additional laws and licensing requirements governing our facilities may be enacted. These changes could adversely affect our business, financial condition and results of operations.

Liability Insurance: The hospitals and physicians who use our diagnostic imaging systems are involved in the delivery of healthcare services to the public and, therefore, are exposed to the risk of liability claims. Our position is that we do not engage in the practice of medicine. We provide only the equipment and technical components of diagnostic imaging, including certain limited nursing services, and we have not experienced any material losses due to claims for malpractice. Nevertheless, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. We maintain professional liability insurance in amounts we believe are adequate for our business of providing diagnostic imaging, treatment and management services. In addition, the radiologists or other healthcare professionals with whom we contract are required by such contracts to carry adequate medical malpractice insurance. Successful malpractice claims asserted against us, to the extent not covered by our liability insurance, could have a material adverse effect on our business, financial condition and results of operations.

Independent Diagnostic Treatment Facilities: CMS has established a category of Medicare provider referred to as Independent Diagnostic Treatment Facilities, or IDTFs. Imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups. Most of our fixed-site centers are IDTFs. IDTFs are being monitored by CMS, particularly with respect to physician supervision requirements; however, if CMS exercised increased oversight of IDTFs, our business, financial condition and results of operations could be adversely affected.

Certificates of Need: Some states require hospitals and certain other healthcare facilities and providers to obtain a certificate of need, or CON, or similar regulatory approval prior to establishing certain healthcare operations or services, incurring certain capital expenditures and/or the acquisition of major medical equipment including MRI and PET systems. We believe that we have complied or will comply with applicable CON requirements in those states where we operate. Nevertheless, this is an area of continuing legislative activity, and CON and licensing statutes may be modified in the future in a manner that may have a material adverse effect on our business, financial condition and results of operations.

Environmental, Health and Safety Laws:  Our PET service and some of our other imaging services require the use of radioactive materials, which are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations.  However, we believe that environmental, health and safety laws and regulations will not (1) cause us to incur any material capital expenditures in our current year or the succeeding year, including costs for environmental control facilities or (2) materially impact our revenues or our competitive position.

SALES AND MARKETING

We engage in marketing activities to obtain new sources of revenues, expand business relationships, grow revenues at existing facilities, and maintain present business alliances and contractual relationships. Marketing activities for the fixed-site business include educating physicians on new applications and uses of the technology and customer service programs. In addition, our sales force leverages our targeted regional market concentration to develop contractual relationships with managed care payors to increase patient volume. Marketing activities for our mobile business include direct marketing to hospitals and developing leads through current customers, equipment manufacturers, and other vendors. In addition, marketing activities for the mobile business include contacting referring physicians associated with hospital customers and educating physicians.

COMPETITION

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Imaging, Inc., HEALTHSOUTH Corporation, MedQuest, Inc. and Radiologix, Inc. Some of our direct competitors that provide diagnostic imaging services may have access to greater financial resources than we do.

Certain hospitals, particularly the larger hospitals, may be expected to directly acquire and operate imaging and treatment equipment on-site as part of their overall inpatient servicing capability, assume the associated financial risk, employ the necessary technologists and satisfy applicable CON and licensure requirements, if any. In addition, some physician practices that have refrained from establishing diagnostic imaging capability may decide to do so, in light of the increased availability of lower-cost specialty MRI scanners. Historically, smaller hospitals have been reluctant to purchase imaging and treatment equipment, but have chosen to do so with attractive financing offered by original equipment manufacturers.

CUSTOMERS AND CONTRACTS

Our revenues are primarily generated from patient services and contract services. Patient services revenues are generally earned from services billed directly to patients or third-party payors (such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds) on a fee-for-service basis. Patient services revenues and management fees are primarily earned through fixed-site centers. Contract services revenues are generally earned from services billed to a hospital, physician group or other healthcare provider, which include fee-for-service arrangements in which revenues are based upon a contractual rate per procedure and fixed fee contracts.  Contract services revenues are primarily earned through mobile facilities and are generally paid pursuant to contracts with a term from one to five years.  Each year approximately 33% of the contract services agreements for mobile facilities are subject to renewal.  Our mobile facility contract renewal rate was 82% for the year ended June 30, 2004.  However, we expect that some high volume customer accounts will elect not to renew their agreements and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.

During the year ended June 30, 2004, approximately 56% of our revenues were generated from patient services and approximately 44% were generated from contract services.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

As of June 30, 2004, we owned or leased 275 diagnostic imaging and treatment systems, with the following classifications: 1.5 Tesla MRI, 1.0 Tesla MRI, Open MRI, PET, PET/CT, CT and other technology.  Magnetic field strength is the measurement of the magnet used inside the MRI system.  If the magnetic field strength is increased the image quality of the scan is improved and the time required to complete scans is decreased.  Magnetic field strength on MRI systems currently ranges from 0.2 to 3.0 Tesla.  Of our 171 conventional MRI systems, 147 have a magnet field of 1.5 Tesla, which is the industry standard magnet strength for conventional fixed and mobile MRI systems.

We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to any surplus capacity in the marketplace. The overall technological competitiveness of our equipment continues to improve through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment.

Several substantial companies presently manufacture MRI (including Open MRI), PET,  PET/CT, CT and other diagnostic imaging equipment, including General Electric Medical Systems, Hitachi Medical Systems, Siemens Medical Systems, Toshiba American Medical Systems and Phillips Medical Systems. We have acquired MRI and CT systems that were manufactured by each of the foregoing companies.  We have acquired PET or PET/CT systems that were manufactured by General Electric Medical Systems, Siemens Medical Systems and CTI Molecular Imaging, Inc.  We enter into individual purchase orders for each system that we acquire, and we do not have long-term purchase arrangements with any equipment manufacturer.  We maintain good working relationships with many of the major manufacturers to better ensure adequate supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific imaging facility to be established.

INFORMATION SYSTEMS

Our internal information technology systems allow us to manage our operations, accounting and finance, human resources, payroll, document imaging, and data warehousing. Our primary operating system is the InSight Radiology Information System, or IRIS, our proprietary information system. IRIS provides front-office support for scheduling and administration of imaging procedures and back office support for billing and collections. Additional functionality includes workflow, transcription, and image management.

In connection with the implementation of the electronic transactions, security and privacy standards mandated by HIPAA, we have spent approximately $1.1 million as of June 30, 2004 to make necessary software upgrades to IRIS to conform it with the privacy and electronic standards. We expect to spend an additional $0.4 million to conform IRIS with the security standards by April 2005.

COMPLIANCE PROGRAM

We have voluntarily implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare entities. We have appointed a compliance officer who is charged with implementing and supervising our compliance program, which includes a code of ethical conduct for our employees and affiliates and a process for reporting regulatory or ethical concerns to our compliance officer, including a toll-free telephone hotline. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the HHS. An important part of our compliance program consists of conducting periodic reviews of various aspects of our operations. Our compliance program also contemplates mandatory education programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

EMPLOYEES

As of August 31, 2004, we had approximately 1,700 full-time, 110 part-time and 480 per diem employees.  None of our employees is covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS DISCLOSURE

This report on Form 10-K includes “forward-looking statements.”  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information and, in particular, appear under “Item 1.  Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” When used in this report the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this report.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this report are set forth in this report, including the factors described in the section entitled “Risk Factors,” and the following:

•                  limitations and delays in reimbursement by third-party payors;

•                  contract renewals and financial stability of customers;

•                  conditions within the healthcare environment;

•                  adverse utilization trends for certain diagnostic imaging procedures;

•                  our ability to successfully integrate acquisitions;

•                  market competition;

•                  the potential for rapid and significant changes in technology and their effect on our operations;

•                  operating, legal, governmental and regulatory risks; and

•                  economic, political and competitive forces affecting our business.

If any of these risks or uncertainties materialize, or if any of our underlying assumptions is incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.  If any of these risks actually occur, our business, financial condition or operating results could be adversely affected.

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial health.

As of June 30, 2004, we had total indebtedness of approximately $539.8 million which comprised approximately 85% of our total capitalization.  Our substantial indebtedness could have important consequences to us. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our senior subordinated notes and our credit facility;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit our ability to borrow additional funds.

In addition, we may incur substantial additional indebtedness in the future.  The terms of the indenture governing our senior subordinated notes and the credit agreement governing our credit facility allow us to issue and incur additional debt subject to certain limitations.  If new debt is added to current debt levels, the related risks described above could increase.

We are subject to restrictive debt covenants that impose operating and financial restrictions on our operations and could limit our business flexibility.

The agreements governing our indebtedness impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

•                  the incurrence of additional indebtedness and the issuance of preferred stock and certain redeemable capital stock;

•                  a number of other restricted payments, including investments;

•                  specified sales of assets;

•                  specified transactions with affiliates;

•                  the creation of a certain types of liens;

•                  consolidations, mergers and transfers of all or substantially all of our assets; and

•                  our ability to change the nature of our business.

These restrictions could limit our ability to obtain future financing, make acquisitions, withstand downturns in our business or take advantage of business opportunities.

The terms of our credit facility include several restrictive covenants that prohibit us from prepaying our other indebtedness, including the senior subordinated notes, while indebtedness under our credit facility is outstanding. Our credit facility also requires us to maintain certain specified financial ratios and satisfy financial condition tests. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

A breach of any of these covenants, ratios or tests could result in a default under our credit facility or the indenture. Events of default under our credit facility would prohibit us from making payments on the senior subordinated notes in cash, including payment of interest when due. In addition, upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness or to refinance our indebtedness on acceptable terms, our financial condition could be materially harmed.

Our ability to make payments on our indebtedness will depend on our ability to generate cash flow in the future which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness or to fund our other cash needs.  We may not be able to refinance any of our indebtedness, including our credit facility and our senior subordinated notes, on commercially reasonable terms or at all. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

The realizable value of our assets upon liquidation may be insufficient to satisfy claims.

At June 30, 2004, our assets included approximately $319.5 million of intangible assets, representing approximately 47.3% of our total consolidated assets.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions. The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under our credit facility or our indenture or any bankruptcy or dissolution of our company, the realizable value of these assets may be substantially lower and may be insufficient to satisfy the claims of our creditors.

Because of the subordinated nature of our senior subordinated notes, holders of our senior subordinated notes may not be entitled to be paid in full, if at all, in a bankruptcy, liquidation or reorganization or similar proceeding.

As a result of the subordinated nature of our notes and related guarantees, upon any distribution to our creditors or the creditors of the subsidiary guarantors in bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors or our or their property, the holders of our senior indebtedness and senior indebtedness of the subsidiary guarantors will be entitled to be paid in full in cash before any payment may be made with respect to our senior subordinated notes or the subsidiary guarantees.

In the event of a bankruptcy, liquidation or reorganization or similar proceeding relating to us or the subsidiary guarantors, holders of our senior subordinated notes will participate with all other holders of unsecured indebtedness of ours or the subsidiary guarantors that are similarly subordinated in the assets remaining after we and the subsidiary guarantors have paid all senior indebtedness. However, because of the existence of the subordination provisions, including the requirement that holders of the senior subordinated notes pay over distributions to holders of senior indebtedness, holders of the senior subordinated notes may receive less, ratably, than our other unsecured creditors, including trade creditors. In any of these cases, we and the subsidiary guarantors may not have sufficient funds to pay all of our creditors. Holders of our senior subordinated notes may, therefore, receive less, ratably, than the holders of our senior indebtedness.

 Rises in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. At June 30, 2004, approximately 52% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For the year ended June 30, 2004, we derived approximately 56% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 44% of our revenues generally rely on reimbursement from third-party payors. In the past, initiatives have been proposed and implemented which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities. Similar initiatives enacted in the future may have an adverse impact on our financial condition and our operations.

Under Medicare’s outpatient prospective payment system, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs. OPPS was implemented on August 1, 2000 and due to the anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics.  While most of the transitional payments expired in 2003, the CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC.  Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.  However, the overall effect of OPPS is to decrease reimbursement rates from those paid under the prior cost-based system.

Any changes in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we or our customers can obtain reimbursement or the amounts reimbursed to us or our customers for services provided by us. If third-party payors reduce the amount of their payments to our customers, our customers may seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, physician groups and other healthcare providers we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones. These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial results would be adversely affected.

Our financial results depend on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. Approximately 33% of our mobile contracts will expire each year. Our mobile facility contract renewal rate was 82% for the year ended June 30, 2004. We may not, however, achieve these renewal rates in the future. To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller facilities which have lower procedure volumes. In addition, attractive financing from original equipment manufacturers may cause hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment. If attractive financing causes hospitals and physician groups to establish their own diagnostic imaging centers, our business, financial condition and results of operations would be materially adversely affected. Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our revenues.

We may experience competition from hospitals, physician groups, other diagnostic imaging companies and this competition could adversely affect our revenues and our business.

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We will also encounter competition from hospitals and physician groups that purchase their own diagnostic imaging equipment from original equipment manufacturers who provide low-cost financing. Some of our direct competitors that provide diagnostic imaging services may have access to greater financial resources than we do. If we are unable to successfully compete, our customer base would decline and our business, financial condition and results of operations would be adversely affected.

Managed care organizations may limit healthcare providers from using our services, causing us to lose procedure volume.

Our fixed-site centers are principally dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties. Our eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s managed care organization. We currently have more than 1,000 contracts with managed care organizations for diagnostic imaging services provided at our fixed-site centers. Despite having a large number of contracts with managed care organizations, healthcare providers may be inhibited from referring patients to us in cases where the patient is not associated with one of the managed care organizations with which we have contracted. The loss of patient referrals causes us to lose procedure volume which adversely impacts our revenues. A significant decline in referrals would have a material adverse effect on our business, financial condition and results of operations.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.

We operate in a competitive, capital intensive, high fixed-cost industry that requires significant amounts of capital. The development of new technologies or refinements of existing ones might (1) make our existing systems technologically or economically obsolete, or (2) reduce the need for our systems.  MRI and other diagnostic imaging systems are currently manufactured by numerous companies.  Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems. Consequently, the obsolescence of our systems may be accelerated. Other than ultra-high field MRI systems (a 3.0 Tesla MRI scanner costs approximately 40% to 60% more than a 1.5 Tesla MRI scanner and has higher annual maintenance costs) and PET/CT or “fusion” scanners (a PET/CT scanner costs approximately 35% to 50% more than a standard PET scanner and has higher annual maintenance costs), we are aware of no imminent substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.  In the future,  to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base. In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves. As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

Our ability to maximize the utilization of our diagnostic imaging equipment may be adversely impacted by harsh weather conditions.

Harsh weather conditions can adversely impact our operations and financial condition. To the extent severe weather patterns affect our targeted regions, potential patients may find it difficult to travel to our centers and we may have difficulty moving our mobile facilities along their scheduled routes. As a result, we would experience a decrease in procedure volume during that period.  Our equipment utilization, procedure volume or revenues could be adversely affected by similar conditions in the future.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in revenues could have a significant negative impact on our financial results.

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues. Such expenses include, but are not limited to, debt service and capital lease payments, rent and operating lease payments, salaries, maintenance, insurance and vehicle operation costs. As a result, a relatively small reduction in the prices we charge for our services or procedure volume could have a disproportionate negative effect on our financial results.

We may be subject to professional liability risks which could be costly and negatively impact our business and financial results.

We have not experienced any material losses due to claims for malpractice. However, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. Successful malpractice claims asserted against us, to the extent not covered by its liability insurance, could have a material adverse affect on our business, financial condition and results of operations. In addition to being exposed to claims for malpractice, there are other professional liability risks to which we are exposed through our operation of diagnostic imaging systems, including liabilities associated with the improper use or malfunction of our diagnostic imaging equipment.

To protect against possible professional liability from malpractice claims, we maintain professional liability insurance in amounts that we believe are appropriate in light of the risks and industry practice. However, if we are unable to maintain insurance in the future at an acceptable cost or at all or if our insurance does not fully cover us in the event a successful claim was made against us, we could incur substantial losses. Any successful malpractice or other professional liability claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have a material adverse effect on our business, financial condition and results of operations.

Our failure to effectively integrate acquisitions and establish joint venture arrangements through partnerships with hospitals and other healthcare providers could impair our business.

As part of our business strategy, we have pursued selective acquisitions and arrangements through partnerships and joint ventures with hospitals and other healthcare providers. Our acquisition and joint venture strategies require substantial capital which may exceed the funds available to us from internally generated funds and our credit facility. We may not be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to us, if at all.

Additionally, acquisitions involve the integration of acquired operations with our operations. Integration involves a number of risks, including:

•                  demands on management related to the increase in our size after an acquisition;

•                  the diversion of our management’s attention from the management of daily operations to the integration of operations;

•                  integration of information systems;

•                  risks associated with unanticipated events or liabilities;

•                  difficulties in the assimilation and retention of employees;

•                  potential adverse effects on operating results;

•                  challenges in retaining customers and referral sources; and

•                  amortization or write-offs of acquired intangible assets.

Although we believe we have successfully integrated acquisitions in the past, we may not be able to successfully integrate the operations from any future acquisitions. If we do not successfully integrate our acquisitions, we may not realize anticipated operating advantages, economies of scale and cost savings. Also, we may not be able to maintain the levels of operating efficiency that the acquired companies would have achieved or might have achieved separately. Successful integration of each of their operations will depend upon our ability to manage those operations and to eliminate excess costs.

Loss of, and failure to attract, qualified employees, particularly technologists, could limit our growth and negatively impact our operations.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  Competition in our industry for qualified employees is intense.  In particular, there is a very high demand for qualified technologists who are necessary to operate our systems. We may not be able to hire and retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our PET service and some of our other imaging services require the use of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

Our PET service and some of our other imaging and therapeutic services require the use of radioactive materials to produce the images. While this radioactive material has a short half-life, meaning it quickly breaks down into non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance. In addition, we may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations.

An earthquake could adversely affect our business and operations.

Our corporate headquarters and a significant portion of our fixed-site centers are located in California, which has a high risk for earthquakes. Depending upon its magnitude, an earthquake could severely damage our facilities or prevent potential patients from traveling to our centers. Damage to our equipment or any interruption in our business would adversely affect our financial condition. While we presently carry earthquake insurance in amounts we believe are appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, we may discontinue earthquake insurance on some or all of our facilities in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged facilities as well as the anticipated future cash flows from those facilities.

RISKS RELATING TO GOVERNMENT REGULATION OF OUR BUSINESS

Complying with federal and state regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states in which we conduct our business, including:

•                  the federal False Claims Act;

•                  the federal Medicare and Medicaid Anti-kickback Law, and state anti-kickback prohibitions;

•                  the federal Civil Money Penalty Law;

•                  the federal Health Insurance Portability and Accountability Act of 1996;

•                  the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•                  state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians;

•                  federal FDA requirements;

•                  state licensing and certification requirements, including certificates of need; and

•                  federal and state laws governing the diagnostic imaging and therapeutic equipment used in our business concerning patient safety, equipment operating specifications and radiation exposure levels.

If our operations are found to be in violation of any of the laws and regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial results. The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The regulatory framework is uncertain and evolving.

Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. However, we may not be able to adapt our operations to address new regulations, which could adversely affect our business. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of our contracted radiology groups have been the subject of judicial or regulatory interpretation. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations or the healthcare regulatory environment may change in a way that restricts our operations.

ITEM 2.             PROPERTIES

We lease approximately 48,400 square feet of office space for our corporate headquarters and a billing office at 26250 Enterprise Court, Lake Forest, California 92630. The lease for this location expires in 2007.

ITEM 3.                                       LEGAL PROCEEDINGS

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective. We believe that the outcome of any such lawsuits will not have a material adverse impact on our business, financial condition and results of operations.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not publicly traded on any exchange or in any market.  At August 31, 2004, we had six record holders of our common stock.  We have never paid a cash dividend on our common stock and do not expect to do so in the foreseeable future.  The credit agreement governing our credit facility and the indenture governing our senior subordinated notes contain restrictions on our ability to pay dividends on our common stock.

Information regarding securities authorized for issuance under our equity compensation plans is set forth under “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.                                       SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of and for the years ended June 30, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements.  The selected consolidated financial data presented as of and for the period from July 1, 2001 to October 17, 2001 and for the years ended June 30, 2001 and 2000, has been derived from the audited consolidated financial statements of InSight.  The information in the following table should be read together with our audited consolidated financial statements and related notes, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this report on Form 10-K.  Our consolidated operations after our acquisition of InSight are substantially consistent with the operations of InSight.  We have no operations other than our investment in InSight.  InSight is considered our predecessor in accordance with Regulation S-X.

	Company			Predecessor
				Period from July 1 to October 17, 2001

	Years Ended June 30,				Years Ended June 30,
	2004	2003	2002 (1)		2001	2000
	(Amounts in thousands)
STATEMENT OF INCOME DATA:
Revenues	$290,884	$237,752	$155,407	$63,678	$211,503	$188,574
Gross profit	57,463	57,708	39,823	17,991	49,631	37,145
Interest expense, net	40,682	37,514	32,546	6,321	23,394	18,696
Net income (loss) (2)(3)(4)	2,924	4,922	9	(4,648)	13,801	7,189

	June 30,			June 30,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Working capital	$48,116	$32,580	$35,907	$16,791	$20,814
Property and equipment, net	242,336	219,121	172,056	148,255	148,469
Goodwill and other intangible assets	319,463	260,292	234,644	89,202	93,930
Total assets	675,631	577,317	499,401	321,056	328,872
Total long-term liabilities	537,177	442,484	378,234	197,388	221,307
Stockholders’ equity	94,941	91,614	87,376	65,471	51,487

(1)                                  Includes the results of operations of InSight from the date we acquired it.

(2)                                  Includes an acquisition related compensation charge of $15.6 million in the period from July 1, 2001 to October 17, 2001.

(3)                                  Includes an income tax benefit of $2.1 million in the period from July 1, 2001 to October 17, 2001.

(4)                                  No cash dividends have been paid on our or InSight’s common stock for the periods indicated above.

ITEM 7.                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this report. It contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve risks, uncertainties and assumptions. Please see “Forward-Looking Statements Disclosure” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under the headings “Risk Factors” and    “Forward-Looking Statements Disclosure.”

Overview

We are a provider of diagnostic imaging services. We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We provide our services through an integrated network of fixed-site centers and mobile facilities in targeted regions throughout the United States. We operate in 37 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 69% of our total revenues from MRI services during the year ended June 30, 2004, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, CT, mammography, bone densitometry, diagnostic ultrasound, lithotripsy and x-ray. We have developed and continue to develop strong regional networks of diagnostic imaging centers and facilities, enabling us to effectively serve our customers and maximize utilization of our imaging equipment. We provide our services through 118 fixed-site centers and 118 mobile facilities.

Given our size and expertise, we believe we are well positioned to capitalize on the ongoing growth in the diagnostic imaging industry. Growth in the diagnostic imaging industry has been and will continue to be driven by (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET, (3) expanding applications of MRI and PET technologies, and (4) a currently stable reimbursement environment.

Segments

We have two reportable segments, the fixed division and mobile division:

Fixed Division. Generally, our fixed division operates freestanding imaging centers which we refer to as fixed-site centers.  However, our fixed division also includes four mobile facilities as part of our fixed division in Maine.  Revenues at our fixed-site centers are primarily generated from services billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, which we generally refer to as our patient services revenues and management fees.  Our fixed division revenues are dependent on our ability to:

•                  attract patient referrals from physician groups and hospitals;

•                  increase procedure volume to maximize equipment utilization;

•                  maintain our existing contracts and enter into new ones with managed care organizations and commercial insurance carriers; and

•                  develop new fixed-site centers.

Our fixed division revenues have been and will continue to be driven by the growth in the diagnostic imaging industry discussed above. These positive trends may be offset by:

•                  an increase in competition from other freestanding imaging centers within our targeted regions;

•                  an increase in deductibles and co-payment charges to patients; and

•                  an increase in the pre-authorization requirements applicable to diagnostic imaging services by certain managed care organizations.

Mobile Division. Our mobile division operates mobile facilities, which provide services to hospitals, physician groups and other healthcare providers. Our mobile division includes 29 parked mobile facilities, each of which serves a single customer. Revenues from our mobile division are primarily generated from fee-for-service arrangements and fixed fee contracts billed directly to our hospital, physician group customers and other healthcare providers, which we generally refer to as contract services revenues. Our mobile division revenues are dependent on our ability to:

•                  establish new mobile customers within our targeted regions;

•                  structure efficient mobile routes that maximize equipment utilization; and

•                  renew our existing mobile contracts with our hospital, physician group and other healthcare provider customers.

Our mobile division revenues have been and will continue to be driven by the growth in the diagnostic imaging industry as discussed above. These positive trends may be offset by;

•                  an increase in competition in our targeted regions from other mobile service providers;

•                  attractive financing arrangements by original equipment manufacturers which cause some of our customers to invest in their own diagnostic imaging equipment;

•                  a reduction in inpatient volumes at our fee-for-service customers due to higher unemployment rates and increased deductibles and co-payments to patients; and

•                  a reduction in short–term rental activities.

Our revenues in both divisions could also be affected by the timing of holidays, patient and referring physician vacation schedules and inclement weather.

Reimbursement

Medicare: The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Beginning in late 1983, prospective payment regulations for hospital inpatient services became effective under the federal Medicare program. Providers are paid by the federal government in accordance with regulations promulgated by the Department of Health and Human Services, or HHS, and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full. In general, these regulations provide for a specific prospective payment to reimburse hospitals for inpatient treatment services based upon the diagnosis of the patient.

In 2000, the Centers for Medicare and Medicaid Services, or CMS, published its final rules concerning the new hospital OPPS for most outpatient services in Medicare-participating hospitals. As a result of the implementation of the OPPS, effective August 1, 2000, Medicare began paying hospitals, except critical access hospitals, for outpatient services on a rate per service basis that varies according to the ambulatory payment classification (APC) group the service is assigned rather than on a hospital’s costs.   Due to OPPS’ anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics.  While most of the transitional payments expired in 2003, CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.  However, the overall effect of OPPS is to decrease reimbursement rates from those paid under the prior cost-based system.  Multi-modality and certain fixed-site centers which are freestanding are not directly affected by OPPS, which applies only to hospital-based facilities. Congressional and regulatory actions reflect industry-wide cost-containment pressures that we believe will affect all healthcare providers for the foreseeable future.

CMS has indicated that it will continue to evaluate diagnostic imaging technical component reimbursement. Accordingly, Medicare payment for diagnostic imaging services may be further reduced in the future, which would have a material adverse effect on our financial condition and results of operations.

Medicaid: The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements.

Managed Care: Health Maintenance Organizations, or HMOs, and Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including, imposing lower payment rates, preauthorization requirements, limiting services or mandating less costly treatment alternatives. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of HMOs, PPOs and other managed care organizations within our targeted regional networks could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.  See “Item 1. Business—Customers and Contracts. “

Some states have adopted or expanded laws or regulations restricting the assumption of financial risk by healthcare providers which contract with health plans. While we are not currently subject to such regulation, we or our customers may in the future be restricted in our ability to assume financial risk, or may be subjected to reporting requirements if we do so. Any such restrictions or reporting requirements could negatively affect our contracting relationships with health plans.

Private Insurance: Private health insurance programs generally have authorized payment for our services on satisfactory terms. However, if Medicare reimbursement is reduced, we believe that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our business, financial condition and results of operations.

Revenues

We receive revenues by providing services to patients, hospitals and other healthcare providers.  Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker’s compensation funds (collectively, “payors”).  Patient services revenues also includes balances due from patients, which are primarily collected at the time the procedure is performed.  Our charge for a procedure is primarily comprised of charges for both the technical and professional components of the service.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.  In estimating the amount of contractual adjustments, we rely on a combination of in-house analysis, which includes a review of contractual payment rates from the payors, and our historical experience.

We refer to our revenues from hospital, physician groups and other healthcare providers as contract services revenues.   Contract services revenues are primarily generated from fee-for-service arrangements, fixed fee contracts and management fees billed to the hospital, physician group or other healthcare provider.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

The provision for doubtful accounts related to revenues is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that will be uncollectible from patients, payors, hospitals and other healthcare providers.  The provision for doubtful accounts includes amounts to be written off on specific accounts and unidentified accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivable balances.  Our historical write-offs for uncollectible accounts is not concentrated in a specific payor class.  As these factors change, revisions are made in the appropriate period.

The following illustrates our payor mix based on revenues for the year ended June 30, 2004:

Payor	Percent of Total Revenues

Hospital, physician groups, and other healthcare providers (1)	46%
Managed Care and Insurance	36%
Medicare/Medicaid	14%
Workers’ Compensation	3%
Other	1%

(1)          No single hospital, physician groups, and other healthcare providers accounted for more than 5% of our total revenues.

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations. As a result, a high percentage of our total operating expenses are fixed. Our fixed costs include debt service and capital lease payments, rent and operating lease payments, salaries and benefit obligations, equipment maintenance expenses, and insurance and vehicle operation costs. Because a large portion of our operating expenses are fixed, any increase in our procedure volume disproportionately increases our operating cash flow. Conversely, any decrease in our procedure volume disproportionately decreases our operating cash flow. Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film and contrast media.

Recent Acquisitions

On April 1, 2004, we acquired the stock of Comprehensive Medical Imaging, Inc., or CMI, a subsidiary of Cardinal Health, Inc., from Cardinal Health, Inc., which owned and operated 21 fixed-site centers located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia. The aggregate purchase price for these centers was approximately $48.6 million. We refer to this acquisition as the CMI acquisition.

On August 1, 2003, we acquired 22 mobile facilities primarily operating in the Mid-Atlantic states from CDL Medical Technologies, Inc. The aggregate purchase price for these facilities was approximately $49.9 million. We refer to this acquisition as the CDL acquisition.

On April 2, 2003, we acquired 13 fixed-site centers located in Southern California from CMI. The aggregate purchase price for these centers was approximately $46.5 million. We refer to this acquisition as the Central Valley acquisition.

These acquisitions significantly expanded our presence in the Los Angeles, Phoenix and Northern California markets and the Mid-Atlantic states.  The aggregate cost of these acquisitions totaled $145.0 million, none of which was assumed debt.  We funded the consideration through (1) our credit facility and (2) $25 million in a private placement of 9.875% senior subordinated notes due November 2011.

In August 2003, we acquired a joint venture interest in a CT fixed-site center located in Hammonton, New Jersey, which was financed with internally generated funds.  In December 2003, we sold a fixed-site center located in Hobart, Indiana.  In February 2004, we acquired the remaining joint venture interest in a fixed-site center in Henderson, Nevada.

Results of Operations

Set forth below is historical financial data for us and our predecessor, InSight, for the periods indicated. The results of operations for the year ended June 30, 2002 have been derived by combining our results of operations for the year ended June 30, 2002 with the results of operations of InSight from July 1, 2001 to October 17, 2001, the date we acquired InSight. These combined results of operations have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been if we had owned InSight for the entire year ended June 30, 2002.  Our operations after the Acquisition are substantially consistent with the operations of InSight prior to the Acquisition.  In addition, we have no operations other than our investment in InSight.  As such, InSight is considered our predecessor in accordance with Regulation S-X.

	Years Ended June 30,
	2004	2003	2002
	(Amounts in thousands)
REVENUES:
Contract services	$129,193	$111,921	$105,179
Patient services	161,691	125,831	113,906
Total revenues	290,884	237,752	219,085

COSTS OF OPERATIONS:
Costs of services	168,700	125,685	113,065
Provision for doubtful accounts	4,998	4,154	3,895
Equipment leases	990	860	8,026
Depreciation and amortization	58,733	49,345	36,285
Total costs of operations	233,421	180,044	161,271

Gross profit	57,463	57,708	57,814

CORPORATE OPERATING EXPENSES	(16,217)	(13,750)	(10,889)

ACQUISITION RELATED COMPENSATION CHARGE	—	—	(15,616)

GAIN ON SALE OF CENTER	2,129	—	—

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,181	1,744	819

INTEREST EXPENSE, net	(40,682)	(37,514)	(38,867)

Income (loss) before income taxes	4,874	8,188	(6,739)

PROVISION (BENEFIT) FOR INCOME TAXES	1,950	3,266	(2,100)

Net income (loss)	$2,924	$4,922	$(4,639)

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2004	2003	2002

Fixed division	$176,763	$139,816	$127,122
Mobile division	114,121	97,936	91,963
Total	$290,884	$237,752	$219,085

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Years Ended June 30,
	2004	2003	2002

Revenues	100.0%	100.0%	100.0%

Costs of operations
Costs of services	58.0	52.9	51.6
Provision for doubtful accounts	1.7	1.7	1.8
Equipment leases	0.3	0.3	3.7
Depreciation and amortization	20.2	20.7	16.6
Totals costs of operations	80.2	75.6	73.7

Gross profit	19.8	24.4	26.3

Corporate operating expenses	(5.6)	(5.8)	(5.0)
Acquisition related compensation charge	—	—	(7.1)
Gain on sale of center	0.7	—	—
Equity in earnings of unconsolidated partnerships	0.8	0.7	0.4
Interest expense, net	(14.0)	(15.8)	(17.7)

Income (loss) before income taxes	1.7	3.5	(3.1)

Provision (benefit) for income taxes	0.7	1.4	(1.0)

Net income (loss)	1.0%	2.1%	(2.1)%

The following table sets forth our earnings before interest, taxes, depreciation and amortization excluding the acquisition related compensation charge, or Adjusted EBITDA, for the years ended June 30, 2004, 2003 and 2002.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States. While Adjusted EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  We present the discussion of Adjusted EBITDA because convenants in the indenture governing our senior subordinated notes and the credit agreement relating to our credit facility contain ratios based on this measure.  Our calculation of Adjusted EBITDA is as follows:

	Years Ended June 30,
	2004	2003	2002
	(Amounts in thousands)

Net income (loss), as reported	$2,924	$4,922	$(4,639)

Provision (benefit) for income taxes	1,950	3,266	(2,100)

Interest expense, net	40,682	37,514	38,867

Depreciation and amortization	58,733	49,345	36,285

Acquisition related compensation charge	—	—	15,616
Adjusted EBITDA	$104,289	$95,047	$84,029

Results of Operations for Years Ended June 30, 2004 and 2003

Revenues: Revenues increased approximately 22.3% from approximately $237.8 million for the year ended June 30, 2003, to approximately $290.9 million for the year ended June 30, 2004. This increase was due to an increase in revenues from our fixed division (approximately $36.9 million) and an increase in revenues from our mobile division (approximately $16.2 million). Revenues for our fixed division and mobile division represented approximately 61% and 39%, respectively, of our total revenues for the year ended June 30, 2004.

Revenues from our fixed division increased approximately 26.4% from approximately $139.8 million for the year ended June 30, 2003, to approximately $176.8 million for the year ended June 30, 2004.  The increase was due to (1) the Central Valley acquisition (approximately $20.0 million); (2) the CMI acquisition (approximately $10.3 million); (3) revenues from the fixed-site centers we opened in 2004 and 2003 (approximately $3.6 million); and (4) revenues from our existing fixed-site centers (approximately $4.3 million), partially offset by a decrease in revenues from the sale of a fixed-site center in Hobart, Indiana (approximately $1.2 million). The increase in our revenues from our existing fixed-site centers was the result of a 4% increase in utilization, partially offset by a 1% decrease in reimbursement from third-party payors.

Revenues from our mobile division increased approximately 16.5% from approximately $97.9 million for the year ended June 30, 2003, to approximately $114.1 million for the year ended June 30, 2004. The increase was due to the CDL acquisition (approximately $21.0 million), partially offset by (1) reduced revenues associated with our short-term rental activities (approximately $1.1 million) and (2) reduced revenues from our existing mobile facilities (approximately $3.7 million).  The decrease in revenues associated with our short-term rental activities is the result of fewer upgrades or installations of MRI equipment at hospitals which utilize our mobile facilities on a short-term or interim basis.  The decrease in revenues from our existing mobile facilties was the result of lower MRI and other revenues (approximately $5.9 million), partially offset by higher PET revenues (approximately $2.2 million).  The increase in PET revenues is primarily due to an increase in the number of PET facilities in service.  The decrease in MRI revenues was due to a decrease in the number of MRI facilities in service and the loss of high volume customer contracts, partially offset by an increase in procedure volume at replacement accounts, which initially had lower procedure volumes.  The loss of high volume customers is primarily the result of customers reaching sufficient patient volumes to finance the cost of acquiring their own system.  This has increased in recent years as original equipment manufacturers have offered attractive financing to high volume customers.  We experienced losses of high volume customers across our network and not just in any one region.

Approximately 56% of our total revenues for the year ended June 30, 2004 were generated from patient services revenues. Patient services revenues for the fixed division and mobile division represented approximately 99% and 1%, respectively, of total patient services revenues for the year ended June 30, 2004.  Approximately 44% of our total revenues for the year ended June 30, 2004, were generated from contract services revenues. Contract services revenues for the fixed division and mobile division represented approximately 13% and 87%, respectively, of total contract services revenues for the year ended June 30, 2004.

Costs of Operations: Costs of operations increased approximately 29.6% from approximately $180.0 million for the year ended June 30, 2003, to approximately $233.4 million for the year ended June 30, 2004. This increase was due primarily to (1) the Central Valley, CDL and CMI acquisitions (approximately $15.2 million, $13.9 million and $7.7 million, respectively); (2) costs at the fixed-site centers we opened in 2004 and 2003 (approximately $3.3 million); and (3) increased costs at our existing fixed-site centers and mobile facilities (approximately $14.3  million), partially offset by reduced costs from the sale of a fixed-site center in Hobart, Indiana (approximately $1.0 million).  The increase in costs of operations is due primarily to higher salaries and benefits (approximately $7.8 million), equipment maintenance costs (approximately $2.6 million), insurance (approximately $1.0 million) and depreciation expense (approximately $2.7 million), partially offset by reduced equipment lease costs (approximately $0.3 million) and provision for doubtful accounts (approximately $0.1 million).

Costs of operations at our fixed division increased approximately 29.1% from approximately $99.8 million for the year ended June 30, 2003, to approximately $128.8 million for the year ended June 30, 2004. The increase was due to (1) the Central Valley and CMI acquisitions (approximately $15.2 million and $7.7 million, respectively); (2) costs at the fixed-site centers we opened in 2004 and 2003 (approximately $3.3 million); and (3) increased costs at our existing fixed-site centers (approximately $3.8 million), partially offset by reduced costs from the sale of the fixed-site center discussed above (approximately $1.0 million).  The increase in costs of operations at our existing fixed-site centers was due primarily to higher salaries and benefits (approximately $3.8 million), particularly technologists and additional senior regional management, equipment maintenance costs (approximately $0.9 million), insurance (approximately $0.6 million) and depreciation expense (approximately $0.3 million), partially offset by reduced provision for doubtful accounts (approximately $0.3 million).

Costs of operations at our mobile division increased approximately 30.4% from approximately $66.8 million for the year ended June 30, 2003, to approximately $87.1 million for the year ended June 30, 2004. The increase was due to (1) the CDL acquisition (approximately $13.9 million) and (2) increased costs at our existing mobile facilities (approximately $6.4 million).  The increase in costs at our existing mobile facilities was due to higher salaries and benefits (approximately $2.9 million), particularly technologists and additional mobile sales personnel, equipment maintenance costs (approximately $1.0 million), an increase in vehicle costs due to the reduction of our short-term rental activities (approximately $2.2 million), insurance (approximately $0.3 million) and depreciation expense (approximately $1.9 million), partially offset by reduced equipment lease costs (approximately $1.0 million) and other costs (approximately $0.9 million).

Corporate Operating Expenses: Corporate operating expenses increased approximately 17.9% from approximately $13.8 million for the year ended June 30, 2003, to approximately $16.2 million for the year ended June 30, 2004. The increase was due primarily to higher salaries and benefits (approximately $0.2 million), additional costs to make

IRIS conform with HIPAA requirements (approximately $0.1 million), additional occupancy costs (approximately $0.1 million), cost and expenses incurred related to a withdrawn initial public offering (approximately $1.7 million), partially offset by reduced consulting costs related to our acquisition and development activities (approximately $0.3 million).

Gain on Sale of Center: In December 2003, we sold a fixed-site center located in Hobart, Indiana for approximately $5.4 million. We realized a gain of approximately $2.1 million on the sale.

Interest Expense, net: Interest expense, net increased approximately 8.5% from approximately $37.5 million for the year ended June 30, 2003, to approximately $40.7 million for the year ended June 30, 2004. The increase was due primarily to additional debt related to the Central Valley, CDL and CMI acquisitions, partially offset by principal payments on notes payable and capital lease obligations.

Provision for Income Taxes: Provision for income taxes decreased from $3.3 million for year ended June 30, 2003, to approximately $2.0 million for the year ended June 30, 2004. We have recorded a tax provision at an effective rate of 40% for the year ended June 30, 2004 and 2003, respectively.

Adjusted EBITDA:  Adjusted EBITDA increased approximately 9.7% from approximately $95.0 million for the year ended June 30, 2003, to approximately $104.3 million for the year ended June 30, 2004.  This increase was due to (1) the Central Valley, CDL and CMI acquisitions (approximately $7.1 million, $10.2 million and $3.8 million, respectively), and (2) Adjusted EBITDA at the fixed-site centers we opened in 2004 and 2003 (approximately $0.7), partially offset by a reduction of EBITDA at existing facilities (approximately $11.9 million) and a reduction of Adjusted EBITDA at the fixed-site center we sold in 2004 (approximately $0.5 million).  Adjusted EBITDA for the fixed division increased approximately 24.2% from approximately $59.1 million for the year ended June 30, 2003, to approximately $73.4 million for the year ended June 30, 2004.  This increase was due primarily to (1) the Central Valley and CMI acquisitions (approximately $7.1 million and $3.8 million, respectively), (2) an increase in Adjusted EBITDA at our existing fixed facilities (approximately $3.3 million) and (3) Adjusted EBITDA at our fixed-site centers we opened in 2004 and 2003 (approximately $0.7 million), partially offset by a reduction of Adjusted EBITDA at the fixed-site center sold in 2004 (approximately $0.5 million).  Adjusted EBITDA for the mobile division increased approximately 1.5% from approximately $55.5 million for the year ended June 30, 2003, to approximately $56.3 million for the year ended June 30, 2004.  This increase was due to (1) the CDL acquisition (approximately $10.2 million), partially offset by a reduction of adjusted EBITDA at our existing mobile facilities (approximately $9.4 million).

Results of Operations for Years Ended June 30, 2003 and 2002

Revenues: Revenues increased approximately 8.5% from approximately $219.1 million for the year ended June 30, 2002, to approximately $237.8 million for the year ended June 30, 2003. The increase was due primarily to an increase in revenues from our fixed division (approximately $12.7 million) and an increase in revenues from our mobile division (approximately $6.0 million). Revenues from our fixed division and mobile division represented approximately 59% and 41%, respectively, of our total revenues for the year ended June 30, 2003.

Revenues from our fixed division increased approximately 10.0% from approximately $127.1 million for the year ended June 30, 2002, to approximately $139.8 million for the year ended June 30, 2003. The increase was due primarily to (1) the Central Valley acquisition (approximately $6.5 million);  (2) revenues from the fixed-site centers we opened in 2003 (approximately $3.6 million); and (3) higher utilization from our existing fixed-site centers (approximately 6%), partially offset by a nominal decrease in reimbursement rate from third-party payors (approximately 1%).

Revenues from our mobile division increased approximately 6.5% from approximately $91.9 million for the year ended June 30, 2002, to approximately $97.9 million for the year ended June 30, 2003. The increase was due to higher utilization at our mobile facilities and an increase in the number of MRI and PET mobile facilities in operation during the year ended June 30, 2003 (approximately six mobile facilities).

Approximately 53% of our total revenues for the year ended June 30, 2003 were generated from patient services revenues. Patient services revenues from our fixed division and mobile division represented approximately 98% and 2%, respectively, of total patient services revenues for the year ended June 30, 2003.  Approximately 47% of our total revenues for the year ended June 30, 2003 were generated from contract services revenues. Contract services revenues for our fixed division and mobile division represented approximately 14% and 86%, respectively, of total contract services revenues for the year ended June 30, 2003.

Costs of Operations: Costs of operations increased approximately 11.6% from approximately $161.3 million for the year ended June 30, 2002, to approximately $180.0 million for the year ended June 30, 2003. The increase was due primarily to (1) the Central Valley acquisition (approximately $4.7 million), and (2) increased costs at our existing fixed-site centers and mobile facilities (approximately $14.0 million). The increased costs at our existing fixed-site centers and mobile facilities were due primarily to higher salaries and benefits (approximately $3.4 million), occupancy (approximately $1.0 million), equipment maintenance costs (approximately $1.3 million) and depreciation expense (approximately $9.9 million), partially offset by reduced equipment lease costs (approximately $7.3 million).  The increase in depreciation and the reduction of equipment lease costs are due primarily to the buyout of operating leases and the conversion of operating leases to capital leases and to our capital expenditures during the year ended June 30, 2003.

Costs of operations at our fixed division increased approximately 11.0% from approximately $89.9 million for the year ended June 30, 2002, to approximately $99.8 million for the year ended June 30, 2003. The increase was due primarily to the Central Valley acquisition (approximately $4.7 million) and higher salaries and benefits (approximately $1.9 million), occupancy (approximately $0.8 million) and depreciation expense (approximately $1.6 million).

Costs of operations at our mobile division increased approximately 5.2% from approximately $63.5 million for the year ended June 30, 2002, to approximately $66.8 million for the year ended June 30, 2003. The increase was due primarily to equipment costs related to the additional mobile facilities (approximately $1.0 million) and higher salaries and benefits (approximately $1.5 million), which included additional mobile sales personnel.

Corporate Operating Expenses: Corporate operating expenses increased approximately 26.6% from approximately $10.9 million for the year ended June 30, 2002, to approximately $13.8 million for the year ended June 30, 2003. The increase was due primarily to higher salaries and benefits (approximately $2.0 million), which includes one-time severance payments for certain terminated employees, consulting costs associated with our acquisition and development activities (approximately $0.3 million), and additional information technology systems costs to make IRIS conform with HIPAA requirements (approximately $0.2 million).

Acquisition Related Compensation Charge: Holders of options and warrants, which prior to our acquisition of InSight were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated. This resulted in a charge of approximately $15.6 million, which is reflected in the statement of operations of InSight for the period from July 1, 2001 to October 17, 2001.

Interest Expense, net: Interest expense, net decreased approximately 3.6% from approximately $38.9 million for the year ended June 30, 2002, to approximately $37.5 million for the year ended June 30, 2003. The decrease was due primarily to (1) the elimination of the write-off of debt issuance costs as a result of the refinancing of a senior subordinated bridge financing in the year ended June 30, 2002 (approximately $7.4 million); (2) a reduction in our effective interest rate on our variable rate debt; and (3) principal payments on our credit facility, partially offset by additional debt related to the conversion of operating leases to capital leases and additional debt related to the Central Valley acquisition.

Provision For Income Taxes: Provision for income taxes changed from a benefit of approximately $2.1 million for the year ended June 30, 2002, to a provision of approximately $3.3 million for the year ended June 30, 2003. For the year ended June 30, 2003, the provision is due to our recording a tax provision at an effective rate of 40%. For the year ended June 30, 2002, the benefit was due to InSight recording a benefit to recognize the utilization of certain operating loss carrybacks.

Adjusted EBITDA:  Adjusted EBITDA increased approximately 13.1% from approximately $84.0 million for the year ended June 30, 2002, to approximately $95.0 million for the year ended June 30, 2003.  This increase was due to: (1) Adjusted EBITDA at our existing facilities (approximately $1.6 million), (2) the buyout of operating leases and the conversion of operating leases to capital leases in 2002 (approximately $7.2 million) and (3) the Central Valley acquisition (approximately $2.2 million).  Adjusted EBITDA for the fixed division increased approximately 10.3% from approximately $53.6 million for the year ended June 30, 2002, to approximately $59.1 million for the year ended June 30, 2003.  Adjusted EBITDA for the mobile division increased approximately 25.0% from approximately $44.4 million for the year ended June 30, 2002, to approximately $55.5 million for the year ended June 30, 2003.

Liquidity and Capital Resources

We have historically funded our operations and capital expenditure requirements from net cash provided by operating activities, capital and operating leases and our credit facility.  We will fund future working capital and capital expenditure requirements from net cash provided by operating activities, capital and operating leases, and, to the extent necessary, our revolving credit facility.

Liquidity: We believe, based on currently available information, that future cash flows from operations will be adequate to meet our anticipated interest expense, federal and state cash tax expense, capital expenditures, working capital, scheduled principal payments and other debt repayments while meeting all covenant requirements under our credit facility for the next 12 months.

Cash and cash equivalents as of June 30, 2004 were approximately $30.4 million. Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the demand for our services in the mobile division;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

Net cash provided by operating activities was approximately $60.1 million and resulted primarily from net income before depreciation and amortization (approximately $61.7 million), an increase in accounts payable and accrued expenses (approximately $6.0 million) and a decrease in other current assets (approximately $3.1 million), partially offset by an increase in trade accounts receivables, net (approximately $8.5 million).  The increases in trade accounts receivable, accounts payable and accrued expenses are due primarily to the acquisitions that we completed in 2003 and 2004.  The decrease in other current assets was due to the reduction in amounts due to us from our unconsolidated partnerships.

Net cash used in investing activities was approximately $142.3 million for the year ended June 30, 2004. Cash used in investing activities resulted primarily from our Central Valley, CDL and CMI acquisitions (approximately $101.3 million) and our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers

(approximately $46.7 million), partially offset by proceeds from the sale of a fixed-site center in Hobart, Indiana discussed above (approximately $5.4 million).

Net cash provided by financing activities was approximately $93.0 million for the year ended June 30, 2004. Cash provided by financing activities resulted primarily from borrowings of notes payable (approximately $101.1 million), partially offset by principal payments of notes payable and capital lease obligations (approximately $8.2 million).

Our short-term and long-term liquidity needs will arise primarily from:

•                  principal and interest payments relating to our credit facility;

•                  interest payments relating to our 9.875% senior subordinated notes;

•                  capital expenditures;

•                  working capital requirements to support business growth; and

•                  potential acquisitions.

There are no scheduled principal repayments on our senior subordinated notes until 2011.

Capital Expenditures: As of June 30, 2004, we have committed to purchase or lease at an approximate aggregate cost of $6.4 million, seven diagnostic imaging systems through January 2005. We expect to use either internally generated funds or leases to finance the purchase of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our business strategy.

In addition, in connection with the implementation of the electronic transactions, security and privacy standards mandated by HIPAA, we have spent approximately $1.1 million as of June 30, 2004, to make necessary software upgrades to IRIS to make it conform with the privacy and electronic standards.  We expect to spend an additional $0.4 million to conform with the security standards by April 2005.

Credit Facility and Senior Subordinated Notes:  As of June 30, 2004, through InSight, we have a credit facility with Bank of America, N.A. and a syndication of other lenders consisting of:  (1) a term loan with a principal balance of approximately $220 million; (2) an additional $50 million term loan and (3) a $50 million revolving credit facility.  Borrowings under the Credit Facility bear interest at LIBOR plus 3.5% to 3.75%.  We are required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts.  We used the credit facility to complete the Central Valley, CDL and CMI acquisitions.  As of August 31, 2004, there were no borrowings under the revolving credit facility.

In addition to the indebtedness under our credit facility, through InSight, we have outstanding $250 million of 9.875% senior subordinated notes. The notes mature in November 2011, with interest payable semi-annually and are redeemable at our option, in whole or in part, on or after November 1, 2006.  At any time prior to November 1, 2004, we may redeem up to 35% of the notes at a redemption price 109.875% of the principal amount of the notes if we are involved in an initial public offering of our capital stock.

The credit facility contains various restrictive covenants which prohibit us from prepaying other indebtedness, including the notes, and require us to maintain specified financial ratios and satisfy financial condition tests.  As of June 30, 2004, we were in compliance with these covenants.  In addition, the credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or we fail to meet the conditions of, the credit facility or if payment creates a default under the credit facility.

Contractual Commitments: As defined by or SEC reporting regulations, our contractual obligations as of June 30, 2004 are as follows (amounts in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt obligations	$520,961	$2,716	$5,994	$262,251	$250,000
Capital lease obligations	21,697	6,399	12,043	3,230	25
Operating lease obligations	43,903	8,566	15,426	9,873	10,038
Purchase commitments	6,354	6,354	—	—	—

Total contractual obligations	$592,915	$24,035	$33,463	$275,354	$260,063

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact the consolidated financial statements are described below. A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which are included elsewhere in this report.

Revenue Recognition: Revenues from patient services and from contract services are recognized when services are provided. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists. Contract services revenues are recognized over the applicable contract period. Revenues collected in advance are recorded as unearned revenue.

Trade Accounts Receivables: We review our trade accounts receivables and our estimates of the allowance for doubtful accounts and contractual adjustments each period. The amount of the allowance includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. Estimates of uncollectable amounts are revised each period, and changes are recorded in the period they become known. The amounts we will ultimately realize could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments.

Goodwill and Other Intangible Assets: We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each year. As part of the evaluation, we compare the carrying value of each intangible asset with its fair value to determine whether there has been impairment. We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

New Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46) which is an interpretation of Accounting Research Bulletin No. 51, and “Consolidated Financial Statements.”  FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE.  In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable

Interest Entities” (FIN 46-R) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R for our consolidated financial statements are as follows:

(1)          Special purpose entities (SPEs) created prior to February 1, 2003:  We must apply the provisions of FIN 46.  We have completed our assessment and determined that we have no SPEs.

(2)          Non-SPEs created prior to February 1, 2003:  We did not enter into any significant joint venture or partnership agreements prior to February 1, 2003 which are not included in the consolidated financial statements for the years ended June 30, 2004 and 2003.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  We are required to apply the provisions of FIN 46.  We did not enter into any SPE, joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on the consolidated financial statements for the years ended June 30, 2004 and 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  We adopted SFAS 149 on July 1, 2003, which did not have a material impact on our financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires a company to classify such instruments as liabilities, whereas they previously may have been classified as equity.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  We adopted SFAS 150 on July 1, 2003, which did not have a material impact on our financial condition and results of operations.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

Our market risk exposure relates primarily to interest rates, where we will periodically use interest rate swaps to hedge variable interest rates on long-term debt under our credit facility. We do not engage in activities using complex or highly leveraged instruments.

Interest Rate Risk

 In order to modify and manage the interest characteristics of our outstanding debt and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate hedges, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2004, a 1% change in interest rates on our $270 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.7 million.  The weighted average interest rate on our floating debt as of June 30, 2004 was 4.78%.

Through InSight, we also have outstanding $250 million in senior subordinated notes which mature in November 2011 and bear interest at 9.875%, payable semi-annually.  The fair value of our senior subordinated notes as of June 30, 2004 was approximately $270 million.

These amounts are determined by considering the impact of hypothetical interest rates on our borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in that environment. Further, in the event of a change of this magnitude, we would consider taking actions to further mitigate our exposure to any such change. Due to the uncertainty of the specific actions that would be taken and their possible effects, however, this sensitivity analysis assumes no changes in our capital structure.

Inflation Risk

We do not believe that inflation has had a material adverse impact on our business or operating results during the periods presented. We cannot assure you, however, that our business will not be affected by inflation in the future.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

for the Years Ended June 30, 2004, 2003 and 2002 and the Period from July 1, 2001 to October 17, 2001

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying consolidated balance sheets as of June 30, 2004 and 2003 and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries (the “Company”) at June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the accompanying consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows for InSight Health Services Corp. (Predecessor) for the period from July 1, 2001 through October 17, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California

September 23, 2004

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND 2003

(Amounts in thousands, except share data)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,412	$19,554
Trade accounts receivables, net	55,010	46,096
Other current assets	6,207	10,149
Total current assets	91,629	75,799

PROPERTY AND EQUIPMENT, net	242,336	219,121
INVESTMENTS IN PARTNERSHIPS	2,901	2,734
OTHER ASSETS	19,302	19,371
OTHER INTANGIBLE ASSETS, net	38,518	36,470
GOODWILL	280,945	223,822
	$675,631	$577,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,716	$2,009
Current portion of capital lease obligations	5,060	5,696
Accounts payable and other accrued expenses	35,737	35,514
Total current liabilities	43,513	43,219

LONG-TERM LIABILITIES:
Notes payable, less current portion	518,245	420,239
Capital lease obligations, less current portion	13,802	18,175
Other long-term liabilities	5,130	4,070
Total long-term liabilities	537,177	442,484

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at June 30, 2004 and 2003	5	5
Additional paid-in capital	87,081	87,081
Retained earnings	7,855	4,931
Accumulated other comprehensive loss	—	(403)
Total stockholders’ equity	94,941	91,614
	$675,631	$577,317

The accompanying notes are an integral part of these consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002 AND THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001

(Amounts in thousands)

				Predecessor
				Period from July 1 to October 17,
	Company
	Years Ended June 30,
	2004	2003	2002	2001
REVENUES:
Contract services	$129,193	$111,921	$75,377	$29,802
Patient services	161,691	125,831	80,030	33,876
Total revenues	290,884	237,752	155,407	63,678

COSTS OF OPERATIONS:
Costs of services	168,700	125,685	80,868	32,197
Provision for doubtful accounts	4,998	4,154	2,785	1,110
Equipment leases	990	860	5,469	2,557
Depreciation and amortization	58,733	49,345	26,462	9,823
Total costs of operations	233,421	180,044	115,584	45,687

Gross profit	57,463	57,708	39,823	17,991

CORPORATE OPERATING EXPENSES	(16,217)	(13,750)	(7,705)	(3,184)

ACQUISITION RELATED COMPENSATION CHARGE	—	—	—	(15,616)

GAIN ON SALE OF CENTER	2,129	—	—	—

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,181	1,744	437	382

INTEREST EXPENSE, net	(40,682)	(37,514)	(32,546)	(6,321)

Income (loss) before income taxes	4,874	8,188	9	(6,748)

PROVISION (BENEFIT) FOR INCOME TAXES	1,950	3,266	—	(2,100)

Net income (loss)	$2,924	$4,922	$9	$(4,648)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(Amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
Company	Shares	Amount	Capital	Gain (Loss)	Earnings	Total
BALANCE AT JUNE 30, 2001	—	$—	$—	$—	$—	$—

Sale of common stock, net of equity issuance costs	5,461,402	5	85,758	—	—	85,763

Issuance of common stock	7,362	—	133	—	—	133

Issuance of stock options	—	—	1,695	—	—	1,695

Net income	—	—	—	—	9	9

Other comprehensive loss:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(224)	—	(224)
Comprehensive loss						(215)
BALANCE AT JUNE 30, 2002	5,468,764	5	87,586	(224)	9	87,376

Stock options exercised	50	—	1	—	—	1

Repurchase of stock options	—	—	(506)	—	—	(506)

Net income	—	—	—	—	4,922	4,922

Other comprehensive loss:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(179)	—	(179)
Comprehensive income						4,743
BALANCE AT JUNE 30, 2003	5,468,814	5	87,081	(403)	4,931	91,614

Net income	—	—	—	—	2,924	2,924

Other comprehensive gain:
Unrealized gain attributable to change in fair value of derivative	—	—	—	403	—	403
Comprehensive income						3,327
BALANCE AT JUNE 30, 2004	5,468,814	$5	$87,081	$—	$7,855	$94,941

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR  THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001

(Amounts in thousands, except share data)

										Accumulated
	Preferred Stock								Additional	Other	Retained
	Series B		Series C		Series D		Common Stock		Paid-In	Comprehensive	Earnings
Predecessor	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Total

BALANCE AT JUNE 30, 2001	25,000	$23,923	27,953	$13,173	—	$—	3,011,656	$3	$23,926	$—	$4,446	$65,471

Stock options and warrants exercised	—	—	—	—	—	—	13,911	—	145	—	—	145

Conversion of Series B and Series C to Series D Preferred Stock	(25,000)	(23,923)	(27,953)	(13,173)	632,266	37,096	—	—	—	—	—	—

Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	(632,266)	(37,096)	6,323,660	6	37,090	—	—	—

Acquisition related compensation charge	—	—	—	—	—	—	—		15,616	—	—	15,616

Other comprehensive loss	—	—	—	—	—	—	—	—	—	(682)	—	(682)

Net loss	—	—	—	—	—	—	—	—	—	—	(4,648)	(4,648)
BALANCE AT OCTOBER 17, 2001	—	$—	—	$—	—	$—	9,349,227	$9	$76,777	$(682)	$(202)	$75,902

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002 AND THE PERIOD FROM JULY 1 TO OCTOBER 17, 2001

(Amounts in thousands)

				Predecessor
				Period from
	Company			July 1 to
	Years Ended June 30,			October 17,
	2004	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$2,924	$4,922	$9	$(4,648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of debt issuance costs	—	—	7,378	—
Gain on sale of center	(2,129)	—	—	—
Depreciation and amortization	58,733	49,345	26,462	9,823
Acquisition related compensation charge	—	—	—	15,616
Cash provided by (used in) changes in operating assets and liabilites:
Trade accounts receivables, net	(8,455)	(2,237)	1,874	(2,378)
Other current assets	3,084	4,907	590	(3,616)
Accounts payable and other accrued expenses	5,963	4,819	3,288	23
Net cash provided by operating activities	60,120	61,756	39,601	14,820

INVESTING ACTIVITIES:
Purchase of InSight common stock	—	—	(187,722)	—
Cash acquired in the Acquisition	—	—	8,429	—
Acquisition of fixed-site centers and mobile facilities	(101,334)	(46,292)	—	—
Proceeds from sale of center	5,413	—	—	—
Additions to property and equipment	(46,734)	(56,967)	(43,655)	(20,852)
Other	405	554	1,385	(740)
Net cash used in investing activities	(142,250)	(102,705)	(221,563)	(21,592)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	—	1	—	145
Purchase of stock options	—	(506)	—	—
Proceeds from sale of common stock, net of equity issuance costs	—	—	85,763	—
Issuance of common stock	—	—	133	—
Payment of deferred loan fees	—	—	(29,499)	—
Principal payments of notes payable and capital lease obligations	(8,209)	(7,500)	(416,510)	(8,579)
Proceeds from issuance of debt	101,125	50,000	575,000	—
Payments made in connection with refinancing notes payable	—	—	(15,109)	—
Other	72	725	(33)	381
Net cash provided by (used in) financing activities	92,988	42,720	199,745	(8,053)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	10,858	1,771	17,783	(14,825)
Cash, beginning of period	19,554	17,783	—	23,254
Cash, end of period	$30,412	$19,554	$17,783	$8,429

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$38,939	$36,286	$20,173	$6,799
Income taxes paid (refund received)	377	(224)	4	943
Equipment additions under capital leases	—	25,455	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

1.  ORGANIZATION

The terms “Company”, “us”, “we” and “our” as used in these financial statements refer to InSight Health Services Holdings Corp.  We were incorporated in June 2001 to acquire InSight Health Services Corp, which is referred to as “InSight” in these financial statements.  On October 17, 2001, we acquired InSight and InSight became our wholly owned subsidiary.  We refer to our acquisition of InSight as the “Acquisition” in these financial statements. Our consolidated operations after the Acquisition are substantially consistent with the operations of InSight prior to the Acquisition.  In addition, we have no operations other than our investment in InSight.  As such, prior to October 17, 2001, InSight is considered our predecessor in accordance with Regulation S-X.

In connection with the Acquisition each of InSight’s stockholders received $18.00 in cash for each share of common stock they owned prior to the Acquisition.  Holders of options and warrants, which prior to the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the options and warrants, and the options and warrants were terminated.  This resulted in a charge of approximately $15.6 million, which is reflected in the accompanying consolidated statements of operations of InSight.  In addition, certain members of senior management rolled a portion of their InSight common stock options into stock options of for our common stock.  InSight’s stockholders, option holders and warrant holders received aggregate cash consideration of approximately $187.7 million as a result of the Acquisition.

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

•                  A $200 million senior subordinated bridge financing; and

•                  The investment by us, before equity issuance costs, of approximately $98.1 million; management options and common stock rollover with a total net value of approximately $1.9 million.

2.  BASIS OF PREPARATION

The accompanying consolidated balance sheets as of June 30, 2004 and 2003, the consolidated statements of operations, and the consolidated statements of cash flows for the years ended June 30, 2004, 2003 and 2002, reflect our consolidated financial position, results of operations and cash flows and also include the consolidated statements of operations and cash flows of InSight from the date of the Acquisition and include all material adjustments required under purchase accounting.  InSight is considered our predecessor in accordance with Regulation S-X.  As such, the historical financial statements of InSight prior to the Acquisition are included in the accompanying consolidated financial statements, including the consolidated statements of operations and the consolidated statements of cash flows for the period from July 1, 2001 to October 17, 2001 (collectively Predecessor financial statements).  We have not adjusted the Predecessor financial statements to reflect the Acquisition.  As such, our consolidated financial statements after the Acquisition are not directly comparable to the Predecessor financial statements prior to the Acquisition.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   NATURE OF BUSINESS

Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in 37 states throughout the United States.  We have two reportable segments:  the mobile division and fixed division.  Our services are provided through a network of 91 mobile magnetic resonance imaging, or MRI, facilities, 19 mobile positron emission tomography, or PET, facilities, four mobile lithotripsy facilities, three mobile computed tomography, or CT, facilities, one mobile catheterization lab (collectively, mobile facilities), 74 fixed-site MRI facilities, 40 multi-modality fixed-site centers, two PET fixed-site centers, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center (collectively, fixed-site centers).  We have a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

b.   CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries.  Our investment interests in partnerships or limited liability companies, or Partnerships, are accounted for under the equity method of accounting when our ownership is 50 percent or less.  Our investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when we exercise significant control over the operations and are primarily responsible for the associated long-term debt (Note 15).

Significant intercompany balances have been eliminated in consolidation.

c.   USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.   REVENUE RECOGNITION

Revenues from contract services and from patient services are recognized when services are provided.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

e.   CASH EQUIVALENTS

Cash equivalents are generally composed of liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper.

f.    LONG-LIVED ASSETS

Property and Equipment.  Property and equipment are depreciated and amortized on the straight-line method using the following estimated useful lives:

Vehicles	3 to 8 years
Buildings	7 to 20 years
Leasehold improvements	Lesser of the useful life or term of lease
Computer and office equipment	3 to 5 years
Diagnostic and related equipment	5 to 8 years
Equipment and vehicles under capital leases	Lesser of the useful life or term of lease

We capitalize expenditures for improvements and major equipment upgrades.  Maintenance, repairs and minor replacements are charged to operations as incurred. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations.

Long-lived Asset Impairment.  We review long-lived assets, including identified intangible assets, for impairment when events or changes in business conditions indicate that their full carrying value may not be recovered.  We consider assets to be impaired and write them down to fair value if expected associated undiscounted cash flows are less than the carrying amounts.  Fair value is determined based on the present value of the expected associated cash flows.

g.              DEFERRED FINANCING COSTS

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from seven to ten years.  Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations.  Total costs deferred and included in other assets in the accompanying consolidated balance sheets at June 30, 2004 and 2003 were approximately $19.0 million and $19.0 million, respectively.

h.   STOCK-BASED COMPENSATION

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation”, we account for the options and warrants issued to employees in accordance with APB Opinion No. 25.  SFAS 123 requires that we present pro-forma disclosures of net income as if we had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.  Our net income or that of our Predecessor would have reflected the following pro-forma amounts (amounts in thousands):

					Predecessor
					Period from
		Company			July 1 to
		Years Ended June 30,			October 17,
		2004	2003	2002	2001
Net income (loss):	As reported	$2,924	$4,922	$9	$(4,648)
	Expense	(377)	(652)	(1,088)	—
	Pro-forma	2,547	4,270	(1,079)	(4,648)

The fair value of each option grant and warrant issued is estimated on the date of grant or issuance using the Black-Scholes pricing model with the following assumptions used for the grants and issuances in the years ended  June 30, 2004, 2003 and 2002, respectively:

	Years Ended June 30,
Assumptions	2004	2003	2002
Risk-free interest rate	3.58-4.18%	4.07-4.58%	4.60%
Volatility	0.00%	0.00%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%
Estimated contractual life	10.00 years	10.00 years	9.30 years

i.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price we paid over the fair value of the tangible and intangible assets and liabilities of InSight at October 17, 2001, the date of the Acquisition and the acquisitions completed in 2003 and 2004 (Note 4).  In accordance with Statement of Financial Accounting Standards (“SFAS”) 142, “Goodwill and Other Intangible Assets”, the goodwill and indefinite-lived intangibles balances are not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test.  Net other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from three to thirty years.

A reconciliation of goodwill for the year ended June 30, 2004 is as follows (amounts in thousands):

	Mobile	Fixed-Site	Consolidated
Goodwill, June 30, 2003	$79,079	$144,743	$223,822
Acquired in acquisitions	29,135	33,151	62,286
Adjustments to goodwill	(2,150)	(3,013)	(5,163)
Goodwill, June 30, 2004	$106,064	$174,881	$280,945

We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each year.  As part of the evaluation, we compare the carrying value of each intangible asset with its fair value to determine whether there has been impairment.  We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  Adjustments to goodwill result from the reduction of valuation allowance related to utilization of tax attributes acquired in the Acquisition.  As of June 30, 2004, we do not believe any impairment of goodwill or other intangible assets has occurred.

j.     INCOME TAXES

We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

k.   COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income. Our only component of comprehensive income other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income are reported in the equity portion of the accompanying consolidated balance sheets as accumulated other comprehensive income (loss).

l.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is estimated using available market information and other valuation methodologies. The fair value of our financial instruments is estimated to approximate the related book value, unless otherwise indicated.

m.   NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” (FIN 46) which is an interpretation of Accounting Research Bulletin No. 51, and “Consolidated Financial Statements. “  FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE.  In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN-46-R) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R for the company’s consolidated financial statements are as follows:

(1)          Special purpose entities (SPEs) created prior to February 1, 2003:  We must apply the provisions of FIN 46.  We have completed our assessment and determined that we have no SPEs.

(2)          Non-SPEs created prior to February 1, 2003:  We did not enter into any significant joint venture or partnership agreements prior to February 1, 2003 which are not included in the consolidated financial statements for the years ended June 30, 2004 and 2003.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  We are required to apply the provisions of FIN 46.  We did not enter into any SPE, joint venture or partnership agreements subsequent to January 31, 2003 that would have a material impact on the consolidated financial statements for the years ended June 30, 2004 and 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003.  SFAS 149 amends instruments embedded in other contracts and for hedging activities.  SFAS 149 amends SFAS 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative.  We adopted SFAS 149 on July 1, 2003, which did not have a material impact on our financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 establishes standards for how a company clarifies and measures certain financial instruments with characteristics of both liabilities and equity.  It required a company to classify such instruments as liabilities, whereas they previously may have been classified as equity.  SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003.  We adopted SFAS 150 on July 1, 2003, which did not have a material impact on our financial condition and results of operations.

4.             ACQUISITIONS

We accounted for the Acquisition as a purchase.  Our purchase accounting adjustments have been recorded in the accompanying consolidated financial statements as of and for any periods subsequent to October 17, 2001.  The excess purchase price we paid over our estimate of the fair market value of the tangible and other intangible assets and liabilities of InSight as of the date of the Acquisition was approximately $234.2 million and is reflected as goodwill and other intangible assets, net in the accompanying consolidated balance sheets as of June 30, 2004 and 2003.  In accordance with SFAS 141, the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  A summary of the assets acquired and liabilities assumed in the Acquisition follows (amounts in thousands):

Cash purchase price	$187,722
Estimated fair values
Assets acquired:
Tangible	357,877
Other Intangible Assets	37,870
Liabilities assumed	(385,770)
Goodwill	$197,699

In April 2003, we acquired thirteen (13) fixed-site centers located in Southern California.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $46.5 million, which included approximately $39.3 million paid to the seller and approximately $7.2 million for the payment of debt and transaction costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of acquisition was approximately $25.4 million and is reflected as goodwill in the accompanying consolidated balance sheets as of June 30, 2004 and 2003.

In August 2003, we acquired twenty-two (22) mobile facilities operating primarily in the Mid-Atlantic states.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $29.1 million and is reflected as goodwill in the accompanying consolidated balance sheet as of June 30, 2004.

In April 2004, we acquired twenty-one (21) fixed-site centers located in California, Arizona, Kansas, Texas, Pennsylvania and Virginia.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, real property, customer contracts and other agreements.  The aggregate purchase price was approximately $48.6 million, which included approximately $35.9 million paid to the seller, approximately $10.6 million for the payment of debt and approximately $2.1 million of transactions costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $30.2 million and is reflected as goodwill in the accompanying consolidated balance sheet as of June 30, 2004.

In accordance with SFAS 141, the intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill for all acquisitions.  The purchase price allocations of the April 2003 and August 2003 acquisitions are based upon evaluations and other studies of the fair value of the net assets acquired.  The purchase price allocation of the April 2004 acquisition is based upon a preliminary evaluation and other studies of the fair value of the net assets acquired.  The financial information related to our August 2003 mobile facilities acquisition was audited and restated by a registered public accounting firm and is included in a Current Report on Form 8-K/A that we filed on July 2, 2004.  Goodwill will not be amortized but is subject to an ongoing assessment for impairment.  Goodwill resulting from the April 2003, August 2003, and April 2004 acquisitions is considered deductible for income tax purposes.  A summary of the assets acquired and liabilities assumed follows (amounts in thousands):

	April 2004 Acquisition	August 2003 Acquisition	April 2003 Acquisition
Cash purchase price	$48,626	$49,872	$46,488
Estimated fair values
Assets acquired:
Tangible	15,228	18,337	17,977
Other Intangible Assets	3,200	2,400	3,200
Liabilities assumed	—	—	(82)
Goodwill	$30,198	$29,135	$25,393

Our unaudited pro-forma combined results of operations, assuming our three acquisitions had occurred as of July 1, 2002, are presented below.  The pro-forma combined results of operations for the years ended June 30, 2004 and 2003, include adjustments to interest expense (approximately $1.8 million and $1.6 million, respectively), amortization of identified intangible assets (approximately $0.1 million and $0.1 million, respectively) and the consolidation of fixed-site centers ($1.1 million for the year ended June 30, 2003).  These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Years Ended June 30,
	2004	2003

Revenues	$333,864	$332,796
Costs of operations	257,665	240,385
Gross profit	76,199	92,411
Corporate operating expenses	(32,436)	(37,019)
Gain on sale of center	2,129	—
Equity in earnings of unconsolidated partnerships	2,181	1,744
Impairment and restructuring charges	(1,142)	(7,143)
Interest expense, net	(43,429)	(45,782)
Income before income taxes	3,502	4,211
Provision for income taxes	1,400	1,684
Net income	$2,102	$2,527

5.             TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

	June 30,
	2004	2003
Trade accounts receivables	$115,645	$93,914
Less: Allowances for contractual adjustments	37,209	28,369
Allowances for professional fees	15,329	11,545
Allowances for doubtful accounts	8,097	7,904
Trade accounts receivables, net	$55,010	$46,096

The allowances for doubtful accounts and contractual adjustments includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience.  The amounts we will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowances for doubtful accounts and contractual adjustments in the accompanying consolidated financial statements at June 30, 2004.

We reserve a contractually agreed upon percentage at several of our fixed-site centers, averaging 20 percent of the accounts receivables balance from patients and third-party payors for payments to radiologists representing professional fees for interpreting the results of the diagnostic imaging procedures.  Payments to radiologists are only due when amounts are received.  At that time, the balance is transferred from the allowance account to a professional fees payable account.

6.             OTHER CURRENT ASSETS

Other current assets are comprised of the following (amounts in thousands):

	June 30,
	2004	2003
Prepaid expenses	$5,249	$7,694
Amounts due from our unconsolidated partnerships	958	2,455
	$6,207	$10,149

7.             PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	June 30,
	2004	2003
Vehicles	$4,570	$3,605
Land, building and leasehold improvements	27,201	23,133
Computer and office equipment	44,373	21,967
Diagnostic and related equipment	207,856	158,972
Equipment and vehicles under capital leases	77,460	79,426
	361,460	287,103
Less: Accumulated depreciation and amortization	119,124	67,982
Property and equipment, net	$242,336	$219,121

8.             OTHER INTANGIBLE ASSETS

The following reconciliation of other intangible assets is as follows (amounts in thousands):

	June 30, 2004		June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Amortized intangible assets:
Managed care contracts	$24,410	$1,798	$21,210	$874
Wholesale contracts	13,580	6,354	11,180	3,726
	37,990	8,152	32,390	4,600

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$46,670	$8,152	$41,070	$4,600

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5-7 years

Amortization of intangible assets was approximately $3.6 million, $3.0 million, $1.6 million and $0.1 million, for the years ended June 30, 2004, 2003 and 2002 and the period from July 1, 2001 to October 17, 2001.

Estimated amortization expense for the years ending June 30, are as follows (amounts in thousands):

2005	$3,686
2006	3,686
2007	2,196
2008	1,451
2009	1,095

9.             ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	June 30,
	2004	2003
Accounts payable	$2,968	$3,090
Accrued equipment related costs	8,144	6,807
Accrued payroll and related costs	8,905	8,047
Accrued interest expense	4,266	4,719
Accrued professional fees	2,539	1,753
Accrued income taxes	468	4,311
Other accrued expenses	8,447	6,787
	$35,737	$35,514

10.          NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	June 30,
	2004	2003

Notes payable to bank (Credit Facility), bearing interest at LIBOR plus 3.5% (4.78% at June 30, 2004), principal and interest payable quarterly, maturing in October 2008. The notes are collateralized by substantially all of our assets.	$270,047	$197,248

Unsecured senior subordinated notes payable, bearing interest at 9.875%, interest payable semi-annually, principal due in November 2011. At June 30, 2004, the fair value of the notes was approximately $270 million.	250,000	225,000

Other notes payable	914	—

Total notes payable	520,961	422,248
Less: Current portion	2,716	2,009
Long-term notes payable	$518,245	$420,239

Through InSight, we have a credit facility, or Credit Facility, with Bank of America, N.A. and a syndication of other lenders consisting of (1) a $220 million term loan, (2) an additional $50 million term loan, and (3) a $50 million revolving credit facility.  As of June 30, 2004, there were no borrowings under the revolving credit facility.  Borrowings under the Credit Facility bear interest at LIBOR plus 3.5% to 3.75%.  We are required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts.  We expect to use the revolving credit facility to fund our future working capital needs.

Through InSight, we also have outstanding $225 million in unsecured senior subordinated notes, or Notes.  Additionally, in March 2004, we issued $25 million in a private placement of unsecured senior subordinated notes, or New Notes.  The Notes and New Notes mature in November 2011 and bear interest at 9.875% payable semi-annually.  The Notes and New Notes are redeemable at our option, in whole or in part, on or after November 2006.  At any time prior to November 1, 2004, we may redeem up to 35% of the Notes and New Notes at a redemption price of 109.875% of the principal amount if we are involved in an initial public offering of our capital stock.  The New Notes have terms identical to the Notes, but have not yet been registered with the SEC.

Scheduled maturities of equipment and other notes payable at June 30, 2004, are as follows (amounts in thousands):

2005	$2,716
2006	2,992
2007	3,002
2008	196,923
2009	65,328
Thereafter	250,000
$520,961

The credit agreement related to the Credit Facility and the indenture related to the Notes and the New Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of June 30, 2004, we were in compliance with these convenants.

During 1998, InSight entered into an interest rate swap agreement with a bank to hedge against the effects of increases in the interest rates associated with floating rate debt on its bank financing.  The initial and June 30, 2004 notional amount of the swap agreement was $40.0 million and $10.0 million, respectively.  The swap agreement expires in September 2004 (Note 16).

11.          LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We lease diagnostic equipment, certain other equipment and our office, imaging and treatment facilities under various capital and operating leases.  Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2004 are as follows (amounts in thousands):

	Capital	Operating
2005	$6,399	$8,566
2006	6,340	7,882
2007	5,703	7,544
2008	2,929	5,883
2009	301	3,990
Thereafter	25	10,038
Total minimum lease payments	21,697	$43,903
Less: Amounts representing interest	2,835
Present value of capital lease obligations	18,862
Less: Current portion	5,060
Long-term capital lease obligations	$13,802

Accumulated depreciation on assets under capital lease was $8.4 million and $4.7 million at June 30, 2004 and 2003, respectively.

Rental expense for diagnostic equipment and other equipment for the years ended June 30, 2004, 2003 and 2002 and the period from July 1, 2001 to October 17, 2001 was $1.0 million, $0.9 million, $5.5 million and $2.6 million, respectively.

We occupy facilities under lease agreements expiring through October 2017.  Some of these lease agreements may include provisions for an increase in lease payments based on the Consumer Price Index or scheduled increases based on a guaranteed minimum percentage or dollar amount.  Rental expense for these facilities for the years ended June 30, 2004, 2003 and 2002 and the period from July 1, 2001 to October 17, 2001 was $7.9 million, $6.5 million, $3.9 million and $1.5 million, respectively.

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business, including claims for malpractice, and have insurance policies covering such potential insurable losses where such coverage is cost-effective.  Management believes that the outcome of any such lawsuits will not have a material adverse impact on our business, financial condition and results of operations.

12.          CAPITAL STOCK

WARRANTS:       We do not have a formal warrant plan.  All warrants, which had been granted by InSight in connection with previous financing transactions, had been issued with an exercise price of at least the fair market value of its common stock on the issuance date.   All holders of warrants, which at the time of the Acquisition were exercisable for InSight common stock, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the warrants, and the warrants were terminated.  A summary of the status of the InSight warrants at October 17, 2001 follows:

	Shares	Weighted Average Exercise Price
Predecessor
Outstanding, June 30, 2001	642,183	$9.17
Exercised	(7,183)	5.64
Cancelled at the Acquisition	(635,000)	9.21
Outstanding, October 17, 2001	—	$—

STOCK OPTIONS:               We reserved 626,000 shares for the granting of nonstatutory stock options to key employees.  Options are issued with an exercise price of at least the fair market value, as determined by the board of directors, of our common stock on the grant date.  A portion of the options vest cumulatively over various periods up to eight years from the grant date, and a portion are performance based and vest cumulatively upon the achievement of certain performance targets.  The options are exercisable in whole or in installments, and expire ten years from the grant date.

We have one stock option plan, which provided for the granting of nonstatutory stock options to four key employees, all of which are fully vested.  Holders of options for 175,990 shares of InSight common stock rolled over their options and received options for our common stock with the same terms under our stock option plan.  In 2003, we purchased vested stock options covering 56,000 shares of our common stock at a price equal to the difference between $19.07 and the exercise price per share.

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

As of June 30, 2004, the Company had 142,950 shares available for issuance.  A summary of the status of our and InSight’s stock option plans at June 30, 2004, 2003 and 2002 and changes during the periods is presented below:

	Shares	Weighted Average Exercise Price
Predecessor
Outstanding, June 30, 2001	1,555,698	$7.88
Granted	5,000	16.51
Exercised	(6,728)	15.64
Cancelled at the Acquisition	(1,377,980)	7.81
Rolled over to Company options	(175,990)	8.37
Outstanding, October 17, 2001	—	$—

Company
Outstanding, June 30, 2001	—	$—
Granted	777,990	15.82
Forfeited	(5,000)	18.00
Outstanding, June 30, 2002	772,990	15.81
Granted	25,500	19.01
Exercised	(50)	18.00
Repurchased	(56,000)	8.97
Forfeited	(109,625)	18.00
Outstanding, June 30, 2003	632,815	16.16
Granted	30,000	19.07
Forfeited	(59,825)	18.27
Outstanding, June 30, 2004	602,990	$16.10

Exercisable at:
June 30, 2002	175,990	$8.37
June 30, 2003	148,465	$9.99
June 30, 2004	168,790	$10.96

Of the 602,990 options outstanding at June 30, 2004, the characteristics are as follows:

Exercise Price Range	Weighted Average Exercise Price	Options Exercisable	Total Options Outstanding	Remaining Contractual Life

$8.37	$8.37	123,490	123,490	7.33 years
18.00 - 19.07	18.09	45,300	479,500	7.68 years
		168,790	602,990

13.          INCOME TAXES

We follow SFAS No. 109, “Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred income taxes are recognized for the tax consequences in future years of the difference between the tax bases of assets and liabilities and their financial reporting amounts at each year-end, based on the enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  The provision for income taxes for the years ended June 30, 2004, 2003 and 2002, and the period from July 1, 2001 to October 17, 2001 represents the tax payable for the period and the change during the period in deferred tax assets and liabilities:

				Predecessor
				Period from July 1 to October 17,
	Company
	Years Ended June 30,
	2004	2003	2002	2001
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	4.0	4.0	6.0	6.0
Permanent items, including goodwill and non-deductible merger costs	2.0	1.0	1.0	115.0
Changes in valuation allowance	—	1.0	(1.0)	(186.0)
Net effective tax rate	40.0%	40.0%	40.0%	(31.0)%

The provision (benefit) for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.  The provision (benefit) for income taxes for the years ended June 30, 2004, 2003, 2002 and the period from July 1, 2001 to October 17, 2001.

				Predecessor
				Period from July 1 to October 17, 2001
	Company
	Years Ended June 30,
	2004	2003	2002
Current provision:
Federal	$1,640	$2,491	$—	$(2,100)
State	310	775	—	—
	1,950	3,266	—	(2,100)
Deferred taxes arising from temporary differences:
State income taxes	(90)	(176)	—	—
Accrued expenses (not currently deductible)	(46)	163	(138)	(116)
Reserves	4,660	1,127	(313)	(535)
Depreciation and amortization	10,956	7,718	3,168	2,474
Creation/utilization of net operating losses	(6,690)	(9,491)	(2,761)	(14,145)
Section 481 adjustment	1,161	(2,343)	—	—
Changes in valuation allowance reducing goodwill	(9,328)	—	—	(10)
Changes in valuation allowance	—	1,728	50	12,336
Non-goodwill intangible amortization	(1,263)	1,200	—	—
Alternative minimum tax credit carryforwards	—	—	—	—
Other	640	74	(6)	(4)
	—	—	—	—
Total provision (benefit) for income taxes	$1,950	$3,266	$—	$(2,100)

The components of our net deferred tax asset (including current and non-current portions) as of June 30, 2004 and 2003, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):

	June 30,
	2004	2003
Reserves	$816	$5,477
Accrued expenses (not currently deductible)	1,351	1,307
Depreciation and amortization	(35,564)	(24,608)
NOL carryforwards	42,841	36,152
Valuation allowance	(1,736)	(11,067)
Non-goodwill intangible amortization	(8,573)	(9,836)
State taxes	266	176
Section 481 adjustment	1,161	2,322
Other	(562)	77
	$—	$—

As of June 30, 2004, we had NOL carryforwards of approximately $136.4 million, expiring on various dates through 2019.  The NOLs and related deferred tax components have been reduced to reflect limitations from prior changes in ownership.  A valuation allowance is provided against the net deferred tax asset when it is more likely than not that the net deferred tax asset will not be realized.  We established approximately $8.2 million of valuation allowance in the purchase accounting in connection with the Acquisition.  As a result, as the underlying tax attributes are utilized, the reduction in valuation allowance will be recorded as a reduction of goodwill.

14.                               RETIREMENT SAVINGS PLANS

InSight has a 401(k) profit sharing plan (Plan), which is available to all eligible employees, pursuant to which InSight may match a percentage of employee contributions to the Plan.  InSight contributions of approximately $1.0 million,

$0.8 million, $0.4 million, and $0.2 million were made for the years ended June 30, 2004, 2003 and 2002 and the period from July 1, 2001 to October 17, 2001.

15.                               INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

We have direct ownership in four Partnerships at June 30, 2004, three of which operate fixed-site centers and one of which operates a mobile PET facility.  We own between 25 percent and 50 percent of these Partnerships, serve as the managing general partner and provide certain management services under agreements expiring in 2010.  These Partnerships are accounted for under the equity method since we do not exercise control over the operations of these Partnerships and do not have primary responsibility for the Partnerships’ long-term debt.

Set forth below is certain financial data of these Partnerships (amounts in thousands):

	June 30,
	2004	2003
Combined Financial Position:
Current assets:
Cash	$3,144	$4,028
Trade accounts receivables, net	2,606	2,294
Other	460	457
Property and equipment, net	4,116	6,807
Intangible assets, net	557	783
Total assets	10,883	14,369
Current liabilities	(2,465)	(3,497)
Due to the Company	(805)	(2,397)
Long-term liabilities	(1,117)	(2,324)
Net assets	$6,496	$6,151

Set forth below are the combined operating results of the Partnerships and our equity in earnings of the Partnerships (amounts in thousands):

				Predecessor
				Period from July 1 to October 17, 2001
	Company
	Years Ended June 30,
	2004	2003	2002
Operating Results:
Revenues	$19,455	$19,291	$10,604	$6,073
Expenses	14,314	15,646	10,382	4,987
Net income	$5,141	$3,645	$222	$1,086

Equity in earnings of unconsolidated partnerships	$2,181	$1,744	$437	$382

We have direct ownership in 50 percent of an additional Partnership, which operates a fixed-site center.  Since we control the operations and are primarily responsible for the associated long-term debt, the Partnership has been included in our consolidated financial statements.  Total assets and revenues as of and for the year ended June 30, 2004 for our 50 percent controlled entity which is consolidated were approximately $3.0 million and $7.4 million, respectively.

16.                               HEDGING ACTIVITIES

We account for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137 and SFAS No. 138 (collectively SFAS 133).  SFAS 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value.  Under SFAS 133 an entity may designate a derivative as a hedge of exposure to either changes in:  (i) the fair value of a recognized asset or liability or firm commitment; (ii) cash flows of a recognized or forecasted transaction; or (iii) foreign currencies of a net investment in foreign operations, firm commitments, available-for-sale securities or a forecasted transaction.  Additionally, any ineffective portion of the hedging transaction is recorded currently in net income with the remainder deferred in accumulated other comprehensive income (loss).

We have established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.  InSight had entered into an interest rate swap to pay a fixed rate of interest to a counterparty and received a floating rate of interest and had designated the interest rate swap as a cash flow hedge of its floating rate debt.  Such swaps have the effect of converting variable rate borrowings into fixed rate borrowings.

Subsequent to the Acquisition, we re-designated the acquired swap as a cash flow hedge and established a new hedging relationship with the Credit Facility.  At June 30, 2004, the notional amount of this swap was $10.0 million.  The fair value of the swap at the time of the Acquisition was approximately $1.8 million and represents hedge ineffectiveness that will be recognized in net income over the remaining life of the swap.  Approximately $0.4 million of hedge ineffectiveness was recognized as a reduction to interest expense for the year ended June 30, 2004.  The swap agreement expires in September 2004.

17.                               RELATED PARTY TRANSACTIONS

Upon the completion of the Acquisition, we entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  Under the agreement, InSight paid J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. a transaction fee of $4,500,000 and $1,125,000 respectively, for services rendered in connection with the Acquisition, which was recorded as a reduction of additional paid-in capital during the year ended June 30, 2002.  Additionally, J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. will provide business, management and financial advisory services to InSight and the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.

18.                               SEGMENT INFORMATION

We have two reportable segments:  the mobile division and fixed division, which are business units defined primarily by the type of service provided.  The mobile division operates primarily mobile facilities while the fixed division operates primarily fixed-site centers, although each division generates both contract services and patient services revenues.  We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments.  We also do not allocate income taxes to the two segments.  We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands):

Company

Year ended June 30, 2004:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$112,219	$16,974	$—	$129,193
Patient services revenues	1,902	159,789	—	161,691
Total revenues	114,121	176,763	—	290,884
Depreciation and amortization	29,340	21,157	8,236	58,733
Total costs of operations	87,128	128,814	17,479	233,421
Corporate operating expenses	—	—	(16,217)	(16,217)
Gain on sale of center	—	2,129	—	2,129
Equity in earnings of unconsolidated partnerships	—	2,181	—	2,181
Interest expense, net	(11,562)	(6,841)	(22,279)	(40,682)
Income (loss) before income taxes	15,431	45,418	(55,975)	4,874

Additions to property and equipment	20,577	21,707	4,450	46,734

Year ended June 30, 2003:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$95,912	$16,009	$—	$111,921
Patient services revenues	2,024	123,807	—	125,831
Total revenues	97,936	139,816	—	237,752
Depreciation and amortization	24,322	17,408	7,615	49,345
Total costs of operations	66,823	99,795	13,426	180,044
Corporate operating expenses	—	—	(13,750)	(13,750)
Equity in earnings of unconsolidated partnerships	84	1,660	—	1,744
Interest expense, net	(11,190)	(8,259)	(18,065)	(37,514)
Income (loss) before income taxes	20,007	33,422	(45,241)	8,188

Additions to property and equipment	29,598	22,581	4,788	56,967

Year ended June 30, 2002:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$64,166	$11,211	$—	$75,377
Patient services revenues	1,464	78,566	—	80,030
Total revenues	65,630	89,777	—	155,407
Depreciation and amortization	11,388	11,096	3,978	26,462
Total costs of operations	45,683	64,316	5,585	115,584
Corporate operating expenses	—	—	(7,705)	(7,705)
Equity in earnings (loss) of unconsolidated partnerships	(109)	546	—	437
Interest expense, net	(5,964)	(6,361)	(20,221)	(32,546)
Income (loss) before income taxes	13,874	19,646	(33,511)	9

Additions to property and equipment	21,270	19,130	3,255	43,655

Predecessor

Period from July 1, 2001 through October 17, 2001:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$25,595	$4,207	$—	$29,802
Patient services revenues	738	33,138	—	33,876
Total revenues	26,333	37,345	—	63,678
Depreciation and amortization	4,621	4,187	1,015	9,823
Total costs of operations	17,828	25,600	2,259	45,687
Corporate operating expenses	—	—	(3,184)	(3,184)
Acquisition related compensation charge	—	—	(15,616)	(15,616)
Equity in earnings of unconsolidated partnerships	41	341	—	382
Interest expense, net	(2,543)	(2,538)	(1,240)	(6,321)
Income (loss) before income taxes	6,003	9,548	(22,299)	(6,748)

Additions to property and equipment	10,160	9,137	1,555	20,852

19.                               RESULTS OF QUARTERLY OPERATIONS (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands)
2004:
Revenues	$68,772	$69,946	$70,736	$81,430	$290,884
Gross profit	15,550	13,178	13,556	15,179	57,463
Net income (loss)	1,610	1,344	281	(311)	2,924

2003:
Revenues	$58,656	$58,265	$56,134	$64,697	$237,752
Gross profit	15,499	14,510	12,508	15,191	57,708
Net income	1,956	1,444	256	1,266	4,922

20.                               SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

We and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the Notes and the New Notes (Note 10).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for our investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to us are restricted under the Credit Facility.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,820	$4,592	$—	$30,412
Trade accounts receivables, net	—	—	47,048	7,962	—	55,010
Other current assets	—	—	6,058	149	—	6,207
Intercompany accounts receivable	87,086	520,047	19,865	—	(626,998)	—
Total current assets	87,086	520,047	98,791	12,703	(626,998)	91,629
Property and equipment, net	—	—	219,584	22,752	—	242,336
Investments in partnerships	—	—	2,901	—	—	2,901
Investments in consolidated subsidiaries	7,855	7,855	10,864	—	(26,574)	—
Other assets	—	—	19,218	84	—	19,302
Goodwill and other intangible assets, net	—	—	314,960	4,503	—	319,463
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,514	$4,540	$722	$—	$7,776
Accounts payable and other accrued expenses	—	—	34,304	1,433	—	35,737
Intercompany accounts payable	—	—	607,133	19,865	(626,998)	—
Total current liabilities	—	2,514	645,977	22,020	(626,998)	43,513
Notes payable and capital lease obligations, less current portion	—	517,289	12,622	2,136	—	532,047
Other long-term liabilities	—	244	(136)	5,022	—	5,130
Stockholders’ equity	94,941	7,855	7,855	10,864	(26,574)	94,941
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2004

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$120,508	$8,685	$—	$129,193
Patient services	—	—	121,919	39,772	—	161,691
Total revenues	—	—	242,427	48,457	—	290,884

Costs of operations	—	—	191,303	42,118	—	233,421
Gross profit	—	—	51,124	6,339	—	57,463

Corporate operating expenses	—	—	(16,217)	—	—	(16,217)

Gain on sale of center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	2,181	—	—	2,181

Interest expense, net	—	—	(39,235)	(1,447)	—	(40,682)
Income (loss) before income taxes	—	—	(18)	4,892	—	4,874

Provision for income taxes	—	—	1,950	—	—	1,950
Income (loss) before equity in income of consolidated subsidiaries	—	—	(1,968)	4,892	—	2,924

Equity in income of consolidated subsidiaries	3,944	3,944	4,892	—	(12,780)	—
Net income	$3,944	$3,944	$2,924	$4,892	$(12,780)	$2,924

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2003

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues
Contract services	$—	$—	$103,446	$8,475	$—	$111,921
Patient services	—	—	90,509	35,322	—	125,831
Total revenues	—	—	193,955	43,797	—	237,752

Costs of operations	—	—	142,668	37,376	—	180,044
Gross profit	—	—	51,287	6,421	—	57,708

Corporate operating expenses	—	—	(13,750)	—	—	(13,750)

Equity in earnings of unconsolidated partnerships	—	—	1,744	—	—	1,744

Interest expense, net	—	—	(35,601)	(1,913)	—	(37,514)
Income before income taxes	—	—	3,680	4,508	—	8,188

Provision for income taxes	—	—	3,266	—	—	3,266
Income before equity in income of consolidated subsidiaries	—	—	414	4,508	—	4,922

Equity in income of consolidated subsidiaries	4,922	4,922	4,508	—	(14,352)	—
Net income	$4,922	$4,922	$4,922	$4,508	$(14,352)	$4,922

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE YEAR ENDED JUNE 30, 2002

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues
Contract services	$—	$—	$68,285	$7,092	$—	$75,377
Patient services	—	—	60,157	19,873	—	80,030
Total revenues	—	—	128,442	26,965	—	155,407

Costs of operations	—	—	93,515	22,069	—	115,584
Gross profit	—	—	34,927	4,896	—	39,823

Corporate operating expenses	—	—	(7,705)	—	—	(7,705)

Equity in earnings of unconsolidated partnerships	—	—	437	—	—	437

Interest expense, net	—	—	(31,152)	(1,394)	—	(32,546)
Income (loss) before income taxes	—	—	(3,493)	3,502	—	9

Provision for income taxes	—	—	—	—	—	—
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	—	(3,493)	3,502	—	9

Equity in income of consolidated subsidiaries	9	9	3,502	—	(3,520)	—
Net income	$9	$9	$9	$3,502	$(3,520)	$9

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 1, 2001 THROUGH  OCTOBER 17, 2001

(Amounts in thousands)

(Predecessor)

	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues
Contract services	$—	$29,179	$623	$—	$29,802
Patient services	—	21,173	12,703	—	33,876
Total revenues	—	50,352	13,326	—	63,678

Costs of operations	—	35,316	10,371	—	45,687
Gross profit	—	15,036	2,955	—	17,991

Corporate operating expenses	—	(3,184)	—	—	(3,184)

Acquisition related compensation charge	—	(15,616)	—	—	(15,616)

Equity in earnings of unconsolidated partnerships	—	382	—	—	382

Interest expense, net	—	(5,647)	(674)	—	(6,321)
Income (loss) before income taxes	—	(9,029)	2,281	—	(6,748)

Provision (benefit) for income taxes	—	(2,100)	—	—	(2,100)
Income (loss) before equity in income of consolidated subsidiaries	—	(6,929)	2,281	—	(4,648)

Equity in income (loss) of consolidated subsidiaries	(4,648)	2,281	—	2,367	—
Net income (loss)	$(4,648)	$(4,648)	$2,281	$2,367	$(4,648)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2004

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$2,924	$2,924	$2,924	$4,891	$(10,739)	$2,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of center	—	—	(2,129)	—	—	(2,129)
Depreciation and amortization	—	—	53,266	5,467	—	58,733
Equity in income of consolidated subsidiaries	(2,924)	(2,924)	(4,891)	—	10,739	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(9,158)	703	—	(8,455)
Intercompany receivables, net	—	(97,056)	103,500	(6,444)	—	—
Other current assets	—	—	2,781	303	—	3,084
Accounts payable and other accrued expenses	—	—	5,595	368	—	5,963
Net cash provided by (used in) operating activities	—	(97,056)	151,888	5,288	—	60,120

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers and mobile facilities	—	—	(101,334)	—	—	(101,334)
Proceeds from sale of center	—	—	5,413	—	—	5,413
Additions to property and equipment	—	—	(40,979)	(5,755)	—	(46,734)
Other	—	—	405	—	—	405
Net cash used in investing activities	—	—	(136,495)	(5,755)	—	(142,250)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(2,201)	(5,319)	(689)	—	(8,209)
Proceeds from issuance of notes payable	—	100,000	—	1,125	—	101,125
Other	—	(743)	(219)	1,034	—	72
Net cash provided by (used in) financing activities	—	97,056	(5,538)	1,470	—	92,988

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	9,855	1,003	—	10,858
Cash, beginning of year	—	—	15,965	3,589	—	19,554
Cash, end of year	$—	$—	$25,820	$4,592	$—	$30,412

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2003

(Amounts in thousands)

(Company)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$4,922	$4,922	$4,922	$4,507	$(14,351)	$4,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	43,681	5,664	—	49,345
Equity in income of consolidated subsidiaries	(4,922)	(4,922)	(4,507)	—	14,351	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(2,241)	4	—	(2,237)
Intercompany receivables, net	505	(48,373)	52,838	(4,970)	—	—
Other current assets	—	—	5,131	(224)	—	4,907
Accounts payable and other accrued expenses	—	—	4,862	(43)	—	4,819
Net cash provided by (used in) operating activities	505	(48,373)	104,686	4,938	—	61,756

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers	—	—	(46,292)	—	—	(46,292)
Additions to property and equipment	—	—	(51,827)	(5,140)	—	(56,967)
Other	—	—	554	—	—	554
Net cash used in investing activities	—	—	(97,565)	(5,140)	—	(102,705)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	1	—	—	—	—	1
Purchase of stock options	(506)	—	—	—	—	(506)
Principal payments of notes payable and capital lease obligations	—	(1,627)	(5,453)	(420)	—	(7,500)
Proceeds from issuance of notes payable	—	50,000	—	—	—	50,000
Other	—	—	(154)	879	—	725
Net cash provided by (used in) financing activities	(505)	48,373	(5,607)	459	—	42,720

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	1,514	257	—	1,771
Cash, beginning of year	—	—	14,451	3,332	—	17,783
Cash, end of year	$—	$—	$15,965	$3,589	$—	$19,554

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

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2002, we dismissed Arthur Andersen LLP, or Andersen, as our independent auditor and engaged PricewaterhouseCoopers LLP, or PWC, as our independent registered public accounting firm for performing the year ended June 30, 2002 audit. The decision to dismiss Andersen and engage PWC was made by the audit committee of InSight and approved by our board of directors.

Andersen’s report on the financial statements of InSight for each of the years ended June 30, 2000 and June 30, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended June 30, 2002 and June 30, 2001 and through August 7, 2002, there were no disagreements between us, InSight and Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with their report. During the same periods, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC). We requested that Andersen provide the required letter agreeing to the above, but Andersen refused to do so since the audit partner for us had left Andersen.

During the years ended June 30, 2002 and 2001 and through August 7, 2002 neither we, InSight nor anyone acting on our behalf consulted PWC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or any other matter or reportable event listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.                                            CONTROLS AND PROCEDURES

The Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our directors and executive officers, including the executive officers of InSight who are deemed our executive officers (as defined under Rule 3b-7 of the Securities Exchange Act of 1934), as of August 31, 2004:

Michael N. Cannizzaro	55	Chairman of the Board, Director, President and Chief Executive Officer

Patricia R. Blank	54	Executive Vice President and Chief Information Officer of InSight

Michael A. Boylan	48	Executive Vice President – Mobile Division and Business Development of InSight

Brian G. Drazba	42	Executive Vice President and Chief Financial Officer

Marilyn U. MacNiven-Young	53	Executive Vice President, General Counsel and Secretary

Kenneth M. Doyle	39	Director and Vice President

David W. Dupree	51	Director

Steven G. Segal	44	Director

Mark J. Tricolli	33	Director and Vice President

Edward D. Yun	37	Director and Vice President

Michael N. Cannizzaro has been our President and Chief Executive Officer since August 9, 2004.  He became a member of our board of directors on October 17, 2001 and was elected chairman of the board on May 30, 2002. He has been an Operating Partner of J.W. Childs Associates, L.P. since October 29, 2001.  Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000. Prior to that, he was President of Caremark International’s Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark’s Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994. He held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of four different divisions. He currently serves as a director of Universal Hospital Services, Inc. and previously served on National Nephrology Associates, Inc.’s board of directors from September 1999 to April 2004.

Patricia R. Blank has been InSight’s Executive Vice President and Chief Information Officer since September 1, 1999. Prior to joining InSight, Ms. Blank was the principal of Blank & Company, a consulting firm specializing in healthcare consulting. From 1995 to 1998, Ms. Blank served as Executive Vice President and Chief Operating Officer of HealthHelp, Inc., a Houston, Texas-based radiology services organization managing radiology provider networks in multiple states. From 1988 to 1995, she was corporate director of radiology of FHP, a California insurance company.

Michael A. Boylan has been InSight’s Executive Vice President—Mobile Division and Business Development since April 8, 2004. From February 7, 2002 to April 8, 2004, he was Executive Vice President and Chief Development Officer of InSight. He was Executive Vice President, Operations, Eastern Division of InSight from July 1, 2000 to February 7, 2002. From April 1998 to July 1, 2000, he was Executive Vice President and Chief Development Officer. From February 1996 to April 1998, he was Senior Vice President—Operations of InSight. Mr. Boylan was

an Executive Vice President of Maxum Health Corp., or MHC, from March 1994 to February 1996. From 1992 to 1994, he served as a regional Vice President of MHC’s principal operating subsidiary, Maxum Health Services Corp. From 1991 to 1992, he served as an Executive Director of certain of MHC’s operations. From 1986 to 1991, Mr. Boylan served in various capacities as an officer or employee, including President and Chief Operating Officer, with American Medical Imaging Corporation.

Brian G. Drazba has been our and InSight’s Executive Vice President and Chief Financial Officer since May 22, 2003. He was our Senior Vice President—Finance and Controller from February 11, 2002 and Senior Vice President—Finance and Controller of InSight from July 1997 until May 22, 2003. From March 1996 to July 1997, he served as Vice President—Finance of InSight. From June 1995, he served as Vice President—Finance of American Health Services Corp., or AHS, a wholly owned subsidiary of InSight. Mr. Drazba served as corporate controller for AHS from 1992 to 1995. From 1985 to 1992, Mr. Drazba was employed by Arthur Andersen & Co.

Marilyn U. MacNiven-Young has been our Executive Vice President, General Counsel and Corporate Secretary since February 11, 2002 and Executive Vice President, General Counsel and Corporate Secretary of InSight since August 1998. From February 1996 through July 1998, she was an independent consultant to InSight. From September 1994 through June 1995, she was Senior Vice President and General Counsel of Abbey Healthcare Group, Inc., a home healthcare company. From 1991 through 1994, Ms. MacNiven-Young served as General Counsel of AHS.

Kenneth M. Doyle has been a member of our board of directors and Vice President since June 13, 2001. Mr. Doyle is a Managing Director of The Halifax Group, L.L.C. Mr. Doyle joined The Halifax Group, L.L.C. in January 2000. Prior to joining The Halifax Group, L.L.C. Mr. Doyle was an Industry Leader and Vice President at GE Equity, the private equity subsidiary of GE Capital. Prior to joining GE Equity, Mr. Doyle spent four years in investment banking as a Senior Associate for the Telecommunications Corporate Finance Group at Merrill Lynch and as an Associate with Chase Manhattan Bank in the Media and Telecommunications Group. Mr. Doyle also spent three years with Ernst & Young in the Entrepreneurial Services Group. Mr. Doyle currently serves on the board of directors of National Packaging Solutions Group, Inc., Soil Safe, Inc. and Meineke Car Care Centers, Inc.

David W. Dupree became a member of our board of directors on October 17, 2001. Mr. Dupree is a Managing Director of The Halifax Group, L.L.C. which he founded in January 1999. Prior to joining The Halifax Group, L.L.C., Mr. Dupree was a Managing Director and Partner with The Carlyle Group, a global investment firm located in Washington, D.C., where he was primarily responsible for investments in healthcare and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities and prior to that, he was Co-Head of Equity Private Placements at Alex, Brown & Sons Incorporated. Mr. Dupree currently serves on the board of directors of Whole Foods Markets, Inc., National Packaging Solutions Group, Inc., and Universal Hospital Services, Inc. and previously served on InSight’s board of directors, as a designee of The Carlyle Group, from October 1997 to December 1999.

Steven G. Segal became a member of our board of directors on October 17, 2001. He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1995. Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director. He is also a director of Quality Stores Inc., Jillian’s Entertainment Corp., Big V Supermarkets, Inc., The NutraSweet Company, Universal Hospital Services, Inc. and is Co-Chairman of the Board of Empire Kosher Poultry, Inc. Mr. Segal also served on the board of directors of National Nephrology Associates, Inc. from December 1998 to April 2004.

Mark J. Tricolli has been a member of our board of directors and Vice President since June 13, 2001. Mr. Tricolli is a Vice President of J.W. Childs Associates, L.P. and has been at J.W. Childs since July 2000. Prior to that, Mr. Tricolli was an Associate in the Merchant Banking Division of Goldman, Sachs & Co. from August 1999 to June 2000. Prior to that, Mr. Tricolli was pursuing a degree in business school from 1997 to 1999. During the summer of 1998, he worked at Donaldson, Lufkin & Jenrette. He is also a director of Equinox Holdings, Inc. and Universal Hospital Services, Inc.

Edward D. Yun became a member of our board of directors on June 13, 2001 and became a Vice President of the Company on February 11, 2002. He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1996. From 1994 until 1996, he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Jillian’s Entertainment Corp., Pan Am International Flight Academy, Inc., Equinox Holdings, Inc., Chevys, Inc. and Universal Hospital Services, Inc. Mr. Yun served on the board of directors of National Nephrology Associates, Inc. from December 1998 to April 2004 and on the board of directors of The Hartz Mountain Corporation from December 2000 to June 2004.

Audit Committee.  Our board of directors has not established committees.  Instead, the InSight board of directors, which is identical to our board of directors, established an audit committee to act with regard to audits and other matters for us.  InSight’s board of directors has determined that it presently has no “audit committee financial expert” (as that term is defined in the rules promulgated by the SEC pursuant to the Sarbanes-Oxley Act of 2002) serving on the audit committee.  InSight’s board of directors has determined that each of the members of the audit committee is financially literate and has accounting or related financial management expertise, as such terms are interpreted by InSight’s board of directors.

Code of Ethical Conduct.  We have adopted a code of ethical conduct that applies to all of our and our subsidiaries’ employees, including, our principal executive officer, principal financial officer and principal accounting officer.  A copy of the code of ethical conduct is posted on our website, www.insighthealth.com, under “About Us.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the code of ethical conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) by posting such information on our internet website, www.insighthealth.com, under “About Us”.

ITEM 11.                                              EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended June 30, 2004, 2003 and 2002 of the persons who served as (1) our chief executive officer during the year ended June 30, 2004 and (2) the other four most highly compensated executive officers for the year ended June 30, 2004. We refer to the persons described in clause (2) above as the Other Executive Officers and we refer to our chief executive officer together with the Other Executive Officers together as the Named Executive Officers.

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards Stock Options (Shares)
Name and Principal Position	Fiscal Year Ended	Salary	Bonus (1)	Other (2)		All Other Comp (2)(3)

Steven T. Plochocki (4)	2004	$420,000	$105,000	$9,000	$—	$30,344
President and Chief Executive	2003	350,000	—	9,000	—	6,418
Officer	2002	300,000	75,000	9,000	147,000	1,194,779

Michael S. Madler (4)(5)	2004	$290,000	$69,600	$9,000	$—	$24,080
Executive Vice President -	2003	278,200	—	9,000	—	3,179
Fixed Division	2002	221,100	60,000	9,000	94,000	545,627

Marilyn U. MacNiven-Young	2004	$267,500	$52,400	$9,000	$—	$12,644
Executive Vice President,	2003	262,000	—	9,000	—	4,333
General Counsel and Secretary	2002	260,300	30,000	9,000	30,000	530,431

Michael A. Boylan (6)	2004	$249,700	$82,950	$9,000	$—	$25,692
Executive Vice President -	2003	237,000	—	9,000	—	7,150
Mobile Division and Business Development	2002	225,000	50,000	9,000	116,990	1,063,204

Patricia R. Blank	2004	$224,700	$42,000	$9,000	$—	$30,367
Executive Vice President and	2003	210,000	—	9,000	—	7,682
Chief Information Officer	2002	198,000	30,000	9,000	30,000	404,314

(1)          Bonuses which are based on our performance are earned and accrued during the year and paid subsequent to the end of each year.  Discretionary bonuses are earned and paid in the year in which they are awarded by InSight’s compensation committee.

(2)          Amounts of Other Annual Compensation include perquisites (auto allowances and commissions for contract awards and renewals) and amounts of All Other Compensation include (i) amounts contributed to InSight’s 401(k) profit sharing plan, (ii) specified premiums on executive insurance arrangements, (iii) specified premiums on executive health insurance arrangements and (iv) cash proceeds received from cancelled options for the Named Executive Officers in connection with our acquisition of InSight.

(3)          Amounts shown for the year ended June 30, 2002 include cash proceeds received in connection with the cancellation of options upon our acquisition of InSight on October 17, 2001. The total cancelled option proceeds were $1,179,675, $539,289, $527,300, $1,055,856 and $385,200 for Mr. Plochocki, Mr. Madler, Ms. MacNiven-Young, Mr. Boylan and Ms. Blank, respectively.

(4)          Effective August 9, 2004, Messrs. Plochocki and Madler were no longer employed by us. See “Item 13. Certain Relationships and Related Transactions—Severance Arrangements.’’

(5)          Effective April 8, 2004, Mr. Madler’s title changed from Executive Vice President and Chief Operating Officer to Executive Vice President— Fixed Division.

(6)          Effective April 8, 2004, Mr. Boylan’s title changed from Executive Vice President and Chief Development Officer to Executive Vice President— Mobile Division and Business Development.

Compensation of Directors. We reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. We do not pay fees to directors for attendance at meetings or for their services as members of the board of directors or committees thereof.

Option Grants. For the year ended June 30, 2004, we did not grant options pursuant to stock options agreements to the Named Executive Officers.

Option Exercises and Year-End Values. During the year ended June 30, 2004, none of the Named Executive Officers exercised any stock options. The following table sets forth information with respect to the unexercised options to purchase common stock granted under our 2001 Stock Option Plan and pursuant to stock option agreements, for the Named Executive Officers at June 30, 2004:

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Options Held at June 30, 2004		Value of Unexercised In-The-Money Options at June 30, 2004 (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Steven T. Plochocki (2)	—	—	62,000	85,000	$278,250	$—

Michael S. Madler (2)	—	—	31,000	63,000	$127,200	$—

Marilyn U. MacNiven-Young	—	—	3,000	27,000	$—	$—

Michael A. Boylan	—	—	53,990	63,000	$249,047	$—

Patricia R. Blank	—	—	3,000	27,000	$—	$—

(1)          Based on the price at which the common stock was valued on that date of $13.67 per share.

(2)          Effective August 9, 2004, Messrs. Plochocki and Madler were no longer employed by us.  All of Messrs. Plochocki’s and Madler’s unvested stock options were cancelled; however, their vested stock options under the 2001 Stock Option Plan remain outstanding in accordance with their terms.  See “Item 13. Certain Relationships and Related Transactions—Severance Arrangements.”

Cancellation of Options in our Acquisition of InSight. On the consummation of our acquisition of InSight on October 17, 2001, each holder of an option to purchase shares of common stock of InSight outstanding under any of InSight’s stock option plans, whether or not vested, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the stock option agreements (less applicable tax withholding), and the options were terminated; except that Messrs. Plochocki, Boylan and Madler rolled over certain of their InSight stock options into fully vested options to purchase our common stock under our 2001 Stock Option Plan.

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

Employment Agreements. Upon the consummation of our acquisition of InSight, the Named Executive Officers entered into new employment agreements.  Effective as of August 9, 2004, Messrs. Plochocki and Madler were no longer employed by us.  We entered into resignation agreements with each them that were consistent with the terms of their employment agreements.  The material terms of the resignation agreements are set forth in “Item 13. Certain Relationships and Related Transactions—Severance Arrangements.”

The employment agreement with Mr. Plochocki was for an initial term of three years, and thereafter a term of twelve months on a continuing basis subject to certain termination rights. The employment agreement provided that Mr. Plochocki would receive an annual base salary as well as a discretionary bonus of up to 75% of his annual base salary if InSight achieved its budgetary goals and a discretionary bonus of an additional 25% of his annual base salary upon the achievement of other goals mutually agreed upon by Mr. Plochocki and InSight’s board of directors. Mr. Plochocki’s employment agreement also provided for a life insurance policy of three times the amount of his annual base salary and entitled him to participate during the term of his employment in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and our stock option plans. Mr. Plochocki also is subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his employment agreement and continuing for a period of 24 months after the termination of his employment. In addition, InSight will maintain at its expense until the earlier of 24 months after the date of termination or commencement of Mr. Plochocki’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs in which Mr. Plochocki was entitled to participate immediately prior to the date of termination.

The employment agreement with each of the Other Executive Officers provides for a term of 12 months on a continuing basis, subject to certain termination rights. The executive’s employment agreements provide for an annual salary as well as a discretionary bonus of up to 75% of the executive’s annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of the executive’s annual base salary upon the achievement of other goals mutually agreed upon by each executive and InSight’s President and Chief Executive Officer and approved by InSight’s board of directors. Each executive is provided with a life insurance policy of three times the amount of his or her annual base salary and is entitled to participate in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and our stock option plans. Each executive will be subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his or her respective employment agreement and continuing for a period of 12 months after the termination of his or her respective employment. Each executive’s employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as 12 months of compensation at the annual salary rate then in effect (1) upon the executive’s permanent and total disability (as defined in the respective employment agreement); (2) upon InSight’s 30 days’ written notice to the executive of the termination of the executive’s employment without cause (as defined in the respective employment agreement); (3) if the executive terminates his or her employment with InSight for good reason (as defined in the respective employment agreement); and (4) if the executive’s employment is terminated by InSight without cause or he or she terminates his or her employment for good reason within 12 months of a change in control (as defined in the respective employment agreement). In addition, InSight will maintain at its expense until the earlier of 12 months after the date of termination or commencement of the executive’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination. Each executive’s employment will immediately terminate upon his or her death and the executors or administrators of his or her estate or his or her heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his or her death. The executive’s employment will terminate and the executive will not be entitled to receive any monetary compensation or benefit upon (1) the termination of his or her respective employment by InSight for cause, or (2) his or her voluntary termination of his or her respective employment with InSight without good reason.

Compensation Committee Interlocks and Insider Participation.  The InSight board of directors, which is identical to our board of directors, established a compensation committee to act with regard to compensation and other matters for us.  During the year ended June 30, 2004, InSight’s compensation committee consisted of Messrs. Cannizzaro (chairman), Dupree, Segal and Plochocki.  Mr. Plochocki was our President and Chief Executive Officer.  Mr. Plochocki did not participate in decisions relating to his own compensation.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2004, by:  (i) each person or entity known to us owning beneficially 5% or more of our common stock; (ii) each member of our board of directors; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers (as defined by Rule 3b-7), as a group.  At August 31, 2004, our outstanding securities consisted of approximately 5,468,814 shares of common stock and options to purchase 148,465 shares of common stock which are immediately exercisable.  Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Securities Exchange Act of 1934.

Names and Addresses of Beneficial Owners	Amount and Nature of Beneficial Ownership of Common Stock(1)	Percent of Common Stock Beneficially Owned(1)

J.W. Childs Equity Partners II, L.P. (2)
111 Huntington Avenue, Suite 2900
Boston, MA 02199	4,350,290	79.5%

JWC-InSight Co-invest LLC (3)
111 Huntington Avenue, Suite 2900
Boston, MA 02199	338,532	6.2%

Halifax Capital Partners, L.P. (4)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	1,111,112	20.3%

Steven G. Segal (5)
111 Huntington Avenue, Suite 2900
Boston, MA 02199	—	—

Edward D. Yun (6)
111 Huntington Avenue, Suite 2900
Boston, MA 02199	—	—

Michael N. Cannizzaro (7)
111 Huntington Avenue, Suite 2900
Boston,MA 02199	20,000	*

Mark J. Tricolli (8)
111 Huntington Avenue, Suite 2900
Boston, MA 02199	—	—

David W. Dupree (9)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	4,092	*

Kenneth M. Doyle (10)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	—	—

Steven T. Plochocki (11)(12)
17 Flagstone
Coto de Caza, CA 92679	62,000	1.1%

Michael A. Boylan (13)
110 Gibraltar Road
Horsham, PA 18901	57,490	1.0%

Michael S. Madler (12)(14)
9 Santa Isabel
Rancho Santa Margarita, CA 92688	31,000	*

Marilyn U. MacNiven-Young (15)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	4,500	*

Patricia R. Blank (16)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	4,500	*

All directors and executive officers, as a group (10 persons) (17)	94,782	1.7%

(1)          For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after August 31, 2004.

(2)          Includes 4,011,758 shares of our common stock owned directly by J.W. Childs Equity Partners II, L.P. and 338,532 shares of our common stock owned directly by JWC-InSight Co-invest LLC, an affiliate of J.W. Childs Equity Partners II, L.P.  The general partner of J.W. Childs Equity Partners II, L.P. is J.W. Childs Advisors II, L.P., a Delaware limited partnership.  The general partner of J.W. Childs Advisors II, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership.  The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation.  J.W. Childs Advisors II, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the 4,350,290 shares of our common stock held by J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.  John W. Childs, Arthur P. Byrne, Glenn A. Hopkins, Jerry D. Horn, Raymond B. Rudy, Dana L. Schmaltz, Adam L. Suttin, William E. Watts, James Rhee, Jeffrey Teschke, Stephanie Mansfield-Rourke and Allan Dowds, as well as Steven G. Segal, Edward D. Yun, Michael N. Cannizzaro and Mark J. Tricolli (as indicated in footnotes 5, 6, 7, and 8, respectively) share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

(3)          JWC-InSight Co-invest LLC is a Delaware limited liability company and affiliate of J.W. Childs Equity Partners II, L.P.  J.W. Childs Associates Inc. is the managing member of JWC-InSight Co-invest LLC.  As the managing member, J.W. Childs Associates Inc. owns the 338,532 shares of our common stock to be held directly by JWC-InSight Co-invest LLC.  John W. Childs, Arthur P. Byrne, Glenn A. Hopkins, Jerry D. Horn, Raymond B. Rudy, Dana L. Schmaltz, Adam L. Suttin, William E. Watts, James Rhee, Jeffrey Teschke, Stephanie Mansfield-Rourke and Allan Dowds, as well as Steven G. Segal, Edward D. Yun, Michael N. Cannizzaro and Mark J. Tricolli (as indicated in footnotes 5, 6, 7, and 8, respectively) share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by this entity.

(4)          Includes 1,107,020 shares of our common stock owned directly by Halifax Capital Partners, L.P. and 4,092 shares of our common stock owned directly by Mr. Dupree, a Managing Director of The Halifax Group, L.L.C.  The general partner of Halifax Capital Partners, L.P. is Halifax Genpar, L.P., a Delaware limited partnership.  The general partner of Halifax Genpar, L.P. is The Halifax Group, L.L.C. a Delaware limited liability company.  Halifax Genpar, L.P. and The Halifax Group, L.L.C. may be deemed to beneficially own the 1,111,112 shares of our common stock held by Halifax Capital Partners, L.P. and its affiliate, Mr. Dupree.  Halifax Capital Partners, L.P., Halifax Genpar, L.P. and The Halifax Group, L.L.C. disclaim beneficial ownership of the 4,092 shares of our common stock owned directly by Mr. Dupree.  William L. Rogers, A. Judson Hill, Michael T. Marshall and Brent D. Williams, as well as Mr. Dupree and Kenneth M. Doyle (as indicated in footnotes 9 and 10, respectively) share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

(5)          As a Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P., and a member of JWC-InSight Co-invest LLC, Mr. Segal may be deemed to beneficially own the 4,011,758 shares of our common stock owned by J.W. Childs Equity Partners II, L.P. and the 338,532 shares of our common stock held directly by JWC-InSight Co-invest LLC.  Mr. Segal disclaims beneficial ownership of such shares.

(6)          As a Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P. and a member of JWC-InSight Co-invest LLC, Mr. Yun may be deemed to beneficially own the 4,011,758 shares of our common stock owned by J.W. Childs Equity Partners II, L.P., and the 338,532 shares of our common stock held directly by JWC-InSight Co-invest LLC.  Mr. Yun disclaims beneficial ownership of such shares.

(7)          As an Operating Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P. and a member of JWC-InSight Co-invest LLC, Mr. Cannizzaro may be deemed to beneficially own the 4,011,758 shares of  our common stock owned by J.W. Childs Equity Partners II, L.P. and the 338,532 shares of our common stock held directly by JWC-InSight Co-invest LLC.  Mr. Cannizzaro disclaims beneficial ownership of such shares.  Includes an option to purchase 20,000 shares of our common stock at an exercise price of $25.00 per share, which is fully vested and immediately exercisable.

(8)          As a Vice President at J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P. and a member of JWC-InSight Co-invest LLC, Mr. Tricolli may be deemed to beneficially own the 4,011,758 shares of our common stock owned by J.W. Childs Equity Partners II, L.P. and the 338,532 shares of our common stock held directly by JWC-InSight Co-invest LLC.  Mr. Tricolli disclaims beneficial ownership of such shares.

(9)          As a Managing Director of The Halifax Group, L.L.C., which manages Halifax Capital Partners, L.P., Mr. Dupree may be deemed to beneficially own the 1,107,020 shares of our common stock owned by Halifax Capital Partners, L.P. and its affiliates.  Mr. Dupree disclaims beneficial ownership of such shares.

(10)    As a Managing Director of The Halifax Group, L.L.C., which manages Halifax Capital Partners, L.P., Mr. Doyle may be deemed to beneficially own the 1,111,112 shares of our common stock owned by Halifax Capital Partners, L.P. and its affiliates.  Mr. Doyle disclaims beneficial ownership of such shares.

(11)    Includes (i) an option to purchase 52,500 shares of our common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 9,500 shares of our common stock at an exercise price of $18.00 per share, which is currently exercisable.

(12)    Effective August 9, 2004, Messrs. Plochocki and Madler were no longer employed by us. See “Item 13. Certain Relationships and Related Transactions—Severance Arrangements.’’

(13)    Includes (i) an option to purchase 46,990 shares of our common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 10,500 shares of our common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 59,500 shares of our common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(14)    Includes (i) an option to purchase 24,000 shares of our common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 7,000 shares of our common stock at an exercise price of $18.00 per share, which is currently exercisable.

(15)    Includes an option to purchase 4,500 shares of our common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 25,500 shares of our common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(16)    Includes an option to purchase 4,500 shares of our common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 25,500 shares of our common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(17)    Messrs. Plochocki and Madler are not included in the group because they were not executive officers as of August 31, 2004.

Except as otherwise noted, we believe that each of the stockholders listed in the table above has sole voting and dispositive power over all shares beneficially owned.  Each of our stockholders in the table above is party to a stockholders agreement which governs the transferability and voting of shares of our common stock held by them.  See “Item 13.  Certain Relationships and Related Transactions—Stockholders Agreement.”

EQUITY COMPENSATION PLAN INFORMATION.  The following table provides information as of June 30, 2004, with respect to compensation plans under which our common stock is authorized for issuance.  These compensation plans include:  (i) the 2001 Stock Option Plan; and (ii) stock options granted pursuant to stock option agreements.  Our stockholders approved the 2001 Stock Option Plan and the issuance of options to purchase up to 626,000 shares of our common stock, pursuant to individual stock option agreements.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	602,990	$16.10	142,950

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT.  Upon the completion of the Acquisition, we entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P. and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  Under the agreement, InSight paid J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. a transaction fee of $4,500,000 and $1,125,000, respectively, for services rendered in connection with the Acquisition during the year ended June 30, 2002.  Additionally, J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. will provide business, management and financial advisory services to us in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  We will also reimburse such entities for all travel and other out-of-pocket expenses incurred by such entities in connection with their performance of the advisory services under the agreement.  The management agreement has an initial term of five years, which term will automatically renew for one year periods thereafter and is subject to earlier termination by our board of directors.  Furthermore, we and InSight have agreed to indemnify and hold harmless J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and their affiliates, from and against any and all claims, losses, damages and expenses arising out of the Acquisition or the performance by J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. of their obligations under the management agreement.

STOCKHOLDERS AGREEMENT.  We, J.W. Childs Equity Partners II, L.P., JWC-InSight Co-invest LLC, Halifax Capital Partners, L.P., Mr. Dupree, management of InSight and all other holders of our capital stock or stock options have entered into a stockholders agreement.  Under the stockholders agreement, we and each of our stockholders have a right of first refusal to purchase any stock proposed to be sold by all other stockholders, except J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.  Additionally, the stockholders agreement affords: (i) stockholders, other than J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC, so-called “tag-along rights”, which give these stockholders the right to participate with respect to proposed sales of our capital stock by J.W. Childs Equity Partners II, L.P. and JWC - InSight Co-invest LLC; (ii) J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC “drag-along rights”, which gives these stockholders the right to require other stockholders to participate in proposed sales of a majority of our capital stock; and (iii) all stockholders certain registration rights with respect to our capital stock.  Furthermore, the stockholders agreement contains put and call features on capital stock and stock options held by InSight management which are triggered upon termination of such individual’s employment with InSight.  The stockholders agreement also obligates us and our stockholders to take all necessary action to appoint, as our directors, up to eight nominees designated by J.W. Childs Equity Partners II, L.P. (as would constitute a majority of our entire board of directors) and two nominees designated by Halifax Capital Partners, L.P.

SEVERANCE ARRANGEMENTS.  Pursuant to the terms of a resignation agreement with us, Steven T. Plochocki, our former President and Chief Executive Officer, will receive severance equal to 24 months salary at his level of compensation as of August 9, 2004, which was $420,000 per year and benefits in accordance with the terms of his employment agreement.  All of Mr. Plochocki’s unvested stock options were cancelled.  Pursuant to the terms of a resignation agreement with us, Michael S. Madler, our former Executive Vice President—Fixed Division, will receive severance equal to 12 months salary at his level of compensation as of August 9, 2004, which was $290,000 per year and benefits in accordance with the terms of his employment agreement.  All of Mr. Madler’s unvested stock options were cancelled.  Messrs. Plochocki’s and Madler’s vested stock options under the 2001 Stock Option Plan remain outstanding in accordance with their terms.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditor Fees

The following table presents information about fees that PricewaterhouseCoopers LLP (PwC) charged us (1) to audit our annual consolidated financial statements for the years ended June 30, 2004 and 2003, and (2) for other services rendered in those years.

	2004	2003

Audit fees (1)	$638,000	$178,000

Audit-related fees (2)	203,000	343,000

Tax fees (3)	70,000	77,000

Subtotal	$911,000	$598,000

Other fees	—	—

Total audit and other services fees	$911,000	$598,000

(1)          Audit fees – fees for auditing our annual consolidated financial statements, reviewing the condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the $25 million of 9.875% senior subordinated notes, the withdrawn initial public offering and other SEC filings.

(2)          Audit-related fees – fees for due diligence and related services with regard to the acquisitions completed during 2004 and 2003 and for auditing our 401(k) defined contribution plan.

(3)   Tax fees – fees for reviewing federal, state, and local income and franchise tax returns, tax research and other tax planning services.

All audit and non-audit services performed by our independent auditors must be specifically pre-approved by InSight’s audit committee.  Consistent with this policy, for the year ended June 30, 2004 all audit and non-audit services initiated by PWC were pre-approved by InSight’s audit committee.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15 (a) (1).   FINANCIAL STATEMENTS

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

ITEM 15 (a) (2).   FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted because they are either not required or not applicable, or the information is presented in the consolidated financial statements or notes thereto.

ITEM 15 (a) (3).    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

*2.1

Agreement and Plan of Merger, dated as of June 29, 2001, by and among InSight Health Services Holdings Corp. (the “Company”), JWCH Merger Corp. and InSight Health Services Corp. (“InSight”), previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on July 2, 2001.

*2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Company, JWCH Merger Corp. and InSight, previously filed and incorporated by reference from InSight’s Annual Report on Form 10-K, filed on September 14, 2001.

*2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 9, 2001, by and among the Company, InSight Health Services Acquisition Corp. and InSight, previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on October 9, 2001.

*2.4

Asset Purchase Agreement, dated January 6, 2003, by and among InSight Health Corp., Comprehensive Medical Imaging Centers, Inc., Comprehensive Medical Imaging, Inc. and Cardinal Health 414, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 16, 2003.

*2.5

Amendment No. 1 to Asset Purchase Agreement, dated February 21, 2003, by and among InSight Health Corp., Comprehensive Medical Imaging Centers, Inc., Comprehensive Medical Imaging, Inc. and Cardinal Health 414, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 16, 2003.

*2.6

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

*2.8

Stock Purchase Agreement dated February 13, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 8, 2004.

*2.9

Amendment No. 1 to Stock Purchase Agreement dated April 1, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 8, 2004.

*3.1	Certificate of Incorporation of the Company, as amended, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*3.2	Bylaws of the Company, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.1

Indenture with respect to 9.875% Senior Subordinated Notes due 2011 with State Street Bank and Trust Company, N.A., as Trustee, dated October 30, 2002, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.2

Supplemental Indenture, dated February 25, 2002, with respect to adding an additional Subsidiary Guarantor (named therein), previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 25, 2002.

*4.3

Supplemental Indenture, dated April 2, 2003, with respect to adding additional Subsidiary Guarantors (named therein), previously filed with the Company’s Annual Report on Form 10-K, filed on September 26, 2003.

*4.4

Third Supplemental Indenture, dated as of March 8, 2004, with respect to $25 million of 9.875% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

4.5	Fourth Supplemental Indenture, dated as of June 8, 2004, with respect to adding additional Subsidiary Guarantors (named therein), filed herewith.

*4.6

Registration Rights Agreement, dated March 8, 2004, by and among InSight, the Company, the Subsidiary Guarantors (named therein), and Banc of America Securities LLC with respect to $25 million of 9.875% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

*10.1

Credit Agreement, dated October 17, 2001, by and among InSight, the Company, the Subsidiary Guarantors (named therein), Banc of America Securities LLC and First Union Securities, LLC, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.2

First Amendment to Credit Agreement, Waiver and Consent, dated as of January 24, 2003, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2003.

*10.3

Second Amendment to Credit Agreement, Waiver and Consent, dated as of July 11, 2003, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, filed herewith.

*10.4

Note Purchase Agreement, dated as of October 17, 2001, by and among InSight Health Services Acquisition Corp., the Company, the Subsidiary Guarantors (as defined therein), Banc of America Bridge LLC, and Banc of America Securities LLC, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.5	The Company’s 2001 Stock Option Plan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.6

The Company’s 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between the Company and Steven T. Plochocki, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.7

The Company’s 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between the Company and Michael A. Boylan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.8

First Amendment to Executive Employment Agreement, dated September 4, 2003, by and between InSight and Steven T. Plochocki, previously filed and incorporated herein by reference from the Company’s Registration Statement on Form S-1, filed on June 23, 2004.

*10.9

The Company’s 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between the Company and Michael S. Madler, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

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

*10.17	Form of the Company Performance Based Option Agreement, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.18

Third Amended and Restated Stockholders Agreement, dated as of October 10, 2002, among the Company, the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on February 14, 2003.

*10.19

Management Agreement, dated as of October 17, 2001, by and among J.W. Childs Advisors II, L.P., Halifax Genpar, L.P., the Company and InSight, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.20

Third Amendment to Credit Agreement, Waiver and Consent, dated as of February 26, 2004, by and among InSight, the Company, the Subsidiary Guarantors (named therein), Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

10.21	Resignation Agreement, dated May 19, 2003, by and between InSight and Thomas V. Croal, filed herewith.

21	Subsidiaries of the Company, filed herewith.

31.1	Certification of Michael N. Cannizzaro, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Michael N. Cannizzaro, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*                                         Previously filed.

ITEM 15 (b).	The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 15 (c).	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By	/s/ Michael N. Cannizzaro
Michael N. Cannizzaro, President and
Chief Executive Officer

Date: September 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael N. Cannizzaro	Chairman of the Board,	September 24, 2004
Michael N. Cannizzaro	Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Brian G. Drazba	Executive Vice President	September 24, 2004
Brian G. Drazba	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Kenneth M. Doyle	Director	September 24, 2004
Kenneth M. Doyle

/s/ David W. Dupree	Director	September 24, 2004
David W. Dupree

/s/ Steven G. Segal	Director	September 24, 2004
Steven G. Segal

/s/ Mark J. Tricolli	Director	September 24, 2004
Mark J. Tricolli

/s/ Edward D. Yun	Director	September 24, 2004
Edward D. Yun

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

Our audits of the consolidated financial statements referred to in our report dated September 23, 2004, appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP
Orange County, California
September 23, 2004

SCHEDULE II

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002, AND THE PERIOD FROM JULY 1, 2001 TO OCTOBER 17, 2001

(amounts in thousands)

	Balance at Beginning of Year	Charges to Expenses	Charges to Revenues	Other		Balance at End of Year

Predecessor
October 17, 2001:
Allowance for doubtful accounts	$8,655	$1,110	$—	$(937	)(A)	$8,828
Allowance for contractual adjustments	17,956	—	26,740	(27,026	)(C)	17,670
	$26,611	$1,110	$26,740	$(27,963)		$26,498

Company
June 30, 2002:
Allowance for doubtful accounts	$—	$2,785	$—	$5,195	(A)(B)	$7,980
Allowance for contractual adjustments	—	—	71,185	(52,675	)(C)(B)	18,510
	$—	$2,785	$71,185	$(47,480)		$26,490

June 30, 2003:
Allowance for doubtful accounts	$7,980	$4,154	$—	$(4,230	)(A)	$7,904
Allowance for contractual adjustments	18,510	—	122,101	(112,242	)(C)	28,369
	$26,490	$4,154	$122,101	$(116,472)		$36,273

June 30, 2004:
Allowance for doubtful accounts	$7,904	$4,998	$—	$(4,805	)(A)	$8,097
Allowance for contractual adjustments	28,369	—	176,172	(167,332	)(C)	37,209
	$36,273	$4,998	$176,172	$(172,137)		$45,306

(A) Write-off of uncollectible accounts.

(B) In connection with the Acquisition, we acquired the valuation and qualifying accounts related to InSight.

(C) Write-off of contractual adjustments, representing the difference between our charge for a procedure and what we receive from payors.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

*2.1

Agreement and Plan of Merger, dated as of June 29, 2001, by and among InSight Health Services Holdings Corp. (the “Company”), JWCH Merger Corp. and InSight Health Services Corp. (“InSight”), previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on July 2, 2001.

*2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 29, 2001, by and among the Company, JWCH Merger Corp. and InSight, previously filed and incorporated by reference from InSight’s Annual Report on Form 10-K, filed on September 14, 2001.

*2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 9, 2001, by and among the Company, InSight Health Services Acquisition Corp. and InSight, previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on October 9, 2001.

*2.4

Asset Purchase Agreement, dated January 6, 2003, by and among InSight Health Corp., Comprehensive Medical Imaging Centers, Inc., Comprehensive Medical Imaging, Inc. and Cardinal Health 414, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 16, 2003.

*2.5

Amendment No. 1 to Asset Purchase Agreement, dated February 21, 2003, by and among InSight Health Corp., Comprehensive Medical Imaging Centers, Inc., Comprehensive Medical Imaging, Inc. and Cardinal Health 414, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 16, 2003.

*2.6

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

*2.8

Stock Purchase Agreement dated February 13, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 8, 2004.

*2.9

Amendment No. 1 to Stock Purchase Agreement dated April 1, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 8, 2004.

*3.1	Certificate of Incorporation of the Company, as amended, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*3.2	Bylaws of the Company, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.1

Indenture with respect to 9.875% Senior Subordinated Notes due 2011 with State Street Bank and Trust Company, N.A., as Trustee, dated October 30, 2002, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.2

Supplemental Indenture, dated February 25, 2002, with respect to adding an additional Subsidiary Guarantor (named therein), previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 25, 2002.

*4.3

Supplemental Indenture, dated April 2, 2003, with respect to adding additional Subsidiary Guarantors (named therein), previously filed with the Company’s Annual Report on Form 10-K, filed on September 26, 2003.

*4.4

Third Supplemental Indenture, dated as of March 8, 2004, with respect to $25 million of 9.875% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

4.5	Fourth Supplemental Indenture, dated as of June 8, 2004, with respect to adding additional Subsidiary Guarantors (named therein), filed herewith.

*4.6

Registration Rights Agreement, dated March 8, 2004, by and among InSight, the Company, the Subsidiary Guarantors (named therein), and Banc of America Securities LLC with respect to $25 million of 9.875% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

*10.1

Credit Agreement, dated October 17, 2001, by and among InSight, the Company, the Subsidiary Guarantors (named therein), Banc of America Securities LLC and First Union Securities, LLC, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.2

First Amendment to Credit Agreement, Waiver and Consent, dated as of January 24, 2003, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2003.

*10.3

Second Amendment to Credit Agreement, Waiver and Consent, dated as of July 11, 2003, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, filed herewith.

*10.4

Note Purchase Agreement, dated as of October 17, 2001, by and among InSight Health Services Acquisition Corp., the Company, the Subsidiary Guarantors (as defined therein), Banc of America Bridge LLC, and Banc of America Securities LLC, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.5	The Company’s 2001 Stock Option Plan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.6

The Company’s 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between the Company and Steven T. Plochocki, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.7

The Company’s 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between the Company and Michael A. Boylan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.8

First Amendment to Executive Employment Agreement, dated September 4, 2003, by and between InSight and Steven T. Plochocki, previously filed and incorporated herein by reference from the Company’s Registration Statement on Form S-1 filed on June 23, 2004.

*10.9

The Company’s 2001 Stock Option Plan Stock Option Agreement, dated June 29, 2001, by and between the Company and Michael S. Madler, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

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

*10.17	Form of the Company Performance Based Option Agreement, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.18

Third Amended and Restated Stockholders Agreement, dated as of October 10, 2002, among the Company, the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on February 14, 2003.

*10.19

Management Agreement, dated as of October 17, 2001, by and among J.W. Childs Advisors II, L.P., Halifax Genpar, L.P., the Company and InSight, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.20

Third Amendment to Credit Agreement, Waiver and Consent, dated as of February 26, 2004, by and among InSight, the Company, the Subsidiary Guarantors (named therein), Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

10.21	Resignation Agreement, dated May 19, 2003, by and between InSight and Thomas V. Croal, filed herewith.

21	Subsidiaries of the Company, filed herewith.

31.1	Certification of Michael N. Cannizzaro, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.2	Certification of Michael N. Cannizzaro, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Brian G. Drazba, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*                                         Previously filed.