Form 10-Q
period 2004-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2004-11-10
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes      ☐      No      ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  5,468,814 shares of Common Stock as of November 10, 2004.

The number of pages in this Form 10-Q is 37.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.	EXHIBITS

SIGNATURES

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	September 30, 2004	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,277	$30,412
Trade accounts receivables, net	53,866	55,010
Other current assets	5,683	6,207
Total current assets	100,826	91,629
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $133,223 and $119,124, respectively	235,203	242,336

INVESTMENTS IN PARTNERSHIPS	2,630	2,901
OTHER ASSETS	18,951	19,302
OTHER INTANGIBLE ASSETS, net	39,361	38,518
GOODWILL	279,536	280,945
	$676,507	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,843	$2,716
Current portion of capital lease obligations	5,025	5,060
Accounts payable and other accrued expenses	39,329	35,737
Total current liabilities	47,197	43,513

LONG-TERM LIABILITIES:
Notes payable, less current portion	517,498	518,245
Capital lease obligations, less current portion	12,376	13,802
Other long-term liabilities	5,281	5,130
Total long-term liabilities	535,155	537,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at September 30, 2004 and June 30, 2004	5	5
Additional paid-in capital	87,081	87,081
Retained earnings	7,069	7,855
Total stockholders’ equity	94,155	94,941
	$676,507	$675,631

The accompanying notes are an integral part of these condensed consolidated balance sheets.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2004	2003
REVENUES:
Contract services	$33,568	$30,740
Patient services	47,286	38,032
Total revenues	80,854	68,772

COSTS OF OPERATIONS:
Costs of services	48,458	38,113
Provision for doubtful accounts	1,606	1,126
Equipment leases	333	181
Depreciation and amortization	16,348	13,802
Total costs of operations	66,745	53,222
Gross profit	14,109	15,550
CORPORATE OPERATING EXPENSES	(4,855)	(3,503)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	400	759
INTEREST EXPENSE, net	(10,964)	(10,121)
Income (loss) before provision (benefit) for income taxes	(1,310)	2,685
PROVISION (BENEFIT) FOR INCOME TAXES	(524)	1,075
Net income (loss)	$(786)	$1,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$(786)	$1,610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,348	13,802
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	1,144	(3,358)
Other current assets	524	2,574
Accounts payable and other accrued expenses	3,592	2,963
Net cash provided by operating activities	20,822	17,591

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers and mobile facilities	—	(52,515)
Additions to property and equipment	(8,219)	(8,386)
Other	192	(398)
Net cash used in investing activities	(8,027)	(61,299)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(2,081)	(1,947)
Proceeds from issuance of notes payable	—	51,125
Other	151	(50)
Net cash provided by (used in) financing activities	(1,930)	49,128

INCREASE IN CASH AND CASH EQUIVALENTS	10,865	5,420
Cash, beginning of period	30,412	19,554
Cash, end of period	$41,277	$24,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,128	$4,329
Income taxes paid	222	55

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this quarterly report on Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this quarterly report on Form 10-Q mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation.   Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in 37 states throughout the United States.   We have two reportable segments:  the mobile division and the fixed division.  Our services are provided through a network of 85 mobile magnetic resonance imaging, or MRI, facilities, 16 mobile positron emission tomography, or PET, facilities, five mobile lithotripsy facilities, three mobile computed tomography, or CT, facilities, five mobile PET/CT facilities, one mobile catheterization lab (collectively, mobile facilities), 76 fixed-site MRI centers, 40 multi-modality fixed-site centers, two PET fixed-site centers, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center (collectively, fixed-site centers).   We have a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.    INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.   These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the period ended June 30, 2004 filed with the Securities and Exchange Commission, or SEC, on September 24, 2004.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.   The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.    INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.   Our investment interests in partnerships or limited liability companies, or Partnerships, are accounted for under the equity method of accounting when we own 50 percent or less.   Our investment interests in Partnerships are consolidated for ownership of 50 percent or greater owned entities when we exercise a controlling financial interest over the operations and are primarily responsible for the associated long-term debt.  We have direct ownership in 50 percent of an additional Partnership, which operates a fixed-site center.   This Partnership is comprised of two general partners.   We are the managing general partner and have significant rights which give us effective control of the Partnership while the other partner has only certain protective rights.   In addition, we are primarily responsible for funding working capital of the Partnership and the long-term debt of the Partnership is included in our consolidated financial statements.   Total assets as of September 30, 2004 for our 50 percent owned Partnership, which is consolidated, were approximately $2.8 million.  Total revenues for this Partnership for the three months ended September 30, 2004 and 2003 were $1.9 million and $1.8 million, respectively.

4.    ACQUISITIONS

In August 2003, we acquired twenty-two (22) mobile facilities operating primarily in the Mid-Atlantic states.   The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.   The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and

approximately $21.8 million for the payment of debt and transaction costs.   The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $27.3 million and is reflected as goodwill in the accompanying condensed consolidated balance sheets as of September 30, 2004.

In April 2004, we acquired twenty-one (21) fixed-site centers located in California, Arizona, Kansas, Texas, Pennsylvania and Virginia.   The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, real property, customer contracts and other agreements.   The aggregate purchase price was approximately $49.0 million, which included approximately $35.9 million paid to the seller, approximately $10.6 million for the payment of debt and approximately $2.1 million of transaction costs.   The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $30.6 million and is reflected as goodwill in the accompanying condensed consolidated balance sheets as of September 30, 2004.

Our unaudited pro-forma combined results of operations for the three months ended September 30, 2003, assuming our two acquisitions had occurred as of July 1, 2003, are presented below along with our unaudited results of operations for the three months ended September 30, 2004.   The pro-forma combined results of operations for the three months ended September 30, 2003, include adjustments to interest expense (approximately $0.3 million) and amortization of identified intangible assets (less than $0.1 million).   These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Revenues	$80,854	$73,109
Costs of operations	66,745	51,320
Gross profit	14,109	21,789
Corporate operating expenses	(4,855)	(8,197)
Equity in earnings of unconsolidated partnerships	400	327
Impairment and restructuring charges	—	(7,143)
Interest expense, net	(10,964)	(10,486)
Income (loss) before income taxes	(1,310)	(3,710)
Provision (benefit) for income taxes	(524)	(1,484)
Net income (loss)	$(786)	$(2,226)

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price we paid over the fair value of the tangible and intangible assets and liabilities acquired in acquisitions.   In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.   Net other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from five to thirty years.

A reconciliation of goodwill for the three months ended September 30, 2004 is as follows (amounts in thousands):

	Mobile	Fixed	Consolidated
	(unaudited)
Goodwill, June 30, 2004	$106,064	$174,881	$280,945
Adjustments to goodwill	(1,800)	391	(1,409)
Goodwill, September 30, 2004	$104,264	$175,272	$279,536

We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each fiscal year.   As part of the evaluation, we compare the carrying value of each intangible asset with its fair value to determine whether there

has been impairment.   We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.   Adjustments to goodwill result from the allocation of amounts to other intangible assets was based on a completed valuation of our August 2003 acquisition.   As of September 30, 2004, we do not believe any impairment of goodwill or other intangible assets has occurred.

A reconciliation of other intangible assets is as follows (amounts in thousands):

	September 30, 2004		September 30, 2003
	Gross Carrying Value	Gross Accumulated Amortization	Carrying Value	Accumulated Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,410	$1,964	$18,010	$1,065
Wholesale contracts	15,380	7,145	11,180	4,286
	39,790	9,109	29,190	5,351

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$48,470	$9,109	$37,870	$5,351

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5-7 years

Amortization of intangible assets was approximately $1.0 million and $0.8 million for the three months ended September 30, 2004 and 2003, respectively.

6.    NOTES PAYABLE

Through InSight, we have a credit facility, or Credit Facility, with Bank of America, N.A. and a syndicate of other lenders consisting of (1) a term loan with a principal balance of approximately $219.5 million, (2) an additional term loan with a principal balance of approximately $50.0 million, and (3) a $50.0 million revolving credit facility.   As of September 30, 2004, there were no borrowings under the revolving credit facility.   Borrowings under the Credit Facility bear interest at LIBOR plus 3.5% to 3.75%.  We are required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts.  We expect to use the revolving credit facility to fund our future working capital needs.

Through InSight, we also have outstanding $225 million in unsecured senior subordinated notes, or Notes.   Additionally, in March 2004, we issued $25 million in a private placement of unsecured senior subordinated notes, or New Notes.  The Notes and New Notes mature in November 2011 and bear interest at 9.875% payable semi-annually.   The Notes and New Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.   The New Notes have terms identical to the Notes, but our pending exchange offer registration statement on Form S-4 which was filed with the SEC on November 3, 2004 has not yet become effective.

The credit agreement related to the Credit Facility and the indenture related to the Notes and the New Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.   As of September 30, 2004, we were in compliance with these covenants.

7.    HEDGING ACTIVITIES

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

We have established policies and procedures to permit limited types and amounts of off-balance sheet hedges to help manage interest rate risk.  InSight had entered into an interest rate swap to pay a fixed rate of interest to a counterparty and received a floating rate of interest and had designated the interest rate swap as a cash flow hedge of its floating rate debt.  The swap agreement expired in September 2004.  We have no other off-balance sheet hedging activities.

8.    CAPITAL STOCK

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation”, we account for the options issued to employees in accordance with APB Opinion No. 25.    SFAS 123 requires that we present pro-forma disclosures of net income (loss) as if we had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.    Our net income (loss) would have reflected the following pro-forma amounts (amounts in thousands):

		Three Months Ended September 30,
		2004	2003
		(unaudited)
Net income (loss):	As reported	$(786)	$1,610
	Expense	(66)	(100)
	Pro-forma	$(852)	$1,510

An option for 20,000 shares was granted during the three months ended September 30, 2004.  The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

Expected term (years)	10
Volatility	0.00%
Annual dividend per share	$0.00
Risk-free interest rate	4.27%
Weighted-average fair value of options granted	$6.82

9.    SEGMENT INFORMATION

We have two reportable segments:  the mobile division and the fixed division, which are business units defined primarily by the type of service provided.    The mobile division operates primarily mobile facilities while the fixed division operates primarily fixed-site centers, although each division generates both contract services and patient services revenues.    We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments.    We also do not allocate income taxes to the two segments.    We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands):

Three months ended September 30, 2004 (unaudited):

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$29,660	$3,908	$—	$33,568
Patient services revenues	396	46,890	—	47,286
Total revenues	30,056	50,798	—	80,854
Depreciation and amortization	(7,815)	(6,272)	(2,261)	(16,348)
Total costs of operations	(23,760)	(37,914)	(5,071)	(66,745)
Corporate operating expenses	—	—	(4,855)	(4,855)
Equity in earnings of unconsolidated partnerships	—	400	—	400
Interest expense, net	(2,474)	(1,735)	(6,755)	(10,964)
Income (loss) before income taxes	3,822	11,549	(16,681)	(1,310)

Additions to property and equipment	2,964	4,504	661	8,129

Three months ended September 30, 2003 (unaudited):

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$26,565	$4,175	$—	$30,740
Patient services revenues	514	37,518	—	38,032
Total revenues	27,079	41,693	—	68,772
Depreciation and amortization	(6,737)	(4,983)	(2,082)	(13,802)
Total costs of operations	(19,422)	(29,766)	(4,034)	(53,222)
Corporate operating expenses	—	—	(3,503)	(3,503)
Equity in earnings of unconsolidated partnerships	—	759	—	759
Interest expense, net	(2,934)	(1,872)	(5,315)	(10,121)
Income (loss) before income taxes	4,723	10,814	(12,852)	2,685

Additions to property and equipment	2,260	4,588	1,538	8,386

10.    NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” (FIN 46) which is an interpretation of Accounting Research Bulletin No. 51, and “Consolidated Financial Statements. “  FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE.    In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN-46-R) to address certain FIN 46 implementation issues.    The effective dates and impact of FIN 46 and FIN 46-R for our condensed consolidated financial statements are as follows:

(1)          Special purpose entities (SPEs) created prior to February 1, 2003:  We must apply the provisions of FIN 46.    We have completed our assessment and determined that we have no SPEs.

(2)          Non-SPEs created prior to February 1, 2003:  We did not enter into any significant joint venture or partnership agreements prior to February 1, 2003 which are not included in the condensed consolidated financial statements for the three months ended September 30, 2004 and 2003.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  We must apply to apply the provisions of FIN 46.    We do not have any entity that qualifies as a VIE.

11.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the Notes and the New Notes (Note 6).    These guarantees are full, unconditional and joint and several.    The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for our investment in InSight and its subsidiaries under the equity method of accounting.    Dividends from InSight to us are restricted under the Credit Facility.    This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$36,438	$4,839	$—	$41,277
Trade accounts receivables, net	—	—	45,838	8,028	—	53,866
Other current assets	—	—	5,526	157	—	5,683
Intercompany accounts receivable	87,086	519,720	19,570	—	(626,376)	—
Total current assets	87,086	519,720	107,372	13,024	(626,376)	100,826
Property and equipment, net	—	—	212,376	22,827	—	235,203
Investments in partnerships	—	—	2,630	—	—	2,630
Investments in consolidated subsidiaries	7,069	7,069	11,154	—	(25,292)	—
Other assets	—	—	18,888	63	—	18,951
Goodwill and other intangible assets, net	—	—	314,394	4,503	—	318,897
	$94,155	$526,789	$666,814	$40,417	$(651,668)	$676,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,639	$4,488	$741	$—	$7,868
Accounts payable and other accrued expenses	—	—	37,722	1,607	—	39,329
Intercompany accounts payable	—	—	606,567	19,809	(626,376)	—
Total current liabilities	—	2,639	648,777	22,157	(626,376)	47,197
Notes payable and capital lease obligations, less current portion	—	516,842	11,096	1,936	—	529,874
Other long-term liabilities	—	239	(128)	5,170	—	5,281
Stockholders’ equity	94,155	7,069	7,069	11,154	(25,292)	94,155
	$94,155	$526,789	$666,814	$40,417	$(651,668)	$676,507

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,820	$4,592	$—	$30,412
Trade accounts receivables, net	—	—	47,048	7,962	—	55,010
Other current assets	—	—	6,058	149	—	6,207
Intercompany accounts receivable	87,086	520,047	19,865	—	(626,998)	—
Total current assets	87,086	520,047	98,791	12,703	(626,998)	91,629
Property and equipment, net	—	—	219,584	22,752	—	242,336
Investments in partnerships	—	—	2,901	—	—	2,901
Investments in consolidated subsidiaries	7,855	7,855	10,864	—	(26,574)	—
Other assets	—	—	19,218	84	—	19,302
Goodwill and other intangible assets, net	—	—	314,960	4,503	—	319,463
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,514	$4,540	$722	$—	$7,776
Accounts payable and other accrued expenses	—	—	34,304	1,433	—	35,737
Intercompany accounts payable	—	—	607,133	19,865	(626,998)	—
Total current liabilities	—	2,514	645,977	22,020	(626,998)	43,513
Notes payable and capital lease obligations, less current portion	—	517,289	12,622	2,136	—	532,047
Other long-term liabilities	—	244	(136)	5,022	—	5,130
Stockholders’ equity	94,941	7,855	7,855	10,864	(26,574)	94,941
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$68,757	$12,097	$—	$80,854
Costs of operations	—	—	56,199	10,546	—	66,745
Gross profit	—	—	12,558	1,551	—	14,109

Corporate operating expenses	—	—	(4,855)	—	—	(4,855)

Equity in earnings of unconsolidated partnerships	—	—	400	—	—	400
Interest expense, net	—	—	(10,636)	(328)	—	(10,964)
Income (loss) before income taxes	—	—	(2,533)	1,223	—	(1,310)

Provision (benefit) for income taxes	—	—	(524)	—	—	(524)
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	—	(2,009)	1,223	—	(786)

Equity in income (loss) of consolidated subsidiaries	(786)	(786)	1,223	—	349	—
Net income (loss)	$(786)	$(786)	$(786)	$1,223	$349	$(786)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$57,023	$11,749	$—	$68,772
Costs of operations	—	—	43,247	9,975	—	53,222
Gross profit	—	—	13,776	1,774	—	15,550

Corporate operating expenses	—	—	(3,503)	—	—	(3,503)

Equity in earnings of unconsolidated partnerships	—	—	759	—	—	759

Interest expense, net	—	—	(9,695)	(426)	—	(10,121)
Income before income taxes	—	—	1,337	1,348	—	2,685

Provision for income taxes	—	—	1,075	—	—	1,075
Income before equity in income of consolidated subsidiaries	—	—	262	1,348	—	1,610

Equity in income of consolidated subsidiaries	1,610	1,610	1,348	—	(4,568)	—
Net income	$1,610	$1,610	$1,610	$1,348	$(4,568)	$1,610

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income (loss)	$(786)	$(786)	$(786)	$1,223	$349	$(786)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	—	15,050	1,298	—	16,348
Equity in income (loss) of consolidated subsidiaries	786	786	(1,223)	—	(349)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	1,210	(66)	—	1,144
Intercompany receivables, net	—	571	708	(1,279)	—	—
Other current assets	—	—	532	(8)	—	524
Accounts payable and other accrued expenses	—	—	3,418	174	—	3,592
Net cash provided by operating activities	—	571	18,909	1,342	—	20,822

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(6,864)	(1,355)	—	(8,219)
Other	—	—	(101)	293	—	192
Net cash used in investing activities	—	—	(6,965)	(1,062)	—	(8,027)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(566)	(1,334)	(181)	—	(2,081)
Other	—	(5)	8	148	—	151
Net cash used in financing activities	—	(571)	(1,326)	(33)	—	(1,930)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	10,618	247	—	10,865
Cash, beginning of period	—	—	25,820	4,592	—	30,412
Cash, end of period	$—	$—	$36,438	$4,839	$—	$41,277

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$1,610	$1,610	$1,610	$1,348	$(4,568)	$1,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	12,463	1,339	—	13,802
Equity in income of consolidated subsidiaries	(1,610)	(1,610)	(1,348)	—	4,568	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	(3,235)	(123)	—	(3,358)
Intercompany receivables, net	—	(49,497)	54,098	(4,601)	—	—
Other current assets	—	—	2,410	164	—	2,574
Accounts payable and other accrued expenses	—	—	2,944	19	—	2,963
Net cash provided by (used in) operating activities	—	(49,497)	68,942	(1,854)	—	17,591

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers and mobile facilities	—	—	(52,515)	—	—	(52,515)
Additions to property and equipment	—	—	(8,177)	(209)	—	(8,386)
Other	—	—	(398)	—	—	(398)
Net cash used in investing activities	—	—	(61,090)	(209)	—	(61,299)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(503)	(1,295)	(149)	—	(1,947)
Proceeds from issuance of notes payable	—	50,000	—	1,125	—	51,125
Other	—	—	(1,130)	1,080	—	(50)
Net cash provided by (used in) financing activities	—	49,497	(2,425)	2,056	—	49,128

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	5,427	(7)	—	5,420
Cash, beginning of period	—	—	15,965	3,589	—	19,554
Cash, end of period	$—	$—	$21,392	$3,582	$—	$24,974

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements.”  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information.  When used in this report the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

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

If any of these risks or uncertainties materializes, or if any of our underlying assumptions is incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements.    We do not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

OVERVIEW

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this report on Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this report on Form 10-Q mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation.

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We provide our services

through an integrated network of fixed-site centers and mobile facilities in targeted regions throughout the United States.   We operate in 37 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 72% of our total revenues from MRI services during the three months ended September 30, 2004, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, CT, mammography, bone densitometry, diagnostic ultrasound, lithotripsy and x-ray.   We have developed and continue to develop strong regional networks of diagnostic imaging centers and facilities, enabling us to effectively serve our customers and maximize utilization of our imaging equipment.

As of September 30, 2004, our network consists of 120 fixed-site centers and 115 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers, including healthcare providers, such as hospitals and physicians, and payors such as managed care organizations, Medicare, Medicaid and insurance companies.  Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We operate as two divisions, the mobile division and the fixed division, which also constitute our two reportable segments.  Our mobile division includes 30 parked mobile facilities, each of which serves a single customer.  Our fixed division includes four mobile facilities as part of our fixed division operations in Maine.  Certain financial information regarding our reportable segments is included in Note 9 to our condensed consolidated financial statements, which are a part of this Form 10-Q.

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

Our principal executive offices are located at 26250 Enterprise Court, Suite 100, Lake Forest, California 92630, and our telephone number is (949) 282-6000.  Our internet address is www.insighthealth.com.  www.insighthealth.com is a textual reference only, meaning that the information contained on the website is not part of this Form 10-Q and is not incorporated by reference in this Form 10-Q or in any other filings we make with the Securities and Exchange Commission, or SEC.

Recent Developments

On April 1, 2004, we acquired the stock of Comprehensive Medical Imaging, Inc., or CMI, a subsidiary of Cardinal Health, Inc., from Cardinal Health, Inc., which owned and operated 21 fixed-site centers located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia.  The aggregate purchase price for these centers was approximately $49.0 million.  We refer to this acquisition as the CMI acquisition.

On August 1, 2003, we acquired 22 mobile facilities primarily operating in the Mid-Atlantic states from CDL Medical Technologies, Inc.  The aggregate purchase price for these facilities was approximately $49.9 million.  We refer to this acquisition as the CDL acquisition.

In August 2003, we acquired a joint venture interest in a CT fixed-site center located in Hammonton, New Jersey.   In February 2004, through a joint venture we opened a fixed-site center in Columbus, Ohio.  In April 2004, we opened a fixed-site center in Simi Valley, California.  All three of these transactions were financed with internally generated funds.

RESULTS OF OPERATIONS

Segments

We have two reportable segments, the fixed division and the mobile division:

Fixed Division:  Generally, our fixed division operates freestanding imaging centers which we refer to as fixed-site centers.  However, our fixed division also includes four mobile facilities as part of our fixed division in Maine.  Revenues at our fixed-site centers are primarily generated from services billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, which we generally refer to as our patient services revenues and management fees.  Our fixed division revenues are dependent on our ability to:

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

•                  an increase in deductibles and co-payment charges to patients; and

•                  an increase in the preauthorization requirements applicable to diagnostic imaging services by certain managed care organizations.

Mobile Division:  Our mobile division operates mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Our mobile division includes 30 parked mobile facilities, each of which serves a single customer.  Revenues from our mobile division are primarily generated from fee-for-service arrangements and fixed fee contracts billed directly to our hospital, physician group and other healthcare provider customers, which we generally refer to as contract services revenues.  Our mobile division revenues are dependent on our ability to:

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

•                  a reduction in inpatient volumes at our fee-for-service customers due to higher unemployment rates and increased deductibles and co-payments to patients; and

•                  a reduction in short-term rental activities.

Our revenues in both divisions could also be affected by the timing of holidays, patient and referring physician vacation schedules and inclement weather.

Reimbursement

Medicare:  The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others.  Beginning in late 1983, prospective payment regulations for hospital inpatient services became effective under the federal Medicare program.  Providers are paid by the federal government in accordance with regulations promulgated by the Department of Health and Human Services and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full.  In general, these regulations provide for a specific prospective payment to reimburse hospitals for inpatient treatment services based upon the diagnosis of the patient.

In 2000, the Centers for Medicare and Medicaid Services, or CMS, published its final rules concerning the new hospital outpatient prospective payment system, or OPPS, for most outpatient services in Medicare-participating hospitals.   As a result of the implementation of the OPPS, effective August 1, 2000, Medicare began paying hospitals, except critical access hospitals, for outpatient services on a rate per service basis that varies according to the ambulatory payment classification (APC) group the service is assigned rather than on a hospital’s costs.  Due to OPPS’ anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics.  While most of the transitional payments expired in 2003, CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC.  Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.  However, the overall effect of OPPS is to decrease reimbursement rates from those paid under the prior cost-based system.  Multi-modality and certain fixed-site centers which are freestanding are not directly affected by OPPS, which applies only to hospital-based facilities. Congressional and regulatory actions reflect industry-wide cost-containment pressures that we believe will affect all healthcare providers for the foreseeable future.

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

Revenues

We receive revenues by providing services to patients, hospitals and other healthcare providers.  Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker’s compensation funds (collectively, “payors”).  Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed.  Most third-party payors require preauthorization before an MRI or PET procedure is performed on a patient.  Patient services revenues also includes balances due from patients, which are primarily collected at the time the procedure is performed.  Our charge for a procedure is comprised of charges for both the technical and professional components of the service.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.  Our billing system does not generate contractual adjustments.  Contractual adjustments are manual estimates based upon an analysis of (i) historical experience of contractual payments from payors and (ii) the outstanding accounts receivables from payors. Contractual adjustments are written off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.

We refer to our revenues from hospitals, physician groups and other healthcare providers as contract services revenues.  Contract services revenues are primarily generated from fee-for-service arrangements, fixed fee contracts and management fees billed to the hospital, physician group or other healthcare provider.  Contract services revenues are generally billed to our customers on a monthly basis.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

The provision for doubtful accounts related to revenues is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that will be uncollectible from patients, payors, hospitals and other healthcare providers.  The provision for doubtful accounts includes amounts to be written off with respect to (1) specific accounts involving customers which are financially unstable or materially fail to comply with the payment terms of their contract and (2) other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.  Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for the three months ended September 30, 2004 (unaudited):

Payor	Percent of Total Revenues

Hospitals, physician groups, and other healthcare providers (1)	43%
Managed Care and Insurance	38%
Medicare/Medicaid	14%
Workers’ Compensation	4%
Other	1%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations.  As a result, a high percentage of our total operating expenses are fixed.  Our fixed costs include debt service and capital lease payments, rent and operating lease payments, salaries and benefit obligations, equipment maintenance expenses, and insurance and vehicle operation costs.  Due to the increase in mobile PET and PET/CT facilities, which are moved more frequently, our vehicle operation costs will continue to increase until we can maximize geographic operating efficiencies.  Because a large portion of our operating expenses are fixed, any increase in our procedure volume disproportionately increases our operating cash flow.  Conversely, any decrease in our procedure volume disproportionately decreases our operating cash flow.  Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film, contrast media and radiopharmaceuticals used in PET procedures.

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,

	2004	2003
	(unaudited)

REVENUES:	100.0%	100.00%

COSTS OF OPERATIONS:
Costs of services	59.9	55.4
Provision for doubtful accounts	2.0	1.6
Equipment leases	0.4	0.3
Depreciation and amortization	20.2	20.1
Total costs of operations	82.5	77.4

Gross profit	17.5	22.6

CORPORATE OPERATING EXPENSES	(6.0)	(5.1)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.5	1.1

INTEREST EXPENSE, net	(13.6)	(14.7)

Income (loss) before income taxes	(1.6)	3.9

PROVISION (BENEFIT) FOR INCOME TAXES	(0.6)	1.6

Net income (loss)	(1.0)%	2.3%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2004	2003
	(unaudited)

Fixed division	$50,798	$41,693
Mobile division	30,056	27,079
Total	$80,854	$68,772

Three Months Ended September 30, 2004 and 2003

Revenues:  Revenues increased approximately 17.6% from approximately $68.8 million for the three months ended September 30, 2003, to approximately $80.9 million for the three months ended September 30, 2004.  This increase was due to an increase in revenues from our fixed division (approximately $9.1 million) and an increase in revenues from our mobile division (approximately $3.0 million).  Revenues for our fixed division and mobile division represented approximately 63% and 37%, respectively, of our total revenues for the three months ended September 30, 2004.

Revenues from our fixed division increased approximately 21.8% from approximately $41.7 million for the three months ended September 30, 2003, to approximately $50.8 million for the three months ended September 30, 2004.  The increase was due to (1) the CMI acquisition (approximately $9.9 million) and (2) revenues from the fixed-site centers we opened in 2004 and 2003 (approximately $0.7 million), partially offset by a reduction in (1) revenues from our existing fixed-site centers (approximately $0.9 million) and (2) revenues from the center we sold in 2003 (approximately $0.6 million).  The decrease in our revenues from our existing fixed-site centers was the result of a 2% decrease in utilization.

Revenues from our mobile division increased approximately 11.0% from approximately $27.1 million for the three months ended September 30, 2003, to approximately $30.1 million for the three months ended September 30, 2004. The increase was due to (1) the CDL acquisition (approximately $1.9 million) and (2) revenues from our existing mobile facilities (approximately $1.1 million).  The increase in revenues from our existing mobile facilities was the result of higher PET revenues (approximately $1.3 million), partially offset by lower MRI and other revenues (approximately $0.2 million).  The increase in PET revenues was primarily due to an increase in the number of PET facilities in service.  The decrease in MRI revenues was due to a decrease in the number of MRI facilities in service, partially offset by an increase in procedure volume at existing mobile facilities.

Approximately 58% of our total revenues for the three months ended September 30, 2004 were generated from patient services revenues.  Patient services revenues for the fixed division and mobile division represented approximately 99% and 1%, respectively, of total patient services revenues for the three months ended September 30, 2004.  Approximately 42% of our total revenues for the three months ended September 30, 2004, were generated from contract services revenues.  Contract services revenues for the fixed division and mobile division represented approximately 12% and 88%, respectively, of total contract services revenues for the three months ended September 30, 2004.

Costs of Operations:  Costs of operations increased approximately 25.4% from approximately $53.2 million for the three months ended September 30, 2003, to approximately $66.7 million for the three months ended September 30, 2004.  This increase was due primarily to (1) the CDL and CMI acquisitions (approximately $1.2 million and $7.8 million, respectively), (2) increased costs at our existing fixed-site centers and mobile facilities (approximately $4.3 million) and (3) costs at the fixed-site centers we opened in 2004 and 2003 (approximately $0.7 million), partially offset by reduced costs from the center we sold in 2003 (approximately $0.5 million).  The increase in costs of operations at our existing fixed-site centers and mobile facilities is due primarily to higher salaries and benefits (approximately $2.2 million), depreciation and amortization expense (approximately $1.1 million), an increase in vehicle costs (approximately $0.5 million), and higher insurance costs (approximately $0.3 million).

Costs of operations at our fixed division increased approximately 27.4% from approximately $29.8 million for the three months ended September 30, 2003, to approximately $37.9 million for the three months ended September 30, 2004.  The increase was due to (1) the CMI acquisition (approximately $7.8 million), (2) costs at the fixed-site centers we opened in 2004 and 2003 (approximately $0.7 million), and (3) a charge for one-time severance payments for terminated employees (approximately $0.3 million), partially offset by (1) reduced costs from the sale of a fixed-site center in Hobart, Indiana (approximately $0.5 million) and (2) a decrease in costs at our existing fixed-site centers (approximately $0.2 million).  The decrease in costs of operations at our existing fixed-site centers was due primarily to a reduction in medical supply costs (approximately $0.2 million) and a reduction in the provision for doubtful accounts (approximately $0.1 million).

Costs of operations at our mobile division increased approximately 22.3% from approximately $19.4 million for the three months ended September 30, 2003, to approximately $23.8 million for the three months ended September 30, 2004.  The increase was due to (1) the CDL acquisition (approximately $1.2 million) and (2) increased costs at our existing mobile facilities (approximately $3.2 million).  The increase in costs at our existing mobile facilities was due to higher salaries and benefits (approximately $1.1 million), particularly technologists, an increase in vehicle costs (approximately $0.4 million), an increase in medical supply costs (approximately $0.2 million), higher depreciation and amortization expense (approximately $0.8 million) and an increase in the provision for doubtful accounts (approximately $0.2 million).  The increase in costs of operations at existing mobile facilities results primarily from an increase in costs to operate our PET and PET/CT facilities which have higher (1) medical supply costs relating to the use of radiopharmaceuticals, (2) technologist salaries relating to the shortage of PET technologists and the increase in the number of technologists needed to operate PET/CT facilities and (3) vehicle operation costs relating to the fact that PET and PET/CT facilities are moved more frequently. We believe that these higher costs will continue as we add additional PET and PET/CT facilities.

Corporate Operating Expenses:  Corporate operating expenses increased approximately 38.6% from approximately $3.5 million for the three months ended September 30, 2003, to approximately $4.9 million for the three months ended September 30, 2004.  During the three months ended September 30, 2004, we recorded a charge for one-time severance payments for terminated employees (approximately $0.8 million).  The remaining increase was also due primarily to higher salaries and benefits (approximately $0.2 million), additional legal and accounting costs (approximately $0.2 million), and additional occupancy costs (approximately $0.1 million).

Interest Expense, net:  Interest expense, net increased approximately 8.3% from approximately $10.1 million for the three months ended September 30, 2003, to approximately $11.0 million for the three months ended September 30, 2004.  The increase was due primarily to additional debt related to the CDL and CMI acquisitions, partially offset by principal payments on notes payable and capital lease obligations.

Provision (Benefit) for Income Taxes:  Provision (benefit) for income taxes decreased from a provision of  $1.1 million for the three months ended September 30, 2003, to a benefit of approximately $0.5 million for the three months ended September 30, 2004, due to the pretax loss for the three months ended September 30, 2004.  We have recorded a tax provision (benefit) at an effective rate of 40% for the three months ended September 30, 2004 and 2003.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital expenditure requirements from net cash provided by operating activities, capital and operating leases and our credit facility.  We will fund future working capital and capital expenditure requirements from net cash provided by operating activities, capital and operating leases, and, to the extent necessary, our revolving credit facility.

Liquidity:  We believe, based on currently available information, that future cash flows provided by operating activities will be adequate to meet our anticipated interest expense, federal and state cash tax expense, capital expenditures, working capital, scheduled principal payments and other debt repayments while meeting all covenant requirements under our credit facility for the next twelve months.

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

Cash and cash equivalents as of September 30, 2004 were approximately $41.3 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the demand for our services in the mobile division;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of cash flows is as follows (amounts in thousands):

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Net cash provided by operating activities	$20,822	$17,591
Net cash used in investing activities	(8,027)	(61,299)
Net cash provided by (used in) financing activities	(1,930)	49,128

Net cash provided by operating activities was approximately $20.8 million for the three months ended September 30, 2004 and resulted primarily from net income before depreciation and amortization (approximately $15.6 million), an increase in accounts payable and accrued expenses (approximately $3.6 million), a decrease in other current assets (approximately $0.5 million) and a decrease in trade accounts receivables, net (approximately $1.1 million).  The increase in accounts payable and accrued expenses is due to an increase in accrued interest primarily related to the timing of interest payments on our senior subordinated notes.

Net cash used in investing activities was approximately $8.0 million for the three months ended September 30, 2004. Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers (approximately $8.2 million).

Net cash used in financing activities was approximately $1.9 million for the three months ended September 30, 2004. Cash used in financing activities resulted primarily from principal payments of notes payable and capital lease obligations (approximately $2.1 million).

The following table sets forth our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the three months ended September 30, 2004 and 2003.  EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  We present the discussion of EBITDA because covenants in the indenture governing our senior subordinated notes and the credit agreement relating to our credit facility contain ratios based on this measure.   Our reconciliation of EBITDA to net cash provided by operating activities is as follows (amounts in thousands):

	Three Months Ended September 30,
	2004	2003
	(unaudited)
Net cash provided by operating activities	$20,822	$17,591
Provision (benefit) for income taxes	(524)	1,075
Interest expense, net	10,964	10,121
Net change in operating assets and liabilities	(5,260)	(2,179)
EBITDA	$26,002	$26,608

EBITDA decreased approximately 2.3% from approximately $26.6 million for the three months ended September 30, 2003, to approximately $26.0 million for the three months ended September 30, 2004.  This decrease was due primarily to (1) a reduction at existing facilities (approximately $3.2 million), (2) a reduction at the fixed-site center we sold in 2003 (approximately $0.2 million) and (3) an increase in corporate operating and other expenses (approximately $1.7 million), partially offset by increases due to (1) the CDL and CMI acquisitions (approximately $1.1 million and $3.3 million, respectively) and (2) the fixed-site centers we opened in 2004 and 2003 (approximately $0.1 million).  EBITDA for the fixed division increased approximately 10.7% from approximately

$17.7 million for the three months ended September 30, 2003, to approximately $19.6 million for the three months ended September 30, 2004.  This increase was due primarily to (1) the CMI acquisition (approximately $3.3 million) and (2) the fixed-site centers we opened in 2004 and 2003 (approximately $0.1 million), partially offset by a decrease at our existing fixed-site centers (approximately $1.3 million) and a decrease at the fixed-site center we sold in 2003 (approximately $0.2 million).  EBITDA for the mobile division decreased approximately 2.0% from approximately $14.4 million for the three months ended September 30, 2003, to approximately $14.1 million for the three months ended September 30, 2004.  This decrease was due to a reduction at our existing mobile facilities (approximately $1.3 million), partially offset by the CDL acquisition (approximately $1.1 million).

Capital Expenditures:  As of September 30, 2004, we have committed to purchase or lease at an approximate aggregate cost of $8.0 million, six diagnostic imaging systems through February 2005.  We expect to use either internally generated funds or leases to finance the purchase of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our business strategy.

In addition, in connection with the implementation of the electronic transactions, security and privacy standards mandated by the Health Insurance Portability and Accountability Act of 1996, we have spent approximately $1.8 million as of September 30, 2004, to make necessary software upgrades to our proprietary information system to make it conform with the privacy and electronic standards.  We expect to spend an additional $0.5 million to conform with the security standards by April 2005.

Credit Facility and Senior Subordinated Notes:  As of September 30, 2004, through InSight, we have a credit facility with Bank of America, N.A. and a syndicate of other lenders consisting of:  (1) a term loan with a principal balance of approximately $219.5 million, (2) an additional term loan with a principal balance of approximately $50.0 million and (3) a $50.0 million revolving credit facility.  Borrowings under the credit facility bear interest at LIBOR plus 3.5% to 3.75%.  We are required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts.  As of November 5, 2004, there were no borrowings under the revolving credit facility.

In addition to the indebtedness under our credit facility, through InSight, we have outstanding $250 million of  9.875% senior subordinated notes.  The notes mature in November 2011, with interest payable semi-annually and are redeemable at our option, in whole or in part, on or after November 1, 2006.

The credit facility contains various restrictive covenants which prohibit us from prepaying other indebtedness, including the notes, and require us to maintain specified financial ratios and satisfy financial condition tests.  As of September 30, 2004, we were in compliance with these covenants.  In addition, the credit facility prohibits InSight from declaring or paying any dividends to us and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or we fail to meet the conditions of, the credit facility or if payment creates a default under the credit facility.

NEW PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” (FIN 46) which is an interpretation of Accounting Research Bulletin No. 51, and “Consolidated Financial Statements.”  FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE.  In December 2003, the FASB issued FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN-46-R) to address certain FIN 46 implementation issues.  The effective dates and impact of FIN 46 and FIN 46-R for the company’s condensed consolidated financial statements are as follows:

(1)          Special purpose entities (SPEs) created prior to February 1, 2003:  We must apply the provisions of FIN 46.  We have completed our assessment and determined that we have no SPEs.

(2)          Non-SPEs created prior to February 1, 2003:  We did not enter into any significant joint venture or partnership agreements prior to February 1, 2003 which are not included in the condensed consolidated financial statements for the three months ended September 30, 2004 and 2003.

(3)          All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003:  We must apply the provisions of FIN 46.   We do not have any entity that qualifies as a VIE.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies.  A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which is included in our Annual Report on Form 10-K for the period ended June 30, 2004 filed with the SEC on September 24, 2004.

RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial health.

As of September 30, 2004, we had total indebtedness of approximately $537.7 million which comprised approximately 85.1% of our total capitalization.  Our substantial indebtedness could have important consequences to us. For example, it could:

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

At September 30, 2004, our assets included approximately $318.9 million of intangible assets, representing approximately 47% of our total consolidated assets.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under our credit facility or our indenture or any bankruptcy or dissolution of our company, the realizable value of these assets may be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates.  At September 30, 2004, approximately 51.9% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt.  If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For the three months ended September 30, 2004, we derived approximately 58% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues.  Moreover, our healthcare provider customers on whom we depend for approximately 42% of our revenues generally rely on reimbursement from third-party payors. In the past, initiatives have been proposed and implemented which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Similar initiatives enacted in the future may have an adverse impact on our financial condition and our operations.

Under Medicare’s OPPS a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs.  OPPS was implemented on August 1, 2000 and due to the anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics.  While most of the transitional payments expired in 2003, the CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC.  Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.  However, the overall effect of OPPS is to decrease reimbursement rates from those paid under the prior cost-based system.

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

Our financial results depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. Approximately 33% of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 80% for the three months ended September 30, 2004.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller facilities which have lower procedure volumes.  In addition, attractive financing from original equipment manufacturers may cause hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  If attractive financing causes hospitals and physician groups to establish their own diagnostic imaging centers, our business, financial condition and results of operations would be materially adversely affected.  Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our revenues.

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

•                  United States Food and Drug Administration requirements;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of September 30, 2004, a 1% change in interest rates on our $269.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.7 million.  The weighted-average interest rate on our floating debt as of September 30, 2004 was approximately 5.1%.

Through InSight, we also have outstanding $250 million in senior subordinated notes which mature in November 2011 and bear interest at 9.875%, payable semi-annually.  The fair value of our senior subordinated notes as of September 30, 2004 was approximately $252.5 million.

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

ITEM 4.   CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 9, 2004, stockholders holding a majority of our common stock, acting pursuant to a written consent, removed Steven T. Plochocki as one of our directors.  This removal was in connection with Mr. Plochocki’s departure as our Chief Executive Officer and President.  The vacancy on the board of directors was not filled and remained open as of September 30, 2004.

ITEM 6.   EXHIBITS

10.23                                 Stock Option Agreement dated August 12, 2004, by and between the Company and Michael N. Cannizzaro, filed herewith.

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

Date:  November 10, 2004

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

By:	/s/ Michael N. Cannizzaro
Michael N. Cannizzaro
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Brian G. Drazba
Brian G. Drazba
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)