Form 10-Q
period 2004-12-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2005-02-09
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  5,468,814 shares of Common Stock as of February 4, 2005.

The number of pages in this Form 10-Q is 44.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004

Unaudited Condensed Consolidated Statements of Operations for the six months ended December 31, 2004 and 2003

Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

In accordance with SEC Rule 3-10 of Regulation S-X, the unaudited condensed consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included. Condensed financial data for InSight and its subsidiary guarantors is included in Note 10 to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2004	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,895	$30,412
Trade accounts receivables, net	51,309	55,010
Other current assets	9,956	6,207
Total current assets	92,160	91,629

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $146,771 and $119,124, respectively	227,776	242,336

INVESTMENTS IN PARTNERSHIPS	3,850	2,901
OTHER ASSETS	18,103	19,302
OTHER INTANGIBLE ASSETS, net	38,371	38,518
GOODWILL	279,541	280,945
	$659,801	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,888	$2,716
Current portion of capital lease obligations	5,118	5,060
Accounts payable and other accrued expenses	36,820	35,737
Total current liabilities	44,826	43,513

LONG-TERM LIABILITIES:
Notes payable, less current portion	506,851	518,245
Capital lease obligations, less current portion	11,065	13,802
Other long-term liabilities	4,038	5,130
Total long-term liabilities	521,954	537,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at December 31, 2004 and June 30, 2004	5	5
Additional paid-in capital	87,081	87,081
Retained earnings	5,935	7,855
Total stockholders’ equity	93,021	94,941
	$659,801	$675,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Six Months Ended December 31,
	2004	2003

REVENUES:
Contract services	$67,732	$62,866
Patient services	91,237	75,852
Total revenues	158,969	138,718

COSTS OF OPERATIONS:
Costs of services	95,636	79,084
Provision for doubtful accounts	3,077	2,235
Equipment leases	728	426
Depreciation and amortization	32,760	28,245
Total costs of operations	132,201	109,990

Gross profit	26,768	28,728

CORPORATE OPERATING EXPENSES	(8,963)	(6,995)

GAIN ON SALE OF CENTER	—	2,129

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,204	1,252

INTEREST EXPENSE, net	(22,209)	(20,190)

(Loss) income before income taxes	(3,200)	4,924

(BENEFIT) PROVISION FOR INCOME TAXES	(1,280)	1,970

Net (loss) income	$(1,920)	$2,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Three Months Ended December 31,
	2004	2003

REVENUES:
Contract services	$34,164	$32,126
Patient services	43,951	37,820
Total revenues	78,115	69,946

COSTS OF OPERATIONS:
Costs of services	47,178	40,971
Provision for doubtful accounts	1,471	1,109
Equipment leases	395	245
Depreciation and amortization	16,412	14,443
Total costs of operations	65,456	56,768

Gross profit	12,659	13,178

CORPORATE OPERATING EXPENSES	(4,108)	(3,492)

GAIN ON SALE OF CENTER	—	2,129

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	804	493

INTEREST EXPENSE, net	(11,245)	(10,069)

(Loss) income before income taxes	(1,890)	2,239

(BENEFIT) PROVISION FOR INCOME TAXES	(756)	895

Net (loss) income	$(1,134)	$1,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Six Months Ended December 31,
	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(1,920)	$2,954
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of center	—	(2,129)
Depreciation and amortization	32,760	28,245
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	3,701	(1,982)
Other current assets	(3,749)	1,566
Accounts payable and other accrued expenses	1,083	1,594
Net cash provided by operating activities	31,875	30,248

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers and mobile facilities	—	(52,834)
Proceeds from sale of center	—	5,413
Additions to property and equipment	(16,178)	(21,576)
Other	(1,227)	(101)
Net cash used in investing activities	(17,405)	(69,098)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(13,901)	(4,094)
Proceeds from issuance of notes payable	—	51,125
Other	(86)	(38)
Net cash provided by (used in) financing activities	(13,987)	46,993

INCREASE IN CASH AND CASH EQUIVALENTS	483	8,143
Cash, beginning of period	30,412	19,554
Cash, end of period	$30,895	$27,697

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,825	$19,667
Income taxes paid	276	85

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this quarterly report on Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this quarterly report on Form 10-Q mean InSight Health Services Corp., a Delaware corporation and wholly owned subsidiary of InSight Health Services Holdings Corp.   Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in 36 states throughout the United States.   We have two reportable segments:  the mobile division and the fixed division.  Our services are provided through a network of 81 mobile magnetic resonance imaging, or MRI, facilities, 16 mobile positron emission tomography, or PET, facilities, five mobile PET/CT facilities, four mobile lithotripsy facilities, three mobile computed tomography, or CT, facilities, one mobile catheterization lab (collectively, mobile facilities), 79 MRI fixed-site centers, 40 multi-modality fixed-site centers, two PET fixed-site centers, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center (collectively, fixed-site centers).   We have a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.

At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.   INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.   These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the period ended June 30, 2004 filed with the Securities and Exchange Commission, or SEC, on September 24, 2004.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair presentation of results for the period have been included.   The results of operations for the six months ended December 31, 2004 are not necessarily indicative of the results to be achieved for the full fiscal year.

3.   INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries.   Our investment interests in partnerships or limited liability companies, or Partnerships, are accounted for under the equity method of accounting when we own 50 percent or less.   Our investment interests in Partnerships are consolidated when we own more than 50 percent.

4.   ACQUISITIONS

In August 2003, we acquired 22 mobile facilities operating primarily in the Mid-Atlantic states.   The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.   The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.   The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $27.3 million and is reflected as goodwill in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2004.

In April 2004, we acquired 21 fixed-site centers located in California, Arizona, Kansas, Texas, Pennsylvania and Virginia.   The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, real property, customer contracts and other agreements.   The aggregate purchase price was

approximately $49.0 million, which included approximately $35.9 million paid to the seller, approximately $10.6 million for the payment of debt and approximately $2.5 million of transaction costs.   The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $30.6 million and is reflected as goodwill in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2004.

Our unaudited pro-forma combined results of operations for the six and three months ended December 31, 2003, assuming our two acquisitions had occurred as of July 1, 2003, are presented below along with our unaudited results of operations for the six and three months ended December 31, 2004.   The pro-forma combined results of operations for the six and three months ended December 31, 2003, include adjustments to interest expense (approximately $1.8 million and $0.9 million, respectively) and amortization of identified intangible assets (less than $0.1 million).   These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Revenues	$158,969	$168,923	$78,115	$83,953
Costs of operations	132,201	127,981	65,456	65,930
Gross profit	26,768	40,942	12,659	18,023
Corporate operating expenses	(8,963)	(17,086)	(4,108)	(8,851)
Gain on sale of center	—	2,129	—	2,129
Equity in earnings of unconsolidated partnerships	1,204	1,252	804	493
Impairment and restructuring charges	—	(1,150)	—	(1,150)
Interest expense, net	(22,209)	(22,210)	(11,245)	(10,993)
(Loss) income before income taxes	(3,200)	3,877	(1,890)	(349)
(Benefit) provision for income taxes	(1,280)	1,552	(756)	(140)
Net (loss) income	$(1,920)	$2,325	$(1,134)	$(209)

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

A reconciliation of goodwill for the six months ended December 31, 2004 is as follows (unaudited):

	Mobile	Fixed	Consolidated
	(amounts in thousands)

Goodwill, June 30, 2004	$106,064	$174,881	$280,945
Adjustments to goodwill	(1,792)	388	(1,404)
Goodwill, December 31, 2004	$104,272	$175,269	$279,541

We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each fiscal year.   As part of the evaluation, we compare the carrying value of each intangible asset with its fair value to determine whether there has been impairment.   We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.   Adjustments to goodwill result from the allocation of amounts to other intangible assets was based on a completed valuation of our August 2003 acquisition completed during the three months ended September 30, 2004.  As of December 31, 2004, we do not believe any impairment of goodwill or other intangible assets has occurred.

A reconciliation of other intangible assets is as follows (amounts in thousands):

	December 31, 2004		June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,410	$2,168	$24,410	$1,798
Wholesale contracts	15,380	7,931	13,580	6,354
	39,790	10,099	37,990	8,152

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$48,470	$10,099	$46,670	$8,152

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5-7 years

Amortization of intangible assets was approximately $1.9 million and $1.6 million for the six months ended December 31, 2004 and 2003, respectively.

6.   NOTES PAYABLE

Through InSight, we have a credit facility, or Credit Facility, with Bank of America, N.A. and a syndicate of other lenders consisting of (1) a term loan with a principal balance of approximately $218.9 million, (2) an additional term loan with a principal balance of approximately $40.0 million, and (3) a $50.0 million revolving credit facility.   As of December 31, 2004, there were no borrowings under the revolving credit facility.   Borrowings under the Credit Facility bear interest at LIBOR plus 3.5% to 4.0%.  We are required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts.  We expect to use the revolving credit facility to fund our future working capital needs.

Through InSight, we also have outstanding $225 million in unsecured senior subordinated notes, or Notes.   Additionally, in March 2004, we issued $25 million in a private placement of unsecured senior subordinated notes, or New Notes.  The Notes and New Notes mature in November 2011 and bear interest at 9.875% payable semi-annually.   The Notes and New Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.   The New Notes have terms identical to the Notes, but are subject to certain restrictions until they are exchanged for notes that have been registered with the SEC.

The credit agreement related to the Credit Facility and the indenture related to the Notes and the New Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.   As of December 31, 2004, we were in compliance with these covenants.

7.   CAPITAL STOCK

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation”, we account for the options issued to employees in accordance with APB Opinion No. 25.    SFAS 123 requires that we present pro-forma disclosures of net (loss) income as if we had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.    Our net (loss) income would have reflected the following pro-forma amounts (amounts in thousands):

		Six Months Ended December 31,		Three Months Ended December 31,
		2004	2003	2004	2003
		(unaudited)		(unaudited)

Net (loss) income:	As reported	$(1,920)	$2,954	$(1,134)	$1,344
	Expense	(134)	(200)	(68)	(100)
	Pro-forma	$(2,054)	$2,754	$(1,202)	$1,244

An option for 20,000 shares was granted during the six months ended December 31, 2004.    The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

Expected term (years)	10
Volatility	0.00%
Annual dividend per share	$0.00
Risk-free interest rate	4.27%
Weighted-average fair value of options granted	$6.82

8.   SEGMENT INFORMATION

We have two reportable segments:  the mobile division and the fixed division, which are business units defined primarily by the type of service provided.    The mobile division operates primarily mobile facilities while the fixed division operates primarily fixed-site centers, although each division generates both contract services and patient services revenues.    We do not allocate corporate and billing related costs, depreciation related to our billing system, amortization related to other intangible assets and income taxes to the two segments.    We manage cash flows on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands):

Six months ended December 31, 2004:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$59,846	$7,886	$—	$67,732
Patient services revenues	674	90,563	—	91,237
Total revenues	60,520	98,449	—	158,969
Depreciation and amortization	15,693	12,512	4,555	32,760
Total costs of operations	47,974	74,136	10,091	132,201
Corporate operating expenses	—	—	(8,963)	(8,963)
Equity in earnings of unconsolidated partnerships	—	1,204	—	1,204
Interest expense, net	(4,781)	(3,456)	(13,972)	(22,209)
(Loss) income before income taxes	7,765	22,061	(33,026)	(3,200)

Additions to property and equipment	5,953	9,403	822	16,178

Six months ended December 31, 2003:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$54,470	$8,396	$—	$62,866
Patient services revenues	940	74,912	—	75,852
Total revenues	55,410	83,308	—	138,718
Depreciation and amortization	14,126	10,070	4,049	28,245
Total costs of operations	41,095	60,781	8,114	109,990
Corporate operating expenses	—	—	(6,995)	(6,995)
Gain on sale of center	—	2,129	—	2,129
Equity in earnings of unconsolidated partnerships	—	1,252	—	1,252
Interest expense, net	(5,914)	(3,596)	(10,680)	(20,190)
(Loss) income before income taxes	8,401	22,312	(25,789)	4,924

Additions to property and equipment	13,026	6,691	1,859	21,576

Three months ended December 31, 2004:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$30,186	$3,978	$—	$34,164
Patient services revenues	278	43,673	—	43,951
Total revenues	30,464	47,651	—	78,115
Depreciation and amortization	7,878	6,240	2,294	16,412
Total costs of operations	24,214	36,222	5,020	65,456
Corporate operating expenses	—	—	(4,108)	(4,108)
Equity in earnings of unconsolidated partnerships	—	804	—	804
Interest expense, net	(2,307)	(1,721)	(7,217)	(11,245)
(Loss) income before income taxes	3,943	10,512	(16,345)	(1,890)

Additions to property and equipment	2,989	4,899	161	8,049

Three months ended December 31, 2003:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$27,905	$4,221	$—	$32,126
Patient services revenues	426	37,394	—	37,820
Total revenues	28,331	41,615	—	69,946
Depreciation and amortization	7,389	5,087	1,967	14,443
Total costs of operations	21,673	31,015	4,080	56,768
Corporate operating expenses	—	—	(3,492)	(3,492)
Gain on sale of center	—	2,129	—	2,129
Equity in earnings of unconsolidated partnerships	—	493	—	493
Interest expense, net	(2,980)	(1,724)	(5,365)	(10,069)
(Loss) income before income taxes	3,678	11,498	(12,937)	2,239

Additions to property and equipment	10,766	2,103	321	13,190

9.   NEW PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. SFAS 123R requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (SFAS No. 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only.  We will be required to implement SFAS 123R beginning in the fiscal year ending June 30, 2007.  We do not believe that the impact of adopting SFAS 123R would be materially different than the pro-forma disclosures under SFAS 123 (Note 7).

10.   SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the Notes and the New Notes (Note 6).    These guarantees are full, unconditional and joint and several.    The following unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”  We account for our investment in InSight and its subsidiaries under the equity method of accounting.    Dividends from InSight to us are restricted under the Credit Facility.    This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$27,644	$3,251	$—	$30,895
Trade accounts receivables, net	—	—	44,923	6,386	—	51,309
Other current assets	—	—	9,709	247	—	9,956
Intercompany accounts receivable	87,086	509,148	18,009	—	(614,243)	—
Total current assets	87,086	509,148	100,285	9,884	(614,243)	92,160
Property and equipment, net	—	—	206,831	20,945	—	227,776
Investments in partnerships	—	—	3,850	—	—	3,850
Investments in consolidated subsidiaries	5,935	5,935	9,274	—	(21,144)	—
Other assets	—	—	18,062	41	—	18,103
Goodwill and other intangible assets, net	—	—	313,410	4,502	—	317,912
	$93,021	$515,083	$651,712	$35,372	$(635,387)	$659,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,664	$4,568	$774	$—	$8,006
Accounts payable and other accrued expenses	—	—	35,398	1,422	—	36,820
Intercompany accounts payable	—	—	596,002	18,241	(614,243)	—
Total current liabilities	—	2,664	635,968	20,437	(614,243)	44,826
Notes payable and capital lease obligations, less current portion	—	506,251	9,926	1,739	—	517,916
Other long-term liabilities	—	233	(117)	3,922	—	4,038
Stockholders’ equity	93,021	5,935	5,935	9,274	(21,144)	93,021
	$93,021	$515,083	$651,712	$35,372	$(635,387)	$659,801

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,820	$4,592	$—	$30,412
Trade accounts receivables, net	—	—	47,048	7,962	—	55,010
Other current assets	—	—	6,058	149	—	6,207
Intercompany accounts receivable	87,086	520,047	19,865	—	(626,998)	—
Total current assets	87,086	520,047	98,791	12,703	(626,998)	91,629
Property and equipment, net	—	—	219,584	22,752	—	242,336
Investments in partnerships	—	—	2,901	—	—	2,901
Investments in consolidated subsidiaries	7,855	7,855	10,864	—	(26,574)	—
Other assets	—	—	19,218	84	—	19,302
Goodwill and other intangible assets, net	—	—	314,960	4,503	—	319,463
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,514	$4,540	$722	$—	$7,776
Accounts payable and other accrued expenses	—	—	34,304	1,433	—	35,737
Intercompany accounts payable	—	—	607,133	19,865	(626,998)	—
Total current liabilities	—	2,514	645,977	22,020	(626,998)	43,513
Notes payable and capital lease obligations, less current portion	—	517,289	12,622	2,136	—	532,047
Other long-term liabilities	—	244	(136)	5,022	—	5,130
Stockholders’ equity	94,941	7,855	7,855	10,864	(26,574)	94,941
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$137,220	$21,749	$—	$158,969
Costs of operations	—	—	113,093	19,108	—	132,201
Gross profit	—	—	24,127	2,641	—	26,768

Corporate operating expenses	—	—	(8,963)	—	—	(8,963)

Equity in earnings of unconsolidated partnerships	—	—	1,204	—	—	1,204

Interest expense, net	—	—	(21,530)	(679)	—	(22,209)
(Loss) income before income taxes	—	—	(5,162)	1,962	—	(3,200)

Benefit for income taxes	—	—	(1,280)	—	—	(1,280)
(Loss) income before equity in (loss) income of consolidated subsidiaries	—	—	(3,882)	1,962	—	(1,920)

Equity in (loss) income of consolidated subsidiaries	(1,920)	(1,920)	1,962	—	1,878	—
Net (loss) income	$(1,920)	$(1,920)	$(1,920)	$1,962	$1,878	$(1,920)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$114,820	$23,898	$—	$138,718
Costs of operations	—	—	89,053	20,937	—	109,990
Gross profit	—	—	25,767	2,961	—	28,728

Corporate operating expenses	—	—	(6,995)	—	—	(6,995)

Gain on sale of center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	1,252	—	—	1,252

Interest expense, net	—	—	(19,374)	(816)	—	(20,190)
Income before income taxes	—	—	2,779	2,145	—	4,924

Provision for income taxes	—	—	1,970	—	—	1,970
Income before equity in income of consolidated subsidiaries	—	—	809	2,145	—	2,954

Equity in income of consolidated subsidiaries	2,954	2,954	2,145	—	(8,053)	—
Net income	$2,954	$2,954	$2,954	$2,145	$(8,053)	$2,954

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$68,463	$9,652	$—	$78,115
Costs of operations	—	—	56,827	8,629	—	65,456
Gross profit	—	—	11,636	1,023	—	12,659

Corporate operating expenses	—	—	(4,108)	—	—	(4,108)

Equity in earnings of unconsolidated partnerships	—	—	804	—	—	804

Interest expense, net	—	—	(10,894)	(351)	—	(11,245)
(Loss) income before income taxes	—	—	(2,562)	672	—	(1,890)

Benefit for income taxes	—	—	(756)	—	—	(756)
(Loss) income before equity in (loss) income of consolidated subsidiaries	—	—	(1,806)	672	—	(1,134)

Equity in (loss) income of consolidated subsidiaries	(1,134)	(1,134)	672	—	1,596	—
Net (loss) income	$(1,134)	$(1,134)	$(1,134)	$672	$1,596	$(1,134)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED DECEMBER 31, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$58,009	$11,937	$—	$69,946
Costs of operations	—	—	45,934	10,834	—	56,768
Gross profit	—	—	12,075	1,103	—	13,178

Corporate operating expenses	—	—	(3,492)	—	—	(3,492)

Gain on sale of center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	493	—	—	493

Interest expense, net	—	—	(9,678)	(391)	—	(10,069)
Income before income taxes	—	—	1,527	712	—	2,239

Provision for income taxes	—	—	895	—	—	895
Income before equity in income of consolidated subsidiaries	—	—	632	712	—	1,344

Equity in income of consolidated subsidiaries	1,344	1,344	712	—	(3,400)	—
Net income	$1,344	$1,344	$1,344	$712	$(3,400)	$1,344

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(1,920)	$(1,920)	$(1,920)	$1,962	$1,878	$(1,920)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	30,094	2,666	—	32,760
Equity in (loss) income of consolidated subsidiaries	1,920	1,920	(1,962)	—	(1,878)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	2,125	1,576	—	3,701
Intercompany receivables, net	—	10,899	(7,313)	(3,586)	—	—
Other current assets	—	—	(3,651)	(98)	—	(3,749)
Accounts payable and other accrued expenses	—	—	1,094	(11)	—	1,083
Net cash provided by operating activities	—	10,899	18,467	2,509	—	31,875

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(15,358)	(820)	—	(16,178)
Other	—	—	1,364	(2,591)	—	(1,227)
Net cash used in investing activities	—	—	(13,994)	(3,411)	—	(17,405)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(10,888)	(2,668)	(345)	—	(13,901)
Other	—	(11)	19	(94)	—	(86)
Net cash used in financing activities	—	(10,899)	(2,649)	(439)	—	(13,987)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	1,824	(1,341)	—	483
Cash, beginning of period	—	—	25,820	4,592	—	30,412
Cash, end of period	$—	$—	$27,644	$3,251	$—	$30,895

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2003

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$2,954	$2,954	$2,954	$2,145	$(8,053)	$2,954
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of center	—	—	(2,129)	—	—	(2,129)
Depreciation and amortization	—	—	25,427	2,818	—	28,245
Equity in income of consolidated subsidiaries	(2,954)	(2,954)	(2,145)	—	8,053	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(1,849)	(133)	—	(1,982)
Intercompany receivables, net	—	(48,931)	54,622	(5,691)	—	—
Other current assets	—	—	1,379	187	—	1,566
Accounts payable and other accrued expenses	—	—	1,409	185	—	1,594
Net cash provided by (used in) operating activities	—	(48,931)	79,668	(489)	—	30,248

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers and mobile facilities	—	—	(52,834)	—	—	(52,834)
Proceeds from sale of center	—	—	5,413	—	—	5,413
Additions to property and equipment	—	—	(20,997)	(579)	—	(21,576)
Other	—	—	(101)	—	—	(101)
Net cash used in investing activities	—	—	(68,519)	(579)	—	(69,098)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(1,069)	(2,706)	(319)	—	(4,094)
Proceeds from issuance of notes payable	—	50,000	—	1,125	—	51,125
Other	—	—	(15)	(23)	—	(38)
Net cash provided by (used in) financing activities	—	48,931	(2,721)	783	—	46,993

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	8,428	(285)	—	8,143
Cash, beginning of period	—	—	15,965	3,589	—	19,554
Cash, end of period	$—	$—	$24,393	$3,304	$—	$27,697

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this report mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this report mean InSight Health Services Corp., a Delaware corporation and wholly owned subsidiary of InSight Health Services Holdings Corp.

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We provide our services

through an integrated network of fixed-site centers and mobile facilities in targeted regions throughout the United States.   We operate in 36 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 73% of our total revenues from MRI services during the six months ended December 31, 2004, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, diagnostic ultrasound, lithotripsy and x-ray.   We have developed and continue to develop strong regional networks of diagnostic imaging centers and facilities, enabling us to effectively serve our customers and maximize utilization of our imaging equipment.

As of December 31, 2004, our network consists of 123 fixed-site centers and 110 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers, including healthcare providers, such as hospitals and physicians, and payors such as managed care organizations, Medicare, Medicaid and insurance companies.  Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We operate as two divisions, the mobile division and the fixed division, which also constitute our two reportable segments.  Our mobile division includes 35 parked mobile facilities, each of which serves a single customer.  Our fixed division includes four mobile facilities as part of our fixed division operations in Maine.  Certain financial information regarding our reportable segments is included in Note 8 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

Given our size and expertise, we believe we are well positioned to capitalize on the ongoing growth in the diagnostic imaging industry. Growth in the diagnostic imaging industry has been and will continue to be driven by (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET and PET/CT, (3) expanding applications of CT, MRI and PET technologies and (4) a currently stable reimbursement environment.

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

In August 2003, we acquired a joint venture interest in a CT fixed-site center located in Hammonton, New Jersey.  In December 2003, we sold a fixed-site center located in Hobart, Indiana.  In February 2004, we acquired the remaining joint venture interest in a fixed-site center in Henderson, Nevada.  In February 2004, through a joint venture we opened a fixed-site center in Columbus, Ohio.  In April 2004, we opened a fixed-site center in Simi Valley, California.  All of these acquisitions and openings were financed with internally generated funds.

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

•                  maintain our existing contracts and enter into new ones with managed care organizations and commercial insurance carriers; and

•                  develop new fixed-site centers.

Our fixed division revenues have been and will continue to be driven by the growth in the diagnostic imaging industry discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  increases in competition from other imaging facilities within our targeted regions, including physician owned imaging facilities;

•                  industry-wide increases in salaries and benefits for technologists;

•                  increases in deductibles and co-payment charges to patients; and

•                  increases in the preauthorization requirements applicable to diagnostic imaging services by certain managed care organizations.

Mobile Division:  Our mobile division operates mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Our mobile division includes 35 parked mobile facilities, each of which serves a single customer.  Revenues from our mobile division are primarily generated from fee-for-service arrangements and fixed fee contracts billed directly to our hospital, physician group and other healthcare provider customers, which we generally refer to as contract services revenues.  Our mobile division revenues are dependent on our ability to:

•                  establish new mobile customers within our targeted regions;

•                  structure efficient mobile routes that maximize equipment utilization; and

•                  renew our existing mobile contracts with our hospital, physician group and other healthcare provider customers.

Our mobile division revenues have been and will continue to be driven by the growth in the diagnostic imaging industry as discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  increases in competition in our targeted regions from other mobile service providers;

•                  industry-wide increases in salaries and benefits for technologists;

•                  attractive financing arrangements by original equipment manufacturers which cause some of our customers to invest in their own diagnostic imaging equipment; and

•                  a reduction in outpatient volumes at our fee-for-service customers due to increased deductibles and co-payments to patients.

Our revenues in both divisions could also be affected by the timing of holidays, patient and referring physician vacation schedules and inclement weather.

Reimbursement

Medicare:  The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others.  Providers are paid by the federal government in accordance with regulations promulgated by the Department of Health and Human Services and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full.  Since 1983, hospital inpatient services have been reimbursed under a prospective payment system.  Hospitals receive a specific prospective payment for inpatient treatment services based upon the diagnosis of the patient.

In 2000, the Centers for Medicare and Medicaid Services (CMS) initiated a prospective payment system for hospital outpatient services (OPPS).  Under OPPS, Medicare reimburses hospitals for outpatient services on a rate per service basis that varies according to the ambulatory payment classification (APC) group the service is assigned rather than on a hospital’s costs.  Due to OPPS’ anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics.  While most of the transitional payments expired in 2003, CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC.  Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.  The overall effect of OPPS has been to decrease reimbursement rates from those paid under the prior cost-based system.  Multi-modality and certain fixed-site centers which are freestanding are not directly affected by OPPS, which applies only to hospital-based facilities.

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005.  Although the effect of this rate reduction is unclear, this could have a significant negative impact on our PET and PET/CT revenues.  Because unfavorable reimbursement policies may constrict the profit margins of the mobile customers we bill directly, we may need to lower our fees to retain existing PET and PET/CT clients and attract new ones; however, CMS also announced that it will reimburse for PET procedures performed in certain situations involving Alzheimer’s disease and cervical cancer.

Services provided in non-hospital freestanding facilities are paid under the Part B fee schedule.  CMS has indicated that it will continue to evaluate diagnostic imaging technical component reimbursement. Accordingly, Medicare payment for diagnostic imaging services under the Part B fee schedule may be reduced in the future, which would have a material adverse effect on our financial condition and results of operations.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

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

Managed Care:  Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including, imposing lower payment rates, preauthorization requirements, limiting services or mandating less costly treatment alternatives.  Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels.  The development and expansion of HMOs, PPOs and other managed care organizations within our targeted regional networks could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

Revenues

We receive revenues by providing services to patients, hospitals and other healthcare providers.  Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker’s compensation funds (collectively, “payors”).  Patient services revenues also includes balances due from patients, which are primarily collected at the time the procedure is performed.  Our charge for a procedure is comprised of charges for both the technical and professional components of the service.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.  Our billing system does not generate contractual adjustments.  Contractual adjustments are manual estimates based upon an analysis of (1) historical experience of contractual payments from payors and (2) the outstanding accounts receivables from payors.  Contractual adjustments are written off against their corresponding asset account at the time payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.  We report payments to radiologists on a net basis because (1) InSight is not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection.  Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed.  Most third-party payors require preauthorization before an MRI or PET procedure is performed on a patient.

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

The following illustrates our payor mix based on revenues for the six months ended December 31, 2004 (unaudited):

Payor	Percent of Total Revenues

Hospitals, physician groups, and other healthcare providers (1)	44%
Managed Care and Insurance	37%
Medicare/Medicaid	14%
Workers’ Compensation	4%
Other, including self-pay patients	1%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

The aging of our gross trade accounts receivables as of December 31, 2004 is as follows (amounts in thousands):

	Current	30 days	60 days	90 days	120 days and older	Total
	(unaudited)
Hospitals, physicians groups and other healthcare providers	$11,635	$6,804	$2,235	$723	$933	$22,330
Managed Care and Insurance	22,055	10,966	5,964	3,392	14,151	56,528
Medicare/Medicaid	7,394	2,450	1,339	1,124	5,284	17,591
Workers’ Compensation	2,205	1,774	1,105	522	4,149	9,755
Other, including self-pay patients	351	217	187	265	227	1,247
	$43,640	$22,211	$10,830	$6,026	$24,744	$107,451

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations.  As a result, a high percentage of our total operating expenses are fixed.  Our fixed costs include debt service and capital lease payments, rent and operating lease payments, salaries and benefit obligations, equipment maintenance expenses, and insurance and vehicle operation costs.  We expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their particular services.  Due to the increase in mobile PET and PET/CT facilities, which are moved more frequently, our vehicle operation costs will continue to increase until we can maximize geographic operating efficiencies.  Because a large portion of our operating expenses are fixed, any increase in our procedure volume disproportionately increases our operating cash flow.  Conversely, any decrease in our procedure volume disproportionately decreases our operating cash flow.  Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film, contrast media and radiopharmaceuticals used in PET and PET/CT procedures.

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Six Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	60.2	57.0	60.4	58.6
Provision for doubtful accounts	1.9	1.6	1.9	1.6
Equipment leases	0.5	0.3	0.5	0.4
Depreciation and amortization	20.6	20.4	21.0	20.6
Total costs of operations	83.2	79.3	83.8	81.2

Gross profit	16.8	20.7	16.2	18.8

CORPORATE OPERATING EXPENSES	(5.6)	(5.0)	(5.3)	(5.0)

GAIN ON SALE OF CENTER	—	1.5	—	3.0

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.8	0.9	1.0	0.7

INTEREST EXPENSE, net	(14.0)	(14.6)	(14.4)	(14.4)

(Loss) income before income taxes	(2.0)	3.5	(2.5)	3.1

(BENEFIT) PROVISION FOR INCOME TAXES	(0.8)	1.4	(1.0)	1.3

Net (loss) income	(1.2)%	2.1%	(1.5)%	1.8%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Fixed division	$98,449	$83,308	$47,651	$41,615
Mobile division	60,520	55,410	30,464	28,331
Total	$158,969	$138,718	$78,115	$69,946

Six Months Ended December 31, 2004 and 2003

Revenues:  Revenues increased approximately 14.6% from approximately $138.7 million for the six months ended December 31, 2003, to approximately $159.0 million for the six months ended December 31, 2004.  This increase was due to increases in revenues from our fixed division (approximately $15.2 million) and our mobile division (approximately $5.1 million).  Revenues for our fixed division and mobile division represented approximately 62% and 38%, respectively, of our total revenues for the six months ended December 31, 2004.

Revenues from our fixed division increased approximately 18.2% from approximately $83.3 million for the six months ended December 31, 2003, to approximately $98.5 million for the six months ended December 31, 2004.  The increase was due primarily to (1) the CMI acquisition (approximately $19.7 million) and (2) revenues from the fixed-site centers we opened in 2004 and 2003 (approximately $1.3 million), partially offset by a reduction in (1) revenues from our existing fixed-site centers (approximately $4.8 million) and (2) revenues from the fixed-site center we sold in 2003 (approximately $1.0 million).  The decrease in revenues from our existing fixed-site centers was primarily the result of (1) a decrease in procedure volume at the fixed-site centers (approximately 2%) as a result of the adverse factors affecting the fixed division discussed above and (2) a decrease in our average reimbursement from payors (approximately 2%).

Revenues from our mobile division increased approximately 9.2% from approximately $55.4 million for the six months ended December 31, 2003, to approximately $60.5 million for the six months ended December 31, 2004. The increase was due to (1) the CDL acquisition (approximately $1.9 million) and (2) revenues from our existing mobile facilities (approximately $3.2 million).  The increase in revenues from our existing mobile facilities was the result of higher PET and PET/CT revenues (approximately $2.8 million) and higher MRI and other revenues (approximately $0.4 million).  The increase in PET and PET/CT revenues was primarily due to an increase in the number of PET and PET/CT facilities in service.  The increase in MRI revenues was due to an increase in procedure volume at existing mobile facilities, partially offset by a decrease in the number of MRI facilities in service.

Approximately 57% of our total revenues for the six months ended December 31, 2004 were generated from patient services revenues.  Patient services revenues for the fixed division and mobile division represented approximately

99% and 1%, respectively, of total patient services revenues for the six months ended December 31, 2004.  Approximately 43% of our total revenues for the six months ended December 31, 2004, were generated from contract services revenues.  Contract services revenues for the fixed division and mobile division represented approximately 12% and 88%, respectively, of total contract services revenues for the six months ended December 31, 2004.

Costs of Operations:  Costs of operations increased approximately 20.2% from approximately $110.0 million for the six months ended December 31, 2003, to approximately $132.2 million for the six months ended December 31, 2004.  This increase was due primarily to (1) the CDL and CMI acquisitions (approximately $1.2 million and $14.9 million, respectively), (2) increased costs at our existing mobile facilities (approximately $5.7 million), (3) costs due primarily to our existing billing operations (approximately $2.0 million), (4) costs at the fixed-site centers we opened in 2004 and 2003 (approximately $1.2 million) and (5) a charge for one-time severance payments for terminated employees (approximately $0.3 million), partially offset by (1) a decrease in costs at our existing fixed-site centers (approximately $2.0 million) and (2) reduced costs from the fixed-site center we sold in 2003 (approximately $1.1 million).

Costs of operations at our fixed division increased approximately 22.0% from approximately $60.8 million for the six months ended December 31, 2003, to approximately $74.1 million for the six months ended December 31, 2004.  The increase was due to (1) the CMI acquisition (approximately $14.9 million), (2) costs at the fixed-site centers we opened in 2004 and 2003 (approximately $1.2 million), and (3) a charge for one-time severance payments for terminated employees (approximately $0.3 million), partially offset by (1) reduced costs from the sale of a fixed-site center (approximately $1.1 million) and (2) a decrease in costs at our existing fixed-site centers (approximately $2.0 million).  The decrease in costs of operations at our existing fixed-site centers was due primarily to a reduction in medical supply costs (approximately $0.9 million) and a reduction in equipment lease expense (approximately $0.6 million).

Costs of operations at our mobile division increased approximately 16.7% from approximately $41.1 million for the six months ended December 31, 2003, to approximately $48.0 million for the six months ended December 31, 2004.  The increase was due to (1) the CDL acquisition (approximately $1.2 million) and (2) increased costs at our existing mobile facilities (approximately $5.7 million).  The increase in costs at our existing mobile facilities was due primarily to higher salaries and benefits, particularly technologists (approximately $2.2 million), an increase in vehicle costs (approximately $0.6 million), an increase in medical supply costs (approximately $0.5 million), higher depreciation and amortization expense (approximately $1.3 million) and an increase in the provision for doubtful accounts (approximately $0.4 million).  The increase in costs of operations at our existing mobile facilities results primarily from an increase in costs to operate our PET and PET/CT facilities which have higher (1) medical supply costs relating to the use of radiopharmaceuticals, (2) technologist salaries relating to the shortage of PET technologists and the increase in the number of technologists needed to operate PET/CT facilities and (3) vehicle operation costs because PET and PET/CT facilities are moved more frequently.  We believe that these higher costs will continue as we add additional PET and PET/CT facilities.

Corporate Operating Expenses:  Corporate operating expenses increased approximately 28.1% from approximately $7.0 million for the six months ended December 31, 2003, to approximately $9.0 million for the six months ended December 31, 2004.  During the six months ended December 31, 2004, we recorded a charge for one-time severance payments for a terminated employee (approximately $0.8 million).  The remaining increase was due primarily to higher salaries and benefits (approximately $0.3 million), additional legal and accounting costs (approximately $0.4 million), occupancy costs (approximately $0.1 million) and consulting costs (approximately $0.1 million).

Gain on Sale of Center:  In December 2003, we sold a fixed-site center located in Hobart, Indiana for approximately $5.4 million.  We realized a gain of approximately $2.1 million on the sale.

Interest Expense, net:  Interest expense, net increased approximately 9.9% from approximately $20.2 million for the six months ended December 31, 2003, to approximately $22.2 million for the six months ended December 31, 2004.  The increase was due primarily to additional debt related to the CDL and CMI acquisitions, partially offset by a reduction due to principal payments on notes payable and capital lease obligations.

(Benefit) Provision for Income Taxes:  (Benefit) provision for income taxes decreased from a provision of $2.0 million for the six months ended December 31, 2003, to a benefit of approximately $1.3 million for the six months ended December 31, 2004, due to the pretax loss for the six months ended December 31, 2004.  We have recorded a tax (benefit) provision at an effective rate of 40% for the six months ended December 31, 2004 and 2003.  The Company expects its effective tax rate will be approximately 40% in the future.

Three Months Ended December 31, 2004 and 2003

Revenues:  Revenues increased approximately 11.7% from approximately $69.9 million for the three months ended December 31, 2003, to approximately $78.1 million for the three months ended December 31, 2004.  This increase was due to increases in revenues from our fixed division (approximately $6.1 million) and our mobile division (approximately $2.1 million).  Revenues for our fixed division and mobile division represented approximately 61% and 39%, respectively, of our total revenues for the three months ended December 31, 2004.

Revenues from our fixed division increased approximately 14.5% from approximately $41.6 million for the three months ended December 31, 2003, to approximately $47.7 million for the three months ended December 31, 2004.  The increase was due to (1) the CMI acquisition (approximately $9.7 million) and (2) revenues from the fixed-site centers we opened in 2004 and 2003 (approximately $0.4 million), partially offset by a reduction in (1) revenues from our existing fixed-site centers (approximately $3.6 million) and (2) revenues from the center we sold in 2003 (approximately $0.4 million).  The decrease in our revenues from our existing fixed-site centers was primarily the result of (1) a decrease in procedure volume at the fixed-site centers (approximately 3%) as a result of the adverse factors affecting the fixed division discussed above and (2) a decrease in our average reimbursement from payors (approximately 2%).

Revenues from our mobile division increased approximately 7.5% from approximately $28.3 million for the three months ended December 31, 2003, to approximately $30.4 million for the three months ended December 31, 2004. The increase was due to an increase in revenues from our existing mobile facilities (approximately $2.1 million), which was the result of higher PET and PET/CT revenues (approximately $1.6 million) and higher MRI and other revenues (approximately $0.5 million).  The increase in PET and PET/CT revenues was primarily due to an increase in the number of PET and PET/CT facilities in service.  The increase in MRI revenues was due to an increase in procedure volume at existing mobile facilities, partially offset by a decrease in the number of MRI facilities in service.

Approximately 56% of our total revenues for the three months ended December 31, 2004 were generated from patient services revenues.  Patient services revenues for the fixed division and mobile division represented approximately 99% and 1%, respectively, of total patient services revenues for the three months ended December 31, 2004.  Approximately 44% of our total revenues for the three months ended December 31, 2004, were generated from contract services revenues.  Contract services revenues for the fixed division and mobile division represented approximately 12% and 88%, respectively, of total contract services revenues for the three months ended December 31, 2004.

Costs of Operations:  Costs of operations increased approximately 15.3% from approximately $56.8 million for the three months ended December 31, 2003, to approximately $65.5 million for the three months ended December 31, 2004.  This increase was due primarily to (1) the CMI acquisition (approximately $7.5 million), (2) increased costs at our existing mobile facilities (approximately $2.5 million), (3) increased costs due primarily to our existing billing operations (approximately $1.0 million) and (4) costs at the fixed-site centers we opened in 2004 (approximately $0.3 million), partially offset by (1) a reduction in costs at our existing fixed-site centers (approximately $2.1 million) and (2) reduced costs from the center we sold in 2003 (approximately $0.5 million).

Costs of operations at our fixed division increased approximately 16.8% from approximately $31.0 million for the three months ended December 31, 2003, to approximately $36.2 million for the three months ended December 31, 2004.  The increase was due to (1) the CMI acquisition (approximately $7.5 million), (2) costs at the fixed-site centers we opened in 2004 (approximately $0.3 million), partially offset by (1) reduced costs from the sale of a fixed-site center (approximately $0.5 million) and (2) a decrease in costs at our existing fixed-site centers (approximately $2.1 million).  The decrease in costs of operations at our existing fixed-site centers was due primarily to a reduction in salaries and benefits (approximately $0.9 million), a reduction in medical supply costs (approximately $0.8 million) and a reduction in the provision for doubtful accounts (approximately $0.1 million).

Costs of operations at our mobile division increased approximately 11.7% from approximately $21.7 million for the three months ended December 31, 2003, to approximately $24.2 million for the three months ended December 31, 2004.  The increase was due to increased costs at our existing mobile facilities (approximately $2.5 million), which was due primarily to higher salaries and benefits, particularly technologists (approximately $1.2 million), higher depreciation and amortization expense (approximately $0.5 million), higher medical supply costs (approximately $0.2 million), an increase in the provision for doubtful accounts (approximately $0.2 million) and higher vehicle costs (approximately $0.1 million).  The increase in costs of operations at our existing mobile facilities results primarily from an increase in costs to operate our PET and PET/CT facilities which have higher (1) medical supply costs relating to the use of radiopharmaceuticals, (2) technologist salaries relating to the shortage of PET technologists and the increase in the number of technologists needed to operate PET/CT facilities and (3) vehicle operation costs because PET and PET/CT facilities are moved more frequently.  We believe that these higher costs will continue as we add additional PET and PET/CT facilities.

Corporate Operating Expenses:  Corporate operating expenses increased approximately 17.6% from approximately $3.5 million for the three months ended December 31, 2003, to approximately $4.1 million for the three months ended December 31, 2004.  The increase was due primarily to higher salaries and benefits (approximately $0.2 million), legal and accounting expenses (approximately $0.2 million) and additional occupancy costs (approximately $0.1 million).

Gain on Sale of Center:  In December 2003, we sold a fixed-site center located in Hobart, Indiana for approximately $5.4 million.  We realized a gain of approximately $2.1 million on the sale.

Interest Expense, net:  Interest expense, net increased approximately 11.7% from approximately $10.1 million for the three months ended December 31, 2003, to approximately $11.2 million for the three months ended December 31, 2004.  The increase was due primarily to additional debt related to the CMI acquisition, partially offset by a reduction due to principal payments on notes payable and capital lease obligations.

(Benefit) Provision for Income Taxes:  (Benefit) provision for income taxes decreased from a provision of $0.9 million for the three months ended December 31, 2003, to a benefit of approximately $0.8 million for the three months ended December 31, 2004, due to the pretax loss for the three months ended December 31, 2004.  We have recorded a tax (benefit) provision at an effective rate of 40% for the three months ended December 31, 2004 and 2003. The Company expects its effective tax rate will be approximately 40% in the future.

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

Cash and cash equivalents as of December 31, 2004 were approximately $30.9 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the demand for our services in the mobile division;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of cash flows is as follows (amounts in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net cash provided by operating activities	$31,875	$30,248	$11,053	$12,657
Net cash used in investing activities	(17,405)	(69,098)	(9,378)	(7,799)
Net cash provided by (used in) financing activities	(13,987)	46,993	(12,057)	(2,135)

Net cash provided by operating activities was approximately $31.9 million for the six months ended December 31, 2004 and resulted primarily from (1) net income before depreciation and amortization (approximately $30.8 million), (2) an increase in accounts payable and accrued expenses (approximately $1.1 million) and (3) a decrease in trade accounts receivables, net (approximately $3.7 million), partially offset by an increase in other current assets (approximately $3.7 million).  The decrease in trade accounts receivables, net is due to increased collections on patient services revenues.  The increase in other current assets is due primarily to (1) the payment of insurance premiums in December 2004 (approximately $2.0 million) and (2) a benefit for income taxes for the six months ended December 31, 2004 (approximately $1.3 million).

Net cash used in investing activities was approximately $17.4 million for the six months ended December 31, 2004. Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $16.2 million).

Net cash used in financing activities was approximately $14.0 million for the six months ended December 31, 2004. Cash used in financing activities resulted primarily from principal payments of notes payable and capital lease obligations (approximately $13.9 million).

The following table sets forth our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the six and three months ended December 31, 2004 and 2003.  EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  We present the discussion of EBITDA because covenants in the indenture governing our senior subordinated notes and the credit agreement governing to our credit facility contain ratios based on this measure.   Our reconciliation of EBITDA to net cash provided by operating activities is as follows (amounts in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net cash provided by operating activities	$31,875	$30,248	$11,053	$12,657
(Benefit) provision for income taxes	(1,280)	1,970	(756)	895
Interest expense, net	22,209	20,190	11,245	10,069
Gain on sale of center	—	2,129	—	2,129
Net change in operating assets and liabilities	(1,035)	(1,178)	4,225	1,001

EBITDA	$51,769	$53,359	$25,767	$26,751

EBITDA decreased approximately 3.0% from approximately $53.4 million for the six months ended December 31, 2003, to approximately $51.8 million for the six months ended December 31, 2004.  This decrease was due primarily to (1) an increase in other costs, primarily corporate operating and additional billing expenses related to the CMI acquisition (approximately $3.4 million) and (2) a decrease in EBITDA from the mobile division (approximately $0.2 million), partially offset by an increase in EBITDA from the fixed division (approximately $2.0 million).

EBITDA for the fixed division increased 5.7% from approximately $36.0 million for the six months ended December 31, 2003, to approximately $38.0 million for the six months ended December 31, 2004.  This increase was due primarily to (1) the CMI acquisition (approximately $7.2 million) and (2) the fixed-site centers we opened in 2004 and 2003 (approximately $0.2 million), partially offset by a decrease at our existing fixed-site centers (approximately $3.0 million), the elimination of the gain on sale of the fixed-site center we sold in 2003 (approximately $2.1 million) and the elimination of EBITDA at the fixed-site center we sold in 2003 (approximately $0.3 million).

EBITDA for the mobile division decreased approximately 1.0% from approximately $28.4 million for the six months ended December 31, 2003, to approximately $28.2 million for the six months ended December 31, 2004.  This decrease was due to a reduction at our existing mobile facilities (approximately $1.3 million), partially offset by the CDL acquisition (approximately $1.1 million).

EBITDA decreased approximately 3.7% from approximately $26.8 million for the three months ended December 31, 2003, to approximately $25.8 million for the three months ended December 31, 2004.  This decrease was due primarily to an increase in corporate operating and additional billing expenses related to the CMI acquisition (approximately $1.3 million), partially offset by increases in EBITDA from the fixed and mobile divisions (approximately $0.2 million, and $0.1 million, respectively).

EBITDA for the fixed division increased approximately 1.0% from approximately $18.3 million for the three months ended December 31, 2003, to approximately $18.5 million for the three months ended December 31, 2004.  This increase was due primarily to (1) the CMI acquisition (approximately $3.5 million) and (2) the fixed-site centers we opened in 2004 (approximately $0.2 million), partially offset by (1) the elimination of the gain on sale of the fixed-site center we sold in 2003 (approximately $2.1 million), (2) a decrease at our existing fixed-site centers (approximately $1.3 million) and (3) the elimination of EBITDA at the fixed-site center we sold in 2003 (approximately $0.1 million).

EBITDA for the mobile division increased approximately 1.0% from approximately $14.0 million for the three months ended December 31, 2003, to approximately $14.1 million for the three months ended December 31, 2004, primarily related to our existing mobile facilities.

Capital Expenditures:  As of December 31, 2004, we have committed to purchase or lease at an approximate aggregate cost of $3.3 million, two diagnostic imaging systems through April 2005.  We expect to use either internally generated funds or leases to finance the purchase of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our business strategy.

In addition, in connection with the implementation of the electronic transactions, security and privacy standards mandated by the Health Insurance Portability and Accountability Act of 1996, we have spent approximately $2.0 million as of December 31, 2004, to make necessary software upgrades to our proprietary information system to make it conform with the privacy and electronic standards.  We expect to spend an additional $0.3 million to conform with the security standards by April 2005.

Credit Facility and Senior Subordinated Notes:  As of December 31, 2004, through InSight, we have a credit facility with Bank of America, N.A. and a syndicate of other lenders consisting of:  (1) a term loan with a principal balance of approximately $218.9 million, (2) an additional term loan with a principal balance of approximately $40.0 million and (3) a $50.0 million revolving credit facility.  Borrowings under the credit facility bear interest at LIBOR plus 3.5% to 4.0%.  We are required to pay an annual unused facility fee of between 0.5% and 2.5%, payable quarterly, on unborrowed amounts.  As of December 31, 2004 and February 4, 2005 there were no borrowings under the revolving credit facility.

In addition to the indebtedness under our credit facility, through InSight, we have outstanding $250 million of 9.875% senior subordinated notes.  The notes mature in November 2011, with interest payable semi-annually and are redeemable at our option, in whole or in part, on or after November 1, 2006.

The credit facility contains various restrictive covenants which prohibit us from prepaying other indebtedness, including the notes, and require us to maintain specified financial ratios and satisfy financial condition tests.  As of December 31, 2004, we were in compliance with these covenants.  In addition, the credit facility prohibits InSight from declaring or paying any dividends to us and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or we fail to meet the conditions of, the credit facility or if payment creates a default under the credit facility.

NEW PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment”. SFAS 123R requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (SFAS No. 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only.  We will be required to implement SFAS 123R beginning in the fiscal year ending June 30, 2007.  We do not believe that the impact of adopting SFAS 123R would be materially different than the pro-forma disclosures under SFAS 123 (Note 7 to the unaudited condensed consolidated financial statements).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies.  A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which is included in our Annual Report on Form 10-K for the period ended June 30, 2004 filed with the SEC on September 24, 2004.

RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial health.

As of December 31, 2004, we had total indebtedness of approximately $525.9 million which comprised approximately 85% of our total capitalization.  Our substantial indebtedness could have important consequences to us. For example, it could:

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

At December 31, 2004, our assets included approximately $317.9 million of intangible assets, representing approximately 48.2% of our total consolidated assets.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under our credit facility or our indenture or any bankruptcy or dissolution of our company, the realizable value of these assets may be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates.  At December 31, 2004, approximately 49% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt.  If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For the six months ended December 31, 2004, we derived approximately 57% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues.  Moreover, our healthcare provider customers on whom we depend for approximately 43% of our revenues generally rely on reimbursement from third-party payors.  In the past, certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Recently, a third-party payor announced a requirement of participation, which has not yet taken effect, that would require freestanding imaging center providers to be multi-modalities and not simply offer one type of diagnostic imaging service.  Similar initiatives enacted in the future by a significant number of additional third-party payors would have an adverse impact on our financial condition and our operations.

Under Medicare’s OPPS a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs.  OPPS was implemented on August 1, 2000 and due to the anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics.  While most of the transitional payments expired in 2003, CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC.  Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.  However, the overall effect of OPPS has been to decrease reimbursement rates from those paid under the prior cost-based system.

Services provided in non-hospital freestanding facilities are paid under the Part B fee schedule.  CMS has indicated that it will continue to evaluate diagnostic imaging technical component reimbursement.  Accordingly, Medicare payment for diagnostic imaging services under the Part B fee schedule may be reduced in the future, which would have a material adverse effect on our financial condition and results of operations.

Any further changes in the rates of or conditions for reimbursement could substantially reduce the number of procedures for which we or our customers can obtain reimbursement or the amounts reimbursed to us or our customers for services provided by us.  If third-party payors reduce the amount of their payments to our customers, our customers may seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services.  Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, physician groups and other healthcare providers that we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones.  These reductions could have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial results would be adversely affected.

Our financial results depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. Approximately 33% of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 80% for the six months ended December 31, 2004.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller facilities which have lower procedure volumes.  In addition, attractive financing from original equipment manufacturers may cause hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  If attractive financing causes hospitals and physician groups to establish their own diagnostic imaging centers, our business, financial condition and results of operations would be materially adversely affected.  Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our revenues.

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

Our market risk exposure relates primarily to interest rates, for which we may periodically use interest rate swaps to hedge variable interest rates on long-term debt under our credit facility.  We do not engage in activities using complex or highly leveraged instruments.

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

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of December 31, 2004, a 1% change in interest rates on our $258.9 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.6 million.  The weighted-average interest rate on our floating debt as of December 31, 2004 was approximately 5.6%.

Through InSight, we also have outstanding $250 million in senior subordinated notes which mature in November 2011 and bear interest at 9.875%, payable semi-annually.  The fair value of our senior subordinated notes as of December 31, 2004 was approximately $252.5 million.

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

ITEM 4.   CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 6.   EXHIBITS

10.24           Executive Employment Agreement dated as of January 10, 2005, by and among InSight, the Company and Mitch C. Hill, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 14, 2005.

10.25           Executive Employment Agreement dated as of October 22, 2004, by and among InSight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.

31.1             Certification of Michael N. Cannizzaro, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2             Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1             Certification of Michael N. Cannizzaro, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2             Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 9, 2005

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

		By:	/s/ Michael N. Cannizzaro
Michael N. Cannizzaro
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Mitch C. Hill
Mitch C. Hill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES	PAGE NUMBER

10.24

Executive Employment Agreement dated as of January 10, 2005, by and among InSight, the Company and Mitch C. Hill, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 14, 2005.

10.25

Executive Employment Agreement dated as of October 22, 2004, by and among InSight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.

31.1	Certification of Michael N. Cannizzaro, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Michael N. Cannizzaro, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.