Form 10-Q
period 2005-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2005-05-09
CIK 1145238

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  5,468,814 shares of Common Stock as of May 2, 2005.

The number of pages in this Form 10-Q is 45.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004

Unaudited Condensed Consolidated Statements of Operations for the nine months ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004

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

SIGNATURES

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	March 31, 2005	June 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,437	$30,412
Trade accounts receivables, net	46,860	55,010
Other current assets	10,355	6,207
Total current assets	93,652	91,629

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $162,706 and $119,124, respectively	219,844	242,336

INVESTMENTS IN PARTNERSHIPS	3,881	2,901
OTHER ASSETS	17,138	19,302
OTHER INTANGIBLE ASSETS, net	37,422	38,518
GOODWILL	279,363	280,945
	$651,300	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,811	$2,716
Current portion of capital lease obligations	4,863	5,060
Accounts payable and other accrued expenses	43,229	35,737
Total current liabilities	50,903	43,513

LONG-TERM LIABILITIES:
Notes payable, less current portion	496,227	518,245
Capital lease obligations, less current portion	9,560	13,802
Other long-term liabilities	3,600	5,130
Total long-term liabilities	509,387	537,177

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at March 31, 2005 and June 30, 2004	5	5
Additional paid-in capital	87,081	87,081
Retained earnings	3,924	7,855
Total stockholders’ equity	91,010	94,941
	$651,300	$675,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Nine Months Ended March 31,
	2005	2004

REVENUES:
Contract services	$101,761	$95,682
Patient services	135,420	113,772
Total revenues	237,181	209,454

COSTS OF OPERATIONS:
Costs of services	143,613	120,412
Provision for doubtful accounts	4,532	3,333
Equipment leases	1,633	624
Depreciation and amortization	49,133	42,801
Total costs of operations	198,911	167,170

Gross profit	38,270	42,284

CORPORATE OPERATING EXPENSES	(13,399)	(10,550)

GAIN ON SALES OF CENTERS	123	2,129

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,862	1,705

INTEREST EXPENSE, net	(33,409)	(30,175)

(Loss) income before income taxes	(6,553)	5,393

(BENEFIT) PROVISION FOR INCOME TAXES	(2,622)	2,158

Net (loss) income	$(3,931)	$3,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Contract services	$34,029	$32,816
Patient services	44,183	37,920
Total revenues	78,212	70,736

COSTS OF OPERATIONS:
Costs of services	47,977	41,328
Provision for doubtful accounts	1,455	1,098
Equipment leases	905	198
Depreciation and amortization	16,373	14,556
Total costs of operations	66,710	57,180

Gross profit	11,502	13,556

CORPORATE OPERATING EXPENSES	(4,436)	(3,555)

GAIN ON SALE OF CENTER	123	—

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	658	453

INTEREST EXPENSE, net	(11,200)	(9,985)

(Loss) income before income taxes	(3,353)	469

(BENEFIT) PROVISION FOR INCOME TAXES	(1,342)	188

Net (loss) income	$(2,011)	$281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Nine Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(3,931)	$3,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales of centers	(123)	(2,129)
Depreciation and amortization	49,133	42,801
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	7,829	(3,225)
Other current assets	(4,121)	2,660
Accounts payable and other accrued expenses	7,485	5,092
Net cash provided by operating activities	56,272	48,434

INVESTING ACTIVITIES:
Acquisition of fixed-site centers and mobile facilities	—	(52,834)
Proceeds from sales of centers	1,360	5,413
Additions to property and equipment	(24,763)	(28,307)
Other	(940)	(854)
Net cash used in investing activities	(24,343)	(76,582)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(25,888)	(6,174)
Proceeds from issuance of notes payable	—	76,125
Other	(16)	(248)
Net cash provided by (used in) financing activities	(25,904)	69,703

INCREASE IN CASH AND CASH EQUIVALENTS	6,025	41,555
Cash, beginning of period	30,412	19,554
Cash, end of period	$36,437	$61,109

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25,644	$22,680
Income taxes paid	206	145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this quarterly report on Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.  All references to “InSight” in this quarterly report on Form 10-Q mean InSight Health Services Corp., a Delaware corporation and wholly owned subsidiary of InSight Health Services Holdings Corp.  Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in 35 states throughout the United States.  Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.  We have two reportable segments:  mobile operations and fixed operations.  Our services are provided through a network of 84 mobile magnetic resonance imaging, or MRI, facilities, 16 mobile positron emission tomography, or PET, facilities, five mobile PET/CT facilities, four mobile lithotripsy facilities, three mobile computed tomography, or CT, facilities, one mobile catheterization lab (collectively, mobile facilities), 82 MRI fixed-site centers, 40 multi-modality fixed-site centers, two PET fixed-site centers, one Leksell Stereotactic Gamma Knife fixed-site treatment center and one radiation oncology fixed-site center (collectively, fixed-site centers).

At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the period ended June 30, 2004 filed with the Securities and Exchange Commission, or SEC, on September 24, 2004.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for fair statement of results for the period have been included.  The results of operations for the nine months ended March 31, 2005 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

4.  ACQUISITIONS

In August 2003, we acquired 22 mobile facilities operating primarily in the Mid-Atlantic states.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $27.3 million and is reflected as goodwill in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2005.

In April 2004, we acquired 21 fixed-site centers located in California, Arizona, Kansas, Texas, Pennsylvania and Virginia.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, real property, customer contracts and other agreements.  The aggregate purchase price was approximately $49.0 million, which included approximately $35.9 million paid to the seller, approximately $10.6 million for the payment of debt and approximately $2.5 million of transaction costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $30.6 million and is reflected as goodwill in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2005.

Our unaudited pro-forma combined results of operations for the nine and three months ended March 31, 2004, assuming our two acquisitions had occurred as of July 1, 2003, are presented below along with our unaudited results of operations for the nine and three months ended March 31, 2005.  The pro-forma combined results of operations for the nine and three months ended March 31, 2004, include adjustments to interest expense (approximately $1.8 million and $0.5 million, respectively) and amortization of identified intangible assets (less than $0.1 million).  These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Revenues	$237,181	$252,434	$78,212	$83,511
Costs of operations	198,911	191,414	66,710	63,433
Gross profit	38,270	61,020	11,502	20,078
Corporate operating expenses	(13,399)	(26,770)	(4,436)	(9,684)
Gain on sales of centers	123	2,129	123	—
Equity in earnings of unconsolidated partnerships	1,862	1,705	658	453
Impairment and restructuring charges	—	(1,142)	—	8
Interest expense, net	(33,409)	(32,921)	(11,200)	(10,711)
(Loss) income before income taxes	(6,553)	4,021	(3,353)	144
(Benefit) provision for income taxes	(2,622)	1,608	(1,342)	56
Net (loss) income	$(3,931)	$2,413	$(2,011)	$88

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

A reconciliation of goodwill for the nine months ended March 31, 2005 is as follows (in thousands):

	Mobile	Fixed-Site	Consolidated
	(unaudited)

Goodwill, June 30, 2004	$106,064	$174,881	$280,945
Adjustments to goodwill	(1,792)	210	(1,582)
Goodwill, March 31, 2005	$104,272	$175,091	$279,363

We evaluate the carrying value of goodwill and identified intangibles not subject to amortization in the second quarter of each fiscal year.  As part of the evaluation, we compare the carrying value of each intangible asset with its fair value to determine whether there has been impairment.  We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  Adjustments to goodwill result from the allocation of amounts to other intangible assets and were based on completed valuations of our August 2003 and April 2004 acquisitions.  As of March 31, 2005, we do not believe any impairment of goodwill or other intangible assets has occurred.

A reconciliation of other intangible assets is as follows (amounts in thousands):

	March 31, 2005		June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,495	$2,490	$24,410	$1,798
Wholesale contracts	15,380	8,643	13,580	6,354
	39,875	11,133	37,990	8,152

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$48,555	$11,133	$46,670	$8,152

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5-7 years

Amortization of intangible assets was approximately $2.9 million and $2.6 million for the nine months ended March 31, 2005 and 2004, respectively.

6.  NOTES PAYABLE

Through InSight, we have a credit facility, or Credit Facility, with Bank of America, N.A. and a syndicate of other lenders consisting of (1) a term loan with a principal balance of approximately $218.3 million, (2) an additional term loan with a principal balance of approximately $29.9 million, and (3) a $50.0 million revolving credit facility.  As of March 31, 2005, there were no borrowings under the revolving credit facility.  Borrowings under the Credit Facility bear interest at LIBOR plus 3.75% to 4.0%.  We are required to pay an unused facility fee of up to 0.625% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility.  We may use the revolving credit facility to fund our future working capital needs.

Through InSight, we also have outstanding $250 million in unsecured senior subordinated notes, or Notes.  The Notes mature in November 2011 and bear interest at 9.875% payable semi-annually.  The Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.

The credit agreement related to the Credit Facility and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of March 31, 2005, we were in compliance with these covenants.

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

		Nine Months Ended March 31,		Three Months Ended March 31,
		2005	2004	2005	2004
		(unaudited)		(unaudited)

Net (loss) income:	As reported	$(3,931)	$3,235	$(2,011)	$281
	Expense	(239)	(300)	(105)	(100)
	Pro-forma	$(4,170)	$2,935	$(2,116)	$181

Options for 111,500 shares were granted during the nine months ended March 31, 2005.  The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

Expected term (years)	10
Volatility	0.00%
Annual dividend per share	$0.00
Risk-free interest rate	4.29%
Weighted-average fair value of options granted	$6.82

8.  SEGMENT INFORMATION

We have two reportable segments:  mobile operations and fixed operations, which are business units defined primarily by the type of service provided.  Mobile operations consist primarily of mobile facilities while fixed operations consist primarily of fixed-site centers, although both operations generate both contract services and patient services revenues.  We do not allocate corporate and billing related costs, depreciation related to our billing system, amortization related to other intangible assets and income taxes to the two segments.  We manage cash flows on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Nine months ended March 31, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$88,487	$13,274	$—	$101,761
Patient services revenues	1,096	134,324	—	135,420
Total revenues	89,583	147,598	—	237,181
Depreciation and amortization	23,337	19,017	6,779	49,133
Total costs of operations	72,398	111,525	14,988	198,911
Corporate operating expenses	—	—	(13,399)	(13,399)
Gain on sale of center	—	123	—	123
Equity in earnings of unconsolidated partnerships	—	1,862	—	1,862
Interest expense, net	(6,670)	(5,417)	(21,322)	(33,409)
(Loss) income before income taxes	10,515	32,641	(49,709)	(6,553)

Additions to property and equipment	11,545	11,141	2,077	24,763

Nine months ended March 31, 2004:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$82,983	$12,699	$—	$95,682
Patient services revenues	1,454	112,318	—	113,772
Total revenues	84,437	125,017	—	209,454
Depreciation and amortization	21,836	14,955	6,010	42,801
Total costs of operations	63,713	90,879	12,578	167,170
Corporate operating expenses	—	—	(10,550)	(10,550)
Gain on sale of center	—	2,129	—	2,129
Equity in earnings of unconsolidated partnerships	—	1,705	—	1,705
Interest expense, net	(8,795)	(5,183)	(16,197)	(30,175)
(Loss) income before income taxes	11,929	32,789	(39,325)	5,393

Additions to property and equipment	15,949	9,350	3,008	28,307

Three months ended March 31, 2005:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$29,430	$4,599	$—	$34,029
Patient services revenues	422	43,761	—	44,183
Total revenues	29,852	48,360	—	78,212
Depreciation and amortization	7,832	6,318	2,223	16,373
Total costs of operations	24,670	37,143	4,897	66,710
Corporate operating expenses	—	—	(4,436)	(4,436)
Gain on sale of center	—	123	—	123
Equity in earnings of unconsolidated partnerships	—	658	—	658
Interest expense, net	(2,082)	(1,767)	(7,351)	(11,200)
(Loss) income before income taxes	3,100	10,230	(16,683)	(3,353)

Additions to property and equipment	5,592	1,738	1,255	8,585

Three months ended March 31, 2004:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$28,513	$4,303	$—	$32,816
Patient services revenues	514	37,406	—	37,920
Total revenues	29,027	41,709	—	70,736
Depreciation and amortization	7,710	4,885	1,961	14,556
Total costs of operations	22,618	30,098	4,464	57,180
Corporate operating expenses	—	—	(3,555)	(3,555)
Equity in earnings of unconsolidated partnerships	—	453	—	453
Interest expense, net	(2,881)	(1,587)	(5,517)	(9,985)
(Loss) income before income taxes	3,528	10,477	(13,536)	469

Additions to property and equipment	2,923	2,659	1,149	6,731

9.  NEW PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123R, “Share-Based Payment”. SFAS 123R requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (SFAS 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only.  We will be required to implement SFAS 123R beginning in the fiscal year ending June 30, 2007.  We do not believe that the impact of adopting SFAS 123R would be materially different than the pro-forma disclosures under SFAS 123 (Note 7).

10.  SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the Notes (Note 6).  These guarantees are full, unconditional and joint and several.  The following unaudited condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and affiliates whose securities collateralize an issue registered or being registered.”  We account for our investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to us are restricted under the Credit Facility.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2005

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$33,339	$3,098	$—	$36,437
Trade accounts receivables, net	—	—	40,654	6,206	—	46,860
Other current assets	—	—	10,100	255	—	10,355
Intercompany accounts receivable	87,086	498,476	17,983	—	(603,545)	—
Total current assets	87,086	498,476	102,076	9,559	(603,545)	93,652
Property and equipment, net	—	—	200,681	19,163	—	219,844
Investments in partnerships	—	—	3,881	—	—	3,881
Investments in consolidated subsidiaries	3,924	3,924	8,301	—	(16,149)	—
Other assets	—	—	17,101	37	—	17,138
Goodwill and other intangible assets, net	—	—	312,282	4,503	—	316,785
	$91,010	$502,400	$644,322	$33,262	$(619,694)	$651,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,565	$4,649	$460	$—	$7,674
Accounts payable and other accrued expenses	—	—	41,636	1,593	—	43,229
Intercompany accounts payable	—	—	585,563	17,982	(603,545)	—
Total current liabilities	—	2,565	631,848	20,035	(603,545)	50,903
Notes payable and capital lease obligations, less current portion	—	495,684	8,692	1,411	—	505,787
Other long-term liabilities	—	227	(142)	3,515	—	3,600
Stockholders’ equity	91,010	3,924	3,924	8,301	(16,149)	91,010
	$91,010	$502,400	$644,322	$33,262	$(619,694)	$651,300

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,820	$4,592	$—	$30,412
Trade accounts receivables, net	—	—	47,048	7,962	—	55,010
Other current assets	—	—	6,058	149	—	6,207
Intercompany accounts receivable	87,086	520,047	19,865	—	(626,998)	—
Total current assets	87,086	520,047	98,791	12,703	(626,998)	91,629
Property and equipment, net	—	—	219,584	22,752	—	242,336
Investments in partnerships	—	—	2,901	—	—	2,901
Investments in consolidated subsidiaries	7,855	7,855	10,864	—	(26,574)	—
Other assets	—	—	19,218	84	—	19,302
Goodwill and other intangible assets, net	—	—	314,960	4,503	—	319,463
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,514	$4,540	$722	$—	$7,776
Accounts payable and other accrued expenses	—	—	34,304	1,433	—	35,737
Intercompany accounts payable	—	—	607,133	19,865	(626,998)	—
Total current liabilities	—	2,514	645,977	22,020	(626,998)	43,513
Notes payable and capital lease obligations, less current portion	—	517,289	12,622	2,136	—	532,047
Other long-term liabilities	—	244	(136)	5,022	—	5,130
Stockholders’ equity	94,941	7,855	7,855	10,864	(26,574)	94,941
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$205,716	$31,465	$—	$237,181
Costs of operations	—	—	170,891	28,020	—	198,911
Gross profit	—	—	34,825	3,445	—	38,270

Corporate operating expenses	—	—	(13,399)	—	—	(13,399)

Gain on sale of center	—	—	123	—	—	123

Equity in earnings of unconsolidated partnerships	—	—	1,862	—	—	1,862

Interest expense, net	—	—	(32,459)	(950)	—	(33,409)
(Loss) income before income taxes	—	—	(9,048)	2,495	—	(6,553)

Benefit for income taxes	—	—	(2,622)	—	—	(2,622)

(Loss) Income before equity in (loss) income of consolidated subsidiaries	—	—	(6,426)	2,495	—	(3,931)

Equity in (loss) income of consolidated subsidiaries	(3,931)	(3,931)	2,495	—	5,367	—
Net (loss) income	$(3,931)	$(3,931)	$(3,931)	$2,495	$5,367	$(3,931)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$173,214	$36,240	$—	$209,454
Costs of operations	—	—	135,600	31,570	—	167,170
Gross profit	—	—	37,614	4,670	—	42,284

Corporate operating expenses	—	—	(10,550)	—	—	(10,550)

Gain on sale of center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	1,705	—	—	1,705

Interest expense, net	—	—	(28,993)	(1,182)	—	(30,175)
Income before income taxes	—	—	1,905	3,488	—	5,393

Provision for income taxes	—	—	2,158	—	—	2,158
Income (loss) before equity in income of consolidated subsidiaries	—	—	(253)	3,488	—	3,235
Equity in income of consolidated subsidiaries	3,235	3,235	3,488	—	(9,958)	—
Net income	$3,235	$3,235	$3,235	$3,488	$(9,958)	$3,235

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$68,496	$9,716	$—	$78,212
Costs of operations	—	—	57,781	8,929	—	66,710
Gross profit	—	—	10,715	787	—	11,502

Corporate operating expenses	—	—	(4,436)	—	—	(4,436)

Gain on sale of center	—	—	123	—	—	123

Equity in earnings of unconsolidated partnerships	—	—	658	—	—	658

Interest expense, net	—	—	(10,946)	(254)	—	(11,200)
(Loss) income before income taxes	—	—	(3,886)	533	—	(3,353)

Benefit for income taxes	—	—	(1,342)	—	—	(1,342)
(Loss) income before equity in (loss) income of consolidated subsidiaries	—	—	(2,544)	533	—	(2,011)

Equity in (loss) income of consolidated subsidiaries	(2,011)	(2,011)	533	—	3,489	—
Net (loss) income	$(2,011)	$(2,011)	$(2,011)	$533	$3,489	$(2,011)

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$58,394	$12,342	$—	$70,736
Costs of operations	—	—	46,547	10,633	—	57,180
Gross profit	—	—	11,847	1,709	—	13,556

Corporate operating expenses	—	—	(3,555)	—	—	(3,555)

Equity in earnings of unconsolidated partnerships	—	—	453	—	—	453

Interest expense, net	—	—	(9,619)	(366)	—	(9,985)
Income (loss) before income taxes	—	—	(874)	1,343	—	469

Provision for income taxes	—	—	188	—	—	188
Income (loss) before equity in income of consolidated subsidiaries	—	—	(1,062)	1,343	—	281

Equity in income of consolidated subsidiaries	281	281	1,343	—	(1,905)	—
Net income	$281	$281	$281	$1,343	$(1,905)	$281

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(3,931)	$(3,931)	$(3,931)	$2,495	$5,367	$(3,931)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of center			(123)			(123)
Depreciation and amortization	—	—	45,062	4,071	—	49,133
Equity in (loss) income of consolidated subsidiaries	3,931	3,931	(2,495)	—	(5,367)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	6,394	1,435	—	7,829
Intercompany receivables, net	—	21,814	(18,853)	(2,961)	—	—
Other current assets	—	—	(4,010)	(111)	—	(4,121)
Accounts payable and other accrued expenses	—	—	7,259	226	—	7,485
Net cash provided by operating activities	—	21,814	29,303	5,155	—	56,272

INVESTING ACTIVITIES:
Proceeds from sale of center			1,360			1,360
Additions to property and equipment	—	—	(23,267)	(1,496)	—	(24,763)
Other	—	—	3,420	(4,360)	—	(940)
Net cash used in investing activities	—	—	(18,487)	(5,856)	—	(24,343)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(21,798)	(3,297)	(793)	—	(25,888)
Other	—	(16)	—	—	—	(16)
Net cash used in financing activities	—	(21,814)	(3,297)	(793)	—	(25,904)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	7,519	(1,494)	—	6,025
Cash, beginning of period	—	—	25,820	4,592	—	30,412
Cash, end of period	$—	$—	$33,339	$3,098	$—	$36,437

SUPPLEMENTAL UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2004

(Amounts in thousands)

	PARENT COMPANY ONLY	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$3,235	$3,235	$3,235	$3,488	$(9,958)	$3,235
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of Center	—	—	(2,129)	—	—	(2,129)
Depreciation and amortization	—	—	38,680	4,121	—	42,801
Equity in income of consolidated subsidiaries	(3,235)	(3,235)	(3,488)	—	9,958	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(3,002)	(223)	—	(3,225)
Intercompany receivables, net	—	(72,627)	80,725	(8,098)	—	—
Other current assets	—	—	2,443	217	—	2,660
Accounts payable and other accrued expenses	—	—	4,795	297	—	5,092
Net cash provided by (used in) operating activities	—	(72,627)	121,259	(198)	—	48,434

INVESTING ACTIVITIES:
Acquisitions of Fixed Facilities and Mobile Facilities	—	—	(52,834)	—	—	(52,834)
Proceeds from sale of center	—	—	5,413	—	—	5,413
Additions to property and equipment	—	—	(27,553)	(754)	—	(28,307)
Other	—	—	(854)	—	—	(854)
Net cash used in investing activities	—	—	(75,828)	(754)	—	(76,582)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(1,635)	(4,028)	(511)	—	(6,174)
Proceeds from issuance of notes payable	—	75,000	—	1,125	—	76,125
Other	—	(738)	(73)	563	—	(248)
Net cash provided by (used in) financing activities	—	72,627	(4,101)	1,177	—	69,703

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	41,330	225	—	41,555
Cash, beginning of period	—	—	15,965	3,589	—	19,554
Cash, end of period	$—	$—	$57,295	$3,814	$—	$61,109

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in 35 states and are primarily concentrated in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 72% of our total revenues from MRI services during the nine months ended March 31, 2005, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, diagnostic ultrasound, lithotripsy and x-ray.   We have developed and continue to develop strong regional networks of diagnostic imaging centers and facilities, enabling us to effectively serve our customers and maximize utilization of our imaging equipment.

As of March 31, 2005, our network consists of 126 fixed-site centers and 113 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers, including healthcare providers, such as hospitals and physicians, and payors such as managed care organizations, Medicare, Medicaid and insurance companies.  Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  Our operations consist of two reportable segments, mobile operations and fixed operations.  Our mobile operations include 31 parked mobile facilities, each of which serves a single customer.  Our fixed operations include four mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 8 to our unaudited condensed consolidated financial statements, which are a part of this report.

Given our size and expertise, we believe we are well positioned to capitalize on the ongoing growth in the diagnostic imaging industry. Growth in the diagnostic imaging industry has been and will continue to be driven by (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET and PET/CT, and the expansion of reimbursement coverage for PET and PET/CT from Medicare and other third-party payors, (3) expanding applications of CT, MRI and PET technologies and (4) a currently stable reimbursement environment.

Our principal executive offices are located at 26250 Enterprise Court, Suite 100, Lake Forest, California 92630, and our telephone number is (949) 282-6000.  Our internet address is www.insighthealth.com.  www.insighthealth.com is a textual reference only, meaning that the information contained on the website is not part of this report and is not incorporated by reference in this report or in any other filings we make with the Securities and Exchange Commission, or SEC.

Recent Developments

On March 31, 2005, we sold our joint venture interest in a fixed-site center in Marina Del Rey, California.  The sale resulted in a one-time gain on sale of approximately $0.1 million.  In April 2004, we opened a fixed-site center in Simi Valley, California.  In February 2004, we acquired the remaining joint venture interest in a fixed-site center in Henderson, Nevada.  In February 2004, through a joint venture we opened a fixed-site center in Columbus, Ohio.  In August 2003, we acquired a joint venture interest in a fixed-site center located in Hammonton, New Jersey.  All of these acquisitions and new centers were financed with internally generated funds.  In December 2003, we sold a fixed-site center located in Hobart, Indiana, which resulted in a one-time gain on sale of approximately $2.1 million.

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

RESULTS OF OPERATIONS

Segments

We have two reportable segments, fixed operations and mobile operations:

Fixed Operations:  Generally, our fixed operations consist of freestanding imaging centers which we refer to as fixed-site centers.  However, our fixed operations also include four mobile facilities as part of our fixed operations in Maine.  Revenues at our fixed-site centers are primarily generated from services billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, which we generally refer to as our patient services revenues and management fees.  Revenues from our fixed operations are dependent on our ability to:

•                  attract patient referrals from physician groups and hospitals;

•                  increase procedure volume to maximize equipment utilization;

•                  maintain our existing contracts and enter into new ones with managed care organizations and commercial insurance carriers; and

•                  develop new fixed-site centers.

Revenues from our fixed operations have been and will continue to be driven by the growth in the diagnostic imaging industry discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  attractive financing arrangements by original equipment manufacturers have increased competition in our targeted regions, including physician owned imaging facilities;

•                  industry-wide increases in salaries and benefits for technologists;

•                  increases in deductibles and co-payment charges to patients;

•                  increases in the preauthorization requirements applicable to diagnostic imaging services by certain managed care organizations and state Medicaid programs; and

•                  reductions in reimbursement as a result of patient referrals from “third party gatekeeper organizations”.

Mobile Operations:  Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Our mobile operations include 31 parked mobile facilities, each of which serves a single customer.  Revenues from our mobile operations are primarily generated from fee-for-service arrangements and fixed fee contracts billed directly to our hospital, physician group and other healthcare provider customers, which we generally refer to as contract services revenues.  Our mobile operations revenues are dependent on our ability to:

•                  establish new mobile customers within our targeted regions;

•                  structure efficient mobile routes that maximize equipment utilization; and

•                  renew existing mobile contracts with our hospital, physician group and other healthcare provider customers.

Revenues from our mobile operations have been and will continue to be driven by the growth in the diagnostic imaging industry as discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  increases in competition in our targeted regions from other mobile service providers;

•                  industry-wide increases in salaries and benefits for technologists;

•                  attractive financing arrangements by original equipment manufacturers which cause some of our customers to invest in their own diagnostic imaging equipment; and

•                  a reduction in outpatient volumes at our fee-for-service customers due to increased deductibles and co-payment charges to patients.

Revenues from both our fixed and mobile operations could also be affected by the timing of holidays, patient and referring physician vacation schedules and inclement weather.

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

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005.  Although the effect of this rate reduction is unclear, this could have a significant negative impact on our PET and PET/CT revenues.  Because unfavorable reimbursement policies may constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT clients and attract new ones; however, CMS recently announced that it will reimburse for additional PET procedures, including Alzheimer’s disease and cervical cancer.

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

The following illustrates our payor mix based on revenues for the nine months ended March 31, 2005 (unaudited):

Payor	Percent of Total Revenues

Hospitals, physician groups, and other healthcare providers (1)	44%
Managed care and insurance	37%
Medicare/Medicaid	14%
Workers’ compensation	4%
Other, including self-pay patients	1%

(1)               No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of March 31, 2005, our days sales outstanding for trade accounts receivables, net was 57 days.  We calculate days sales outstanding by dividing accounts receivable, net of allowances, by the three-month average revenue per day.

The aging of our gross trade accounts receivables as of March 31, 2005 is as follows (amounts in thousands):

	Current	30 days	60 days	90 days	120 days and older	Total
	(unaudited)
Hospitals, physicians groups and other healthcare providers	$11,897	$5,386	$1,081	$378	$1,006	$19,748
Managed care and insurance	22,592	9,894	4,861	2,756	10,720	50,823
Medicare/Medicaid	8,280	2,366	1,406	1,164	3,893	17,109
Workers’ compensation	2,386	1,768	1,011	422	2,621	8,208
Other, including self-pay patients	226	188	59	205	201	879
	$45,381	$19,602	$8,418	$4,925	$18,441	$96,767

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

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	60.6	57.5	61.3	58.4
Provision for doubtful accounts	1.9	1.6	1.9	1.5
Equipment leases	0.7	0.3	1.2	0.3
Depreciation and amortization	20.7	20.5	20.9	20.6
Total costs of operations	83.9	79.9	85.3	80.8

Gross profit	16.1	20.1	14.7	19.2

CORPORATE OPERATING EXPENSES	(5.6)	(5.0)	(5.7)	(5.0)

GAIN ON SALES OF CENTERS	0.1	1.0	0.2	—

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.8	0.8	0.8	0.6

INTEREST EXPENSE, net	(14.1)	(14.4)	(14.3)	(14.1)

(Loss) income before income taxes	(2.7)	2.5	(4.3)	0.7

(BENEFIT) PROVISION FOR INCOME TAXES	(1.1)	1.0	(1.7)	0.3

Net (loss) income	(1.6)%	1.5%	(2.6)%	0.4%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Fixed	$147,598	$125,017	$48,360	$41,709
Mobile	89,583	84,437	29,852	29,027
Total	$237,181	$209,454	$78,212	$70,736

Nine Months Ended March 31, 2005 and 2004

Revenues:  Revenues increased approximately 13.2% from approximately $209.5 million for the nine months ended March 31, 2004, to approximately $237.2 million for the nine months ended March 31, 2005.  This increase was due to higher revenues from our fixed operations (approximately $22.6 million) and our mobile operations (approximately $5.1 million).  Revenues for our fixed operations and mobile operations represented approximately 62% and 38%, respectively, of our total revenues for the nine months ended March 31, 2005.

Revenues from our fixed operations increased approximately 18.1% from approximately $125.0 million for the nine months ended March 31, 2004, to approximately $147.6 million for the nine months ended March 31, 2005.  The increase was due primarily to (1) the CMI acquisition (approximately $29.7 million) and (2) revenues from the fixed-site centers we opened in 2004 and 2003 (approximately $1.8 million), partially offset by a reduction in (1) revenues from our existing fixed-site centers and (2) revenues from the fixed-site center we sold in 2003 (approximately $1.0 million).  Revenues at our existing fixed-site centers decreased approximately 3.8% because of (1) a decrease in procedure volume at the fixed-site centers (approximately 2%) as a result of the adverse factors affecting our fixed operations discussed above and (2) a decrease in our average reimbursement from payors (approximately 2%).

Revenues from our mobile operations increased approximately 6.2% from approximately $84.4 million for the nine months ended March 31, 2004, to approximately $89.6 million for the nine months ended March 31, 2005.  The increase was due to (1) revenues from our existing mobile facilities (approximately $3.3 million) and (2) the CDL acquisition (approximately $1.9 million).  The increase in revenues from our existing mobile facilities was the result of higher PET and PET/CT revenues (approximately $4.4 million), partially offset by lower MRI and other revenues

(approximately $1.1 million).  The increase in PET and PET/CT revenues was primarily due to an increase in the number of PET and PET/CT facilities in service.  The decrease in MRI revenues was due to fewer MRI facilities in service.

Approximately 57% of our total revenues for the nine months ended March 31, 2005 were generated from patient services revenues.  Patient services revenues for the fixed operations and mobile operations represented approximately 99% and 1%, respectively, of total patient services revenues for the nine months ended March 31, 2005.  Approximately 43% of our total revenues for the nine months ended March 31, 2005, were generated from contract services revenues.  Contract services revenues for the fixed operations and mobile operations represented approximately 13% and 87%, respectively, of total contract services revenues for the nine months ended March 31, 2005.

Costs of Operations:  Costs of operations increased approximately 19.0% from approximately $167.2 million for the nine months ended March 31, 2004, to approximately $198.9 million for the nine months ended March 31, 2005.  This increase was due primarily to (1) the CDL and CMI acquisitions (approximately $1.2 million and $22.4 million, respectively), (2) increased costs at our existing mobile facilities (approximately $7.5 million), (3) costs at the fixed-site centers we opened in 2004 and 2003 (approximately $1.7 million), (4) an increase in salaries and benefits at our billing operations primarily related to the CMI acquisition (approximately $0.7 million) and (5) a charge for one-time severance payments for terminated employees (approximately $0.3 million), partially offset by reduced costs from the fixed-site center we sold in 2003 (approximately $1.1 million).

Costs of operations at our fixed operations increased approximately 22.7% from approximately $90.9 million for the nine months ended March 31, 2004, to approximately $111.5 million for the nine months ended March 31, 2005.  The increase was due to (1) the CMI acquisition (approximately $22.4 million), (2) costs at the fixed-site centers we opened in 2004 and 2003 (approximately $1.7 million), (3) a charge for one-time severance payments for terminated employees (approximately $0.3 million) and (4) an increase in costs at our existing fixed-site centers, partially offset by reduced costs from the fixed-site center we sold in 2003 (approximately $1.1 million).

Costs of operations at our mobile operations increased approximately 13.7% from approximately $63.7 million for the nine months ended March 31, 2004, to approximately $72.4 million for the nine months ended March 31, 2005.  The increase was due to (1) the CDL acquisition (approximately $1.2 million) and (2) increased costs at our existing mobile facilities (approximately $7.5 million).  The increase in costs at our existing mobile facilities was due primarily to (1) higher salaries and benefits, particularly technologists (approximately $3.1 million), (2) an increase in equipment lease costs (approximately $1.3 million), (3) an increase in vehicle costs (approximately $0.4 million), (4) an increase in medical supply costs (approximately $0.7 million) and (5) an increase in the provision for doubtful accounts (approximately $0.5 million).  Our PET and PET/CT facilities which have higher (1) medical supply costs relating to the use of radiopharmaceuticals, (2) technologist salaries relating to the shortage of PET technologists and the increase in the number of technologists needed to operate PET/CT facilities and (3) vehicle operation costs because PET and PET/CT facilities are moved more frequently, accounted for approximately $5.0 million of the increase in costs for our mobile operations.  We believe that these higher costs will continue as we add additional PET and PET/CT facilities.

Corporate Operating Expenses:  Corporate operating expenses increased approximately 26.4% from approximately $10.6 million for the nine months ended March 31, 2004, to approximately $13.4 million for the nine months ended March 31, 2005.  During the nine months ended March 31, 2005, we recorded a charge for one-time severance payments for a terminated employee (approximately $0.8 million).  The remaining increase was due primarily to (1) consulting costs (approximately $0.8 million) and (2) additional legal and accounting costs primarily related to Sarbanes-Oxley implementation (approximately $0.7 million).

Gain on Sale of Center:  In March 2005, we sold our joint venture interest in a fixed-site center located in Marina Del Rey, California for approximately $1.4 million.  We realized a gain of approximately $0.1 million on the sale.  In December 2003, we sold a fixed-site center located in Hobart, Indiana for approximately $5.4 million.  We realized a gain of approximately $2.1 million on the sale.

Interest Expense, net:  Interest expense, net increased approximately 10.6% from approximately $30.2 million for the nine months ended March 31, 2004, to approximately $33.4 million for the nine months ended March 31, 2005.  The increase was due primarily to additional debt related to the CDL and CMI acquisitions, partially offset by a reduction due to principal payments on notes payable and capital lease obligations.

(Benefit) Provision for Income Taxes:  (Benefit) provision for income taxes decreased from a provision of  $2.2 million for the nine months ended March 31, 2004, to a benefit of approximately $2.6 million for the nine months ended March 31, 2005, due to the pretax loss for the nine months ended March 31, 2005.  We have recorded a tax (benefit) provision at an effective rate of 40% for the nine months ended March 31, 2005 and 2004.  We expect our effective tax rate will be approximately 40% in the future.

Three Months Ended March 31, 2005 and 2004

Revenues:  Revenues increased approximately 10.6% from approximately $70.7 million for the three months ended March 31, 2004, to approximately $78.2 million for the three months ended March 31, 2005.  This increase was due to higher revenues from our fixed operations (approximately $6.7 million) and our mobile operations (approximately $0.8 million).  Revenues for our fixed operations and mobile operations represented approximately 62% and 38%, respectively, of our total revenues for the three months ended March 31, 2005.

Revenues from our fixed operations increased approximately 16.1% from approximately $41.7 million for the three months ended March 31, 2004, to approximately $48.4 million for the three months ended March 31, 2005.  The increase was due to (1) the CMI acquisition (approximately $10.0 million) and (2) revenues from the fixed-site centers we opened in 2004 (approximately $0.4 million), partially offset by a reduction in revenues from our existing fixed-site centers.  Revenues at our existing fixed-site centers decreased approximately 4.9% because of (1) a decrease in procedure volume at the fixed-site centers (approximately 4%) as a result of the adverse factors affecting our fixed operations discussed above and (2) a decrease in our average reimbursement from payors (approximately 1%).

Revenues from our mobile operations increased approximately 2.8% from approximately $29.0 million for the three months ended March 31, 2004, to approximately $29.8 million for the three months ended March 31, 2005. The increase in revenues from our existing mobile facilities (approximately $0.8 million) was the result of higher PET and PET/CT revenues (approximately $1.5 million), partially offset by lower MRI and other revenues (approximately $0.7 million).  The increase in PET and PET/CT revenues was primarily due to an increase in the number of PET and PET/CT facilities in service.  The decrease in MRI revenues was due to a decrease in the number of MRI facilities in service.

Approximately 56% of our total revenues for the three months ended March 31, 2005 were generated from patient services revenues.  Patient services revenues for the fixed operations and mobile operations represented approximately 99% and 1%, respectively, of total patient services revenues for the three months ended March 31, 2005.  Approximately 44% of our total revenues for the three months ended March 31, 2005, were generated from contract services revenues.  Contract services revenues for the fixed operations and mobile operations represented approximately 14% and 86%, respectively, of total contract services revenues for the three months ended March 31, 2005.

Costs of Operations:  Costs of operations increased approximately 16.6% from approximately $57.2 million for the three months ended March 31, 2004, to approximately $66.7 million for the three months ended March 31, 2005.  This increase was due primarily to (1) the CMI acquisition (approximately $7.8 million), (2) increased costs at our existing mobile facilities (approximately $2.0 million) and (3) costs at the fixed-site centers we opened in 2004 (approximately $0.4 million).

Costs of operations at our fixed operations increased approximately 23.3% from approximately $30.1 million for the three months ended March 31, 2004, to approximately $37.1 million for the three months ended March 31, 2005.  The increase was due primarily to (1) the CMI acquisition (approximately $7.8 million) and (2) costs at the fixed-site centers we opened in 2004 (approximately $0.3 million).

Costs of operations at our mobile operations increased approximately 9.3% from approximately $22.6 million for the three months ended March 31, 2004, to approximately $24.7 million for the three months ended March 31, 2005.  The increased costs at our existing mobile facilities (approximately $2.1 million) was due primarily to (1) higher salaries and benefits, particularly technologists (approximately $0.9 million), (2) higher equipment lease expense (approximately $0.7 million) and (3) higher medical supply costs (approximately $0.3 million). The increase in costs of operations at our existing mobile facilities results primarily from an increase in costs to operate our PET and PET/CT facilities which have higher (1) medical supply costs relating to the use of radiopharmaceuticals, (2) technologist salaries relating to the shortage of PET technologists and the increase in the number of technologists needed to operate PET/CT facilities and (3) vehicle operation costs because PET and PET/CT facilities are moved more frequently, accounted for approximately $1.6 million of the increase in costs for our mobile operations.  We believe that these higher costs will continue as we add additional PET and PET/CT facilities.

Corporate Operating Expenses:  Corporate operating expenses increased approximately 22.2% from approximately $3.6 million for the three months ended March 31, 2004, to approximately $4.4 million for the three months ended March 31, 2005.  The increase was due primarily to higher consulting costs (approximately $0.5 million) and legal and accounting expenses related to Sarbanes-Oxley implementation (approximately $0.2 million).

Gain on Sale of Center:  In March 2005, we sold our joint venture interest in a fixed-site center located in Marina Del Rey, California for approximately $1.4 million.  We realized a gain of approximately $0.1 million on the sale.

Interest Expense, net:  Interest expense, net increased approximately 12.0% from approximately $10.0 million for the three months ended March 31, 2004, to approximately $11.2 million for the three months ended March 31, 2005.  The increase was due primarily to additional debt related to the CMI acquisition, partially offset by a reduction due to principal payments on notes payable and capital lease obligations.

(Benefit) Provision for Income Taxes:  (Benefit) provision for income taxes decreased from a provision of  $0.2 million for the three months ended March 31, 2004, to a benefit of approximately $1.3 million for the three months ended March 31, 2005, due to the pretax loss for the three months ended March 31, 2005.  We have recorded a tax (benefit) provision at an effective rate of 40% for the three months ended March 31, 2005 and 2004.  We expect our effective tax rate will be approximately 40% in the future.

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

Cash and cash equivalents as of March 31, 2005 were approximately $36.4 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of cash flows is as follows (amounts in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net cash provided by operating activities	$56,272	$48,434	$24,397	$18,186
Net cash used in investing activities	(24,373)	(76,582)	(6,968)	(7,484)
Net cash provided by (used in) financing activities	(25,904)	69,703	(11,917)	22,710

Net cash provided by operating activities was approximately $56.3 million for the nine months ended March 31, 2005 and resulted primarily from (1) net income before depreciation and amortization and the gain on sale of a fixed-site center (approximately $45.1 million), (2) a decrease in trade accounts receivables, net (approximately $7.8 million) and (3) an increase in accounts payable and accrued expenses (approximately $7.5 million) due primarily to an increase in accrued interest on our unsecured senior subordinated notes (approximately $6.2 million), partially offset by an increase in other current assets (approximately $4.1 million).  The decrease in trade accounts receivables, net is due to increased collections on patient services revenues.  The increase in other current assets is due primarily to (1) a benefit for income taxes for the nine months ended March 31, 2005 (approximately $2.6 million) and (2) the payment of insurance premiums in December 2004 (approximately $0.7 million).

Net cash used in investing activities was approximately $24.3 million for the nine months ended March 31, 2005. Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $24.8 million), partially offset by proceeds from the sale of center discussed above (approximately $1.4 million).

Net cash used in financing activities was approximately $25.9 million for the nine months ended March 31, 2005. Cash used in financing activities resulted from principal payments of notes payable and capital lease obligations which includes prepayments on our credit facility (approximtely $20.0 million).

The following table sets forth our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the nine and three months ended March 31, 2005 and 2004.  EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  We present the discussion of EBITDA because covenants in the indenture governing our unsecured senior subordinated notes and the credit agreement governing our credit facility contain ratios based on this measure.   Our reconciliation of EBITDA to net cash provided by operating activities is as follows (amounts in thousands):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net cash provided by operating activities	$56,272	$48,434	$24,397	$18,186
(Benefit) provision for income taxes	(2,622)	2,158	1,342	188
Interest expense, net	33,409	30,175	11,200	9,985
Gain on sales of centers	123	2,129	123	—
Net change in operating assets and liabilities	(11,193)	(4,527)	(10,158)	(3,349)

EBITDA	$75,989	$78,369	$24,220	$25,010

EBITDA decreased approximately 3.1% from approximately $78.4 million for the nine months ended March 31, 2004, to approximately $76.0 million for the nine months ended March 31, 2005.  This decrease was due primarily to (1) an increase in corporate operating expenses (approximately $2.8 million), (2) an increase in salaries and benefits (approximately $1.0 million), (3) an increase in salaries and benefits at our billing operations primarily related to the CMI acquisition (approximately $0.7 million) and (4) a decrease in EBITDA from our mobile operations (approximately $2.1 million), partially offset by an increase in EBITDA from our fixed operations (approximately $4.2 million).

EBITDA for our fixed operations increased 7.9% from approximately $52.9 million for the nine months ended March 31, 2004, to approximately $57.1 million for the nine months ended March 31, 2005.  This increase was due primarily to (1) the CMI acquisition (approximately $11.1 million) and (2) the fixed-site centers we opened in 2004 and 2003 (approximately $0.4 million), partially offset by (1) a decrease at our existing fixed-site centers (approximately $4.7 million), (2) the difference between the gain on sales of the fixed-site centers we sold in 2005 and 2003 (approximately $2.0 million), (3) the elimination of EBITDA at the fixed-site center we sold in 2003 (approximately $0.3 million) and (4) a charge for one-time severance of terminated employees (approximately $0.3 million).

EBITDA for our mobile operations decreased approximately 4.9% from approximately $42.6 million for the nine months ended March 31, 2004, to approximately $40.5 million for the nine months ended March 31, 2005.  This decrease was due primarily to a reduction at our existing mobile facilities (approximately $3.2 million) primarily related to the increase in costs discussed above, partially offset by the CDL acquisition (approximately $1.1 million).

EBITDA decreased approximately 3.2% from approximately $25.0 million for the three months ended March 31, 2004, to approximately $24.2 million for the three months ended March 31, 2005.  This decrease was due primarily to (1) a decrease in EBITDA from our existing mobile operations (approximately $1.1 million) and (2) an increase in corporate operating expenses (approximately $0.9 million), partially offset by an increase in EBITDA at our fixed operations (approximately $1.4 million).

EBITDA for our fixed operations increased approximately 8.3% from approximately $16.9 million for the three months ended March 31, 2004, to approximately $18.3 million for the three months ended March 31, 2005.  This increase was due primarily to (1) the CMI acquisition (approximately $3.8 million), (2) the fixed-site centers we opened in 2004 (approximately $0.2 million) and (3) the gain on sale of the fixed-site center we sold in 2005 (approximately $0.1 million), partially offset by a decrease at our existing fixed-site centers (approximately $2.7 million).

EBITDA for our mobile operations decreased approximately 7.8% from approximately $14.1 million for the three months ended March 31, 2004, to approximately $13.0 million for the three months ended March 31, 2005, primarily related to the increase in costs discussed above.

Capital Expenditures:  In 2005, we purchased or leased six MRI facilities, two PET/CT facilities and four CT systems.  As of March 31, 2005, we have committed to purchase or lease at an approximate aggregate cost of $7.1 million, five diagnostic imaging systems through July 2005.  We expect to use either internally generated funds or leases to finance the purchase of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our business strategy.

In addition, in connection with the implementation of the electronic transactions, security and privacy standards mandated by the Health Insurance Portability and Accountability Act of 1996, we have spent approximately $2.2 million as of March 31, 2005, to make necessary software upgrades to our proprietary information system to make it conform with the privacy and electronic standards.  We expect to spend an additional $0.2 million to conform with the security standards, effective April 20, 2005, and for additional training costs.

Credit Facility and Senior Subordinated Notes:  As of March 31, 2005, through InSight, we have a credit facility with Bank of America, N.A. and a syndicate of other lenders consisting of:  (1) a term loan with a principal balance of approximately $218.3 million, (2) an additional term loan with a principal balance of approximately $29.9 million and (3) a $50.0 million revolving credit facility.  Borrowings under the credit facility bear interest at LIBOR plus 3.75% to 4.0%.  We are required to pay an unused facility fee up to 0.625% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility.  As of March 31, 2005 and May 2, 2005 there were no borrowings under the revolving credit facility.

In addition to the indebtedness under our credit facility, through InSight, we have outstanding $250 million of 9.875% unsecured senior subordinated notes.  The notes mature in November 2011, with interest payable semi-annually and are redeemable at our option, in whole or in part, on or after November 1, 2006.

The credit facility contains various restrictive covenants which prohibit us from prepaying other indebtedness, including the notes, and require us to maintain specified financial ratios and satisfy financial condition tests.  As of March 31, 2005, we were in compliance with these covenants.  In addition, the credit facility prohibits InSight from declaring or paying any dividends to us and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or we fail to meet the conditions of, the credit facility or if payment creates a default under the credit facility.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies.  A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which are included in our annual report on Form 10-K for the period ended June 30, 2004 filed with the SEC on September 24, 2004.

RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial health.

As of March 31, 2005, we had total indebtedness of approximately $513.5 million.  Our substantial indebtedness could have important consequences to us. For example, it could:

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

At March 31, 2005, our assets included approximately $316.8 million of intangible assets, representing approximately 48.6% of our total consolidated assets.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under our credit facility or our indenture or any bankruptcy or dissolution of our company, the realizable value of these assets may be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates.  At March 31, 2005, approximately 49% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt.  If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For the nine months ended March 31, 2005, we derived approximately 57% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues.  Moreover, our healthcare provider customers on whom we depend for approximately 43% of our revenues generally rely on reimbursement from third-party payors.  In the past, certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities.  Recently, a third-party payor announced a requirement of participation, which has not yet taken effect, that would require freestanding imaging center providers to be multi-modality and not simply offer one type of diagnostic imaging service.  In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.  Similar initiatives enacted in the future by a significant number of additional third-party payors would have an adverse impact on our financial condition and our operations.

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

Our financial results depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. Approximately 33% of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 80% for the nine months ended March 31, 2005.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller facilities which have lower procedure volumes.  In addition, attractive financing from original equipment manufacturers may cause hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  If attractive financing causes hospitals and physician groups to establish their own diagnostic imaging centers, our business, financial condition and results of operations would be materially adversely affected.  Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our revenues.

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

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  Competition in our industry for qualified employees is intense.   In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly PET technologists.  We may not be able to hire and retain a sufficient number of technologists, and we may be required to pay bonuses and higher salaries to our technologists, which would increase our expenses.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our PET and PET/CT service and some of our other imaging services require the use of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

Our PET and PET/CT service and some of our other imaging and therapeutic services require the use of radioactive materials to produce the images.   While this radioactive material has a short half-life, meaning it quickly breaks down into non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury.  We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products.  Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials.  In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance.  In addition, we may not be able to maintain insurance on acceptable terms, or at all.   We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations.

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

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of March 31, 2005, a 1% change in interest rates on our $248.2 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.5 million.  The weighted-average interest rate on our floating debt as of March 31, 2005 was approximately 6.35%.

Through InSight, we also have outstanding $250 million in unsecured senior subordinated notes which mature in November 2011 and bear interest at 9.875% per annum, payable semi-annually.  The fair value of our unsecured senior subordinated notes as of March 31, 2005 was approximately $245.0 million.

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

ITEM 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS

10.26

Fourth Amendment to Credit Agreement, dated as of February 22, 2005, by and among InSight, InSight Holdings, the Subsidiary Guarantors (named therein), the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the CIT Group/Business Credit, Inc., as Documentation Agent, filed herewith.

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

Date: May 6, 2005

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

	By:	/s/ Michael N. Cannizzaro
Michael N. Cannizzaro
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mitch C. Hill
Mitch C. Hill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES	PAGE NUMBER

10.26

Fourth Amendment to Credit Agreement, dated as of February 22, 2005, by and among InSight, InSight Holdings, the Subsidiary Guarantors (named therein), the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and the CIT Group/Business Credit, Inc., as Documentation Agent, filed herewith.

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