Form 10-K
period 2005-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2005-09-22
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 333-75984

INSIGHT HEALTH SERVICES HOLDINGS CORP.

(Exact name of Registrant as specified in its charter)

DELAWARE	04-3570028
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification
organization)	No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2004 (based on the price at which the common stock was valued on that date) was $146,906.  The number of shares outstanding of the Registrant’s common stock as of August 31, 2005 was 5,468,814.

PART I

ITEM 1.     BUSINESS

OVERVIEW

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this annual report on Form 10-K, or the Form 10-K, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “InSight” in this Form 10-K mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Corp.

We are a nationwide provider of diagnostic imaging services through our integrated network of fixed-site centers and mobile facilities which are focused in targeted regions throughout the United States. Our services include magnetic resonance imaging, or MRI, positron emission tomography, or PET, computed tomography, or CT, and other technologies. These services are noninvasive techniques that generate representations of internal anatomy on film or digital media which are used by physicians for the diagnosis and assessment of diseases and disorders.

As of June 30, 2005, our network consists of 120 fixed-site centers and 115 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers, including healthcare providers, such as hospitals and physicians, and payors such as managed care organizations, Medicare, Medicaid and insurance companies. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals, physician groups and other heathcare providers access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of imaging procedures and quality assurance. We do not engage in the practice of medicine.  We have two reportable segments, fixed operations and mobile operations.  Our mobile operations include 33 parked mobile facilities, each of which serves a single customer.  Our fixed operations include four mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 16 to the consolidated financial statements, which are a part of this Form 10-K

Historically, we pursued a strategy that was largely focused on growth through the acquisition of imaging businesses in various parts of the country. We plan to refocus our strategic efforts away from acquisition growth to organic growth and will look to leverage our presence and advanced imaging systems in our targeted regions. We also plan to drive operational efficiencies, improve utilization of our imaging systems and enhance relationships with provider partners, including radiologists and hospitals, and with the payor community.

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

We file annual, quarterly and special reports and other information with the SEC.  You may read and copy materials that we have filed with the SEC at the following SEC public reference room:

450 Fifth Street, N.W.

Room 1024

Washington, D.C. 20549

Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  Our SEC filings are also available to the public on the SEC’s Internet website at http://www.sec.gov.

Fixed-Site Business

Our fixed-site centers provide a full spectrum of diagnostic imaging services to patients, physicians, insurance payors and managed care organizations.  Of our 120 fixed-site centers, 77 offer MRI services exclusively and three offer either PET or another type of service exclusively.  Our remaining 40 fixed-site centers are multi-modality sites typically offering MRI and one or more of PET, CT, x-ray, mammography, ultrasound, nuclear medicine, bone densitometry and nuclear cardiology. Diagnostic services are provided to a patient upon referral by a physician.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations. Our fixed-site centers provide the equipment and technologists for the procedures, contract with radiologists to interpret the procedures, and bill payors directly.  We have more than 1,000 managed care contracts with managed care organizations at our fixed-site centers.  These managed care contracts often last for a period of multiple years because (1) they do not have specific terms or specific termination dates or (2) they contain annual “evergreen” provisions that provide for the contract to automatically renew unless either party terminates the contract.

In addition to our independent facilities, we enter into joint ventures with hospitals and radiology groups. Under these arrangements, the hospital outsources its radiology function (primarily MRI) to us and we then install the appropriate imaging equipment on the hospital campus. Joint ventures are attractive to hospitals that lack the resources, management expertise or patient volume to provide their own imaging services or require incremental capacity. Joint ventures provide us with motivated partners capable of generating significant inpatient procedure volumes through fixed-site centers. Furthermore, our joint ventures allow us to charge a management and billing fee for supporting the day-to-day operations of the jointly owned centers.

Mobile Business

Hospitals can access our diverse diagnostic imaging technology through our network of 115 mobile facilities. We currently have contracts with more than 300 hospitals, physician groups and other healthcare providers. We enable hospitals, physician groups and other healthcare providers to benefit from our advanced equipment without investing their own capital directly. We do not provide interpretation services for the diagnostic images produced.  Interpretation services are provided by the hospital’s radiologists or physician groups.

After reviewing the needs of our customers, route patterns, travel times, fuel costs and equipment utilization, our field managers implement planning and route management to maximize the utilization of our mobile equipment while controlling the costs to locate and relocate the mobile facilities. Our mobile facilities are scheduled for as little as one-half day and up to seven days per week at any particular site. We generally enter into one to five year-term contracts with our mobile customers under which they assume responsibility for billing and collections. We are paid directly by our mobile customers on a contracted amount for our services, regardless of whether they are reimbursed.

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

DIAGNOSTIC IMAGING TECHNOLOGY

Our diagnostic imaging systems consist of MRI systems, PET/CT systems, PET systems, CT systems, digital ultrasound systems, computer-based nuclear medicine gamma cameras, x-ray, mammography, radiography/fluoroscopy systems and bone densitometry.  Each of these types of imaging systems (other than x-ray) represents the marriage of computer technology and various medical imaging modalities. The following highlights our primary imaging systems:

Magnetic Resonance Imaging or MRI

MRI is a technique that involves the use of high-strength magnetic fields to produce computer-processed, three-dimensional, cross-sectional images of the body. The resulting image reproduces soft tissue anatomy (as found in the brain, breast tissue, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality, and without exposing patients to ionizing radiation.  MRI systems are classified into two classes, conventional MRI systems and Open MRI systems.  The structure of conventional MRI systems (including the narrow tubes into which a patient is inserted) allows for higher magnet field strengths, better image quality and faster scanning times than Open MRI systems.  However, Open MRI systems are able to service patients who have access difficulties with the narrow tubes of conventional MRI systems, including pediatric patients and patients suffering from post-traumatic stress, claustrophobia or significant obesity.  A typical conventional MRI examination takes from 20 to 45 minutes.  A typical Open MRI examination takes from 30 to 60 minutes.  MRI generally reduces the cost and amount of care needed and often eliminates the need for invasive diagnostic procedures.  MRI systems are typically priced in the range of $0.9 million to $2.5 million each.

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

Computed Tomography or CT

In CT imaging, a computer analyzes the information received from x-ray beams to produce multiple cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs. A typical CT examination takes from 15 to 30 minutes.  CT systems are typically priced in the range of $0.3 million to $1.1 million each.

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

BUSINESS DEVELOPMENT

Our objective is to be the leading provider of diagnostic imaging services in our targeted regions.  We plan to further develop and expand our targeted regions by continuing to emphasize quality of care, produce cost-effective diagnostic information and provide superior service and convenience to our customers.  Our strategy is focused on two components.

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

Secondly, we intend to pursue expansion opportunities within our existing regional markets by developing new fixed-site centers, developing mobile routes and making disciplined acquisitions where attractive returns on investment can be achieved and sustained.  We also anticipate that some of these developments will be through joint ventures with hospitals because we believe that they have the potential to provide us with a steady source of procedure volume.  Management believes that this will continue to be an area for growth because we expect hospitals and other healthcare providers to respond to federal healthcare regulatory requirements by outsourcing radiology services to imaging centers that are jointly owned and managed with third parties.  We believe that the expansion of our business through such activities is a key factor in improving profitability.  Generally, these activities are aimed at increasing revenues and gross profit, maximizing utilization of existing capacity and increasing economies of scale.  Incremental gross profit resulting from such activities will vary depending on geographic location, whether facilities are mobile or fixed, the range of services provided and the strength of our joint venture partners.  We cannot assure you, however, that we will be able to identify suitable opportunities or thereafter complete such opportunities on terms acceptable to us.

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

Federal False Claims Act: There has been an increase in actions brought under the federal False Claims Act and in particular, under the False Claims Act’s “qui tam” or “whistleblower” provisions.  Those provisions allow a private individual to bring actions in the name of the government alleging that the defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. Until the government makes a decision, the lawsuit is kept secret. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, in which case the individual’s counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers that is related to the whistleblower’s allegations. The percentage of the individual’s recovery varies, depending on whether the government intervened in the case and other factors.  In recent years the number of suits brought against healthcare providers by government regulators and private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act, penalizing false claims against state funds. If a whistleblower action is brought against us, even if it is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation.  Actions brought under the False Claims Act may result in significant fines and legal fees and distract our management’s attention, which would adversely affect our business, financial condition and results of operations.

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

Anti-kickback Statutes: We are subject to federal and state laws which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs. In addition, it is possible that private parties may file “qui tam” actions based on claims resulting from relationships that violate this statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services, or HHS, the courts and Congress of financial arrangements between healthcare providers and potential sources of referrals to ensure that such arrangements do not violate the anti-kickback provisions. HHS and the federal courts interpret “remuneration” broadly to apply to a wide range of financial incentives, including, under certain circumstances, distributions of partnership and corporate profits to investors who refer federal healthcare program patients to a corporation or partnership in which they have an ownership interest and payments for service contracts and equipment leases that are designed, even if only in part, to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. HHS has issued “safe harbor” regulations that set forth certain provisions which, if met, will assure that healthcare providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statutes. The safe harbors are narrowly drawn and some of our relationships may not qualify for any “safe harbor”; however, failure to comply with a “safe harbor” does not create a presumption of liability. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by regulatory authorities, we cannot assure you that law enforcement officials or others will not challenge our operations under these statutes.

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

In addition, in 1996, Congress created new federal crimes:  healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those provided by private payors. A violation of this statute is a felony and may result in fines or imprisonment.

We believe that our operations materially comply with the CMP law and the healthcare fraud and false statements statutes. These prohibitions, however, are broadly worded and there is limited authority interpreting their parameters. Therefore, we can give no assurance that the government will not pursue a claim against us based on these statutes. Such a claim would divert the attention of management and could result in substantial penalties which could adversely affect our business, financial condition and results of operations.

Health Insurance Portability and Accountability Act: In 1996, Congress passed the Health Insurance Portability and Accountability Act, or HIPAA. Although the main focus of HIPAA was to make health insurance coverage portable, HIPAA has become a short-hand reference to new standards for electronic transactions and privacy and security obligations imposed on providers and others who handle personal health information. HIPAA requires healthcare providers to adopt standard formats for common electronic transactions with health plans, and to maintain the privacy and security of individual patients’ health information. The privacy standards went into effect on April 14, 2003, the electronic standards for transactions went into effect on October 16, 2003 and the security standards went into effect on April 20, 2005.  A violation of HIPAA’s standard transactions, privacy and security provisions may result in criminal and civil penalties, which could adversely affect our business, financial condition and results of operations.

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

The federal Stark Law prohibition is expansive, and its statutory language and implementing regulations are ambiguous. Consequently, the statute has been difficult to interpret. In 1995, the Centers for Medicare and Medicaid Services, or CMS, published final regulations interpreting the Stark prohibition as applied to clinical laboratory services.  In 2001, CMS published Phase I of the final Stark regulations relating to all designated health services (including clinical laboratory services) which went into effect in January 2002. On March 26, 2004, CMS published Phase II of the final Stark regulations which became effective in July 2004. Phase II included some additional regulatory exceptions and definitions providing more flexibility in some areas and more specificity in others, but did not extend designated health services to PET or nuclear medicine.  However, proposed regulations published in August 2005, include PET and nuclear medicine as designated health services under Stark.  Until final regulations are published, it is unclear whether CMS will grandfather in existing PET and nuclear medicine arrangements as exceptions to the rule.

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

Liability Insurance: The hospitals, physician groups and other healthcare providers who use our diagnostic imaging systems are involved in the delivery of healthcare services to the public and, therefore, are exposed to the risk of liability claims. Our position is that we do not engage in the practice of medicine. We provide only the equipment and technical components of diagnostic imaging, including certain limited nursing services, and we have not experienced any material losses due to claims for malpractice. Nevertheless, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. We maintain professional liability insurance in amounts we believe are adequate for our business of providing diagnostic imaging, treatment and management services. In addition, the radiologists or other healthcare professionals with whom we contract are required by such contracts to carry adequate medical malpractice insurance. Successful malpractice claims asserted against us, to the extent not covered by our liability insurance, could adversely affect our business, financial condition and results of operations.

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

Certificates of Need: Some states require hospitals and certain other healthcare facilities and providers to obtain a certificate of need, or CON, or similar regulatory approval prior to establishing certain healthcare operations or services, incurring certain capital expenditures and/or the acquisition of major medical equipment including MRI, PET and PET/CT systems. We believe that we have complied or will comply with applicable CON requirements in those states where we operate. Nevertheless, this is an area of continuing legislative activity, and CON and licensing statutes may be modified in the future in a manner that may have a material adverse effect on our business, financial condition and results of operations.

Environmental, Health and Safety Laws:  Our PET and PET/CT services and some of our other imaging services require the use of radioactive materials, which are subject to federal, state and local regulations governing the storage, use and disposal of materials and waste products. We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations.  However, we believe that environmental, health and safety laws and regulations will not (1) cause us to incur any material capital expenditures in our current year or the succeeding year, including costs for environmental control facilities or (2) materially impact our revenues or our competitive position.

SALES AND MARKETING

We engage in marketing activities to obtain new sources of revenues, expand business relationships, grow revenues at existing facilities, and maintain present business alliances and contractual relationships. Marketing activities for the fixed operations include educating physicians on new applications and uses of the technology and customer service programs. In addition, we leverage our targeted regional market concentration to develop contractual relationships with managed care payors to increase patient volume. Marketing activities for our mobile business include direct marketing to hospitals and developing leads through current customers, equipment manufacturers, and other vendors. In addition, marketing activities for our mobile operations include contacting referring physicians associated with hospital customers and educating physicians.

COMPETITION

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Imaging, Inc., HEALTHSOUTH Corporation, MedQuest, Inc., Radiologix, Inc., Shared Imaging and Otter Tail Corporation.  Some of our direct competitors may have access to greater financial resources than we do.

Certain hospitals, particularly the larger or more financially stable hospitals, may be expected to directly acquire and operate imaging and treatment equipment on-site as part of their overall inpatient servicing capability, assume the associated financial risk, employ the necessary technologists and satisfy applicable CON and licensure requirements, if any. In addition, some physician practices that have refrained from establishing diagnostic imaging capability may decide to do so.  Historically, smaller hospitals have been reluctant to purchase imaging and treatment equipment, but recently have chosen to do so with attractive financing offered by equipment manufacturers.

CUSTOMERS AND CONTRACTS

Our revenues are primarily generated from patient services and contract services. Patient services revenues are generally earned from services billed directly to patients or third-party payors (such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds) on a fee-for-service basis.   Patient services revenues and management fees are primarily earned through fixed-site centers. Contract services revenues are generally earned from services billed to a hospital, physician group or other healthcare provider, which include fee-for-service arrangements in which revenues are based upon a contractual rate per procedure and fixed fee contracts.  Contract services revenues are primarily earned through mobile facilities and are generally paid pursuant to contracts with a term from one to five years.  A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 78% for the year ended June 30, 2005.  However, we expect that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.

During the year ended June 30, 2005, approximately 57% of our revenues were generated from patient services and approximately 43% were generated from contract services.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

As of June 30, 2005, we owned or leased 276 diagnostic imaging and treatment systems, with the following classifications: 3.0 Tesla MRI, 1.5 Tesla MRI, 1.0 Tesla MRI, Open MRI, PET, PET/CT, CT and other technology.  Magnetic field strength is the measurement of the magnet used inside an MRI system.  If the magnetic field strength is increased the image quality of the scan is improved and the time required to complete scans is decreased.  Magnetic field strength on our MRI systems currently ranges from 0.2 to 3.0 Tesla.  Of our 170 conventional MRI systems, 153 have a magnet field of 1.5 Tesla, which is the industry standard magnet strength for conventional fixed and mobile MRI systems.

We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to any surplus capacity in the marketplace. The overall technological competitiveness of our equipment continues to improve through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment.

Several large companies presently manufacture MRI (including Open MRI), PET, PET/CT, CT and other diagnostic imaging equipment, including General Electric Health Care, Hitachi Medical Systems, Siemens Medical Systems, Toshiba American Medical Systems and Phillips Medical Systems. We have acquired MRI and CT systems that were manufactured by each of the foregoing companies.  We have acquired PET or PET/CT systems that were manufactured by General Electric Health Care and Siemens Medical Systems.  We enter into individual purchase orders for each system that we acquire, and we do not have long-term purchase arrangements with any equipment manufacturer.  We maintain good working relationships with many of the major manufacturers to better ensure adequate supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific imaging facility to be established.

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

EMPLOYEES

As of August 31, 2005, we had approximately 1,660 full-time, 110 part-time and 500 per diem employees.  None of our employees is covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS DISCLOSURE

This Form 10-K includes “forward-looking statements.”  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information.  When used in this report the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-K are set forth in this Form 10-K, including the factors described in the section entitled “Risk Factors,” and the following:

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

As of June 30, 2005, we had total indebtedness of approximately $501.6 million.  Our substantial indebtedness could have important consequences to us. For example, it could:

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

In addition, we may incur substantial additional indebtedness in the future.  The terms of the indenture governing our senior subordinated notes and the credit agreement governing our credit facility allow us to issue and incur additional debt subject to certain limitations.  If additional debt is added to current debt levels, the related risks described above could increase.

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

Our ability to make payments on our indebtedness will depend on our ability to generate cash flow in the future which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  In addition, future borrowings may not be available to us in amounts sufficient to enable us to pay our indebtedness or to fund our other cash needs.  We may not be able to refinance any of our indebtedness, including our credit facility and our senior subordinated notes, on commercially reasonable terms or at all.  Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of June 30, 2005 of approximately $162.9 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of June 30, 2005 of approximately $315.0 million.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

The condition of our assets will likely deteriorate during any period of financial distress preceding a sale of our assets.  In addition, much of our assets consists of illiquid assets that may have to be sold at a substantial discount in an insolvency situation.  Accordingly, the proceeds of any such sale of our assets may not be sufficient to satisfy, and may be substantially less than, amounts due to our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At June 30, 2005, approximately 48% of our indebtedness was variable rate indebtedness. Increases in interest rates would also impact the refinancing of our fixed rate indebtedness.  If interest rates are higher when our fixed indebtedness becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For fiscal 2005 we derived approximately 57% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 43% of our revenues generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

Certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and third-party payors are continuing to monitor reimbursement for diagnostic imaging services.  Recently, a third-party payor announced a requirement of participation, which has not yet been fully implemented, that would require freestanding imaging center providers to be multi-modality and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by numerous additional third-party payors would have a material adverse impact on our financial condition and our results of operations.

Under Medicare’s prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs. OPPS was implemented on August 1, 2000 and due to the anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics. While most of the transitional payments expired in 2003, CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology. The overall effect of OPPS has been to decrease reimbursement rates from those paid under the prior cost-based system.

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005. Although the immediate effect on us of this rate reduction has been minimal, on a long-term basis, this will have a negative impact on our PET and PET/CT revenues as more hospital customers (both existing and future) negotiate lower rates with us. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have lowered and may continue to lower, our fees to retain existing PET and PET/CT customers and attract new ones. Any further modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and our operations since hospitals will seek to offset such additional modifications.

In August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day.  Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. The implementation of these regulations would adversely impact our financial condition and our results of operations since our hospital customers will seek to offset their reduced reimbursement through lower rates with us.

Services provided in non-hospital based freestanding facilities, including IDTFs, are paid under the Medicare Part B fee schedule. CMS has also published proposed regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule. In addition, CMS is proposing an overall decrease of 4.3% in the Part B fee schedule for CMS’s fiscal year 2006. Accordingly, if these changes become final and take effect, these reductions in Medicare payment for diagnostic imaging services under the Part B fee schedule may have a material adverse effect on our financial condition and results of operations.

Implementation of any of the initiatives mentioned above and any further changes in the rates of or conditions for reimbursement could substantially reduce the amounts reimbursed to us or our customers for services provided by us. If third-party payors reduce the amount of their payments to our customers, our customers will likely seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, physician groups and other healthcare providers that we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones.  These reductions would have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial results would be adversely affected.

Our financial results depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 78% for the year ended June 30, 2005.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused, and may continue to cause, hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  We expect that some high volume customer accounts will continue to elect not to renew their agreements with us and instead purchase or lease their own diagnostic imaging equipment.  This would adversely affect our business, financial operation and results of operations.  Although the non-renewal of a single customer contract would have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our business, financial condition and results of operations.

We have experienced, and will continue to experience, competition from hospitals, physician groups and other diagnostic imaging companies and this competition could adversely affect our revenues and our business.

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers.  We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment.  We have encountered and we will continue to encounter competition from hospitals and physician groups that purchase their own diagnostic imaging equipment from equipment manufacturers who provide low-cost financing.  Some of our direct competitors may have access to greater financial resources than we do. If we are unable to successfully compete, our customer base would decline and our business, financial condition and results of operations would be adversely affected.

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

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might (1) make our existing systems technologically or economically obsolete, or (2) reduce the need for our systems.   MRI and other diagnostic imaging systems are currently manufactured by numerous companies.   Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of our systems may be accelerated.  Other than ultra-high field MRI systems and PET/CT or “fusion” systems, we are aware of no imminent substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.   In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base.  In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves.  As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

Our ability to maximize the utilization of our diagnostic imaging equipment may be adversely impacted by harsh weather conditions.

Harsh weather conditions can adversely impact our operations and financial condition.  To the extent severe weather patterns affect the regions in which we operate, potential patients may find it difficult to travel to our centers and we may have difficulty moving our mobile facilities along their scheduled routes.   As a result, we would experience a decrease in procedure volume during that period.   Our equipment utilization, procedure volume or revenues could be adversely affected by similar conditions in the future.

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

We have not experienced any material losses due to claims for malpractice.  However, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage.  Successful malpractice claims asserted against us, to the extent not covered by our liability insurance, could have a material adverse affect on our business, financial condition and results of operations.  In addition to claims for malpractice, there are other professional liability risks to which we are exposed through our operation of diagnostic imaging systems, including liabilities associated with the improper use or malfunction of our diagnostic imaging equipment.

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

As part of our business strategy, we have pursued, and may continue to pursue, selective acquisitions and arrangements through partnerships and joint ventures with hospitals and other healthcare providers.  Our acquisition and joint venture strategies require substantial capital which may exceed the funds available to us from internally generated funds and our available financing arrangements.  We may not be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to us, if at all.

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

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  Competition in our industry for qualified employees is intense.   In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly PET technologists.  We may not be able to hire and retain a sufficient number of technologists, and we expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their services.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

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

Our corporate headquarters and a material portion of our fixed-site centers are located in California, which has a high risk for earthquakes.  Depending upon its magnitude, an earthquake could severely damage our facilities or prevent potential patients from traveling to our centers.  Damage to our equipment or any interruption in our business would adversely affect our financial condition.  While we presently carry earthquake insurance in amounts we believe are appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes.  In addition, we may discontinue earthquake insurance on some or all of our facilities in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged facilities as well as the anticipated future cash flows from those facilities.

Continued high fuel costs would harm our operations.

Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant increases in fuel costs and continued high fuel costs or further increases would harm our financial condition and results of operations.

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

•                  the federal Civil Money Penalty Law;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA;

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

We lease approximately 48,400 square feet of office space for our corporate headquarters and a billing office at 26250 Enterprise Court, Lake Forest, California 92630. The lease for this location expires in 2008.

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

None.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is not publicly traded on any exchange or in any market.  At August 31, 2005, we had six record holders of our common stock.  We have never paid a cash dividend on our common stock and do not expect to do so in the foreseeable future.  The agreements governing our material indebtedness obligations contain restrictions on our ability to pay dividends on our common stock.

Information regarding securities authorized for issuance under our equity compensation plans is set forth under “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”

ITEM 6.                             SELECTED FINANCIAL DATA

We were incorporated in June 2001.  On October 17, 2001, we acquired InSight (Acquisition) and InSight became our wholly owned subsidiary.  Our consolidated operations after the Acquisition are substantially consistent with the operations of InSight prior to the Acquisition.  In addition, we have no operations other than our investment in InSight.  InSight is considered our predecessor in accordance with Regulation S-X.

The selected consolidated financial data presented as of and for the years ended June 30, 2005, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements.  The selected consolidated financial data presented as of and for the period from July 1, 2001 to October 17, 2001 and for the year ended June 30, 2001 has been derived from the audited consolidated financial statements of InSight.  The information in the following table should be read together with our audited consolidated financial statements and related notes, and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, “ included elsewhere in this Form 10-K.

	Company				Predecessor
					Period from	Year
					July 1 to	Ended
	Years Ended June 30,				October 17,	June 30,
	2005	2004	2003	2002 (1)	2001	2001
	(Amounts in thousands)
STATEMENT OF INCOME DATA:
Revenues	$316,873	$290,884	$237,752	$155,407	$63,678	$211,503
Gross profit	48,716	57,463	57,708	39,823	17,991	49,631
Interest expense, net	44,860	40,682	37,514	32,546	6,321	23,394
Net (loss) income (2)(3)(4)	(27,217)	2,924	4,922	9	(4,648)	13,801

	June 30,				June 30,
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Working capital	$36,068	$48,116	$32,580	$35,907	$16,791
Property and equipment, net	209,461	242,336	219,121	172,056	148,255
Goodwill and other intangible assets	314,989	319,463	260,292	234,644	89,202
Total assets	624,523	675,631	577,317	499,401	321,056
Total long-term liabilities	512,608	537,177	442,484	378,234	197,388
Stockholders’ equity	67,724	94,941	91,614	87,376	65,471

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve risks, uncertainties and assumptions. Please see “Forward-Looking Statements Disclosure” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Risk Factors” and “Forward-Looking Statements Disclosure.”

Overview

We are a nationwide provider of diagnostic imaging services through our integrated network of fixed-site centers and mobile facilities which are focused in targeted regions throughout the United States.  Our services include magnetic resonance imaging, or MRI, positron emission tomography, or PET, computed tomography, or CT, and other technologies.  These services are noninvasive techniques that generate representations of internal anatomy on film or digital media which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in 34 states and are primarily concentrated in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 71% of our total revenues from MRI services during the year ended June 30, 2005, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, diagnostic ultrasound, lithotripsy and x-ray.   We have developed and continue to develop strong regional networks of diagnostic imaging centers and facilities, enabling us to effectively serve our customers and maximize utilization of our imaging equipment.

As of June 30, 2005, our network consists of 120 fixed-site centers and 115 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers, including healthcare providers, such as hospitals and physicians, and payors such as managed care organizations, Medicare, Medicaid and insurance companies.  Our operations consist of two reportable segments, mobile operations and fixed operations.  Our mobile operations include 33 parked mobile facilities, each of which serves a single customer.  Our fixed operations include four mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 16 to our consolidated financial statements, which are a part of this Form 10-K.

Given our size and expertise, we believe we are well positioned to capitalize on the ongoing growth in the diagnostic imaging industry. Growth in the diagnostic imaging industry has been and will continue to be driven by (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET and PET/CT, and the expansion of reimbursement coverage for PET and PET/CT from Medicare and other third-party payors and (3) expanding applications of CT, MRI and PET technologies.

Acquisitions and Dispositions

On April 1, 2004, we acquired the stock of Comprehensive Medical Imaging, Inc., or CMI, a subsidiary of Cardinal Health, Inc., which owned and operated 21 fixed-site centers located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia.  The aggregate purchase price for these centers was approximately $48.6 million.  We refer to this acquisition as the CMI acquisition.  On August 1, 2003, we acquired 22 mobile facilities primarily operating in the Mid-Atlantic states from CDL Medical Technologies, Inc.  The aggregate purchase price for these facilities was approximately $49.9 million.  We refer to this acquisition as the CDL acquisition.  On April 2, 2003, we acquired 13 fixed-site centers located in Southern California from CMI. The aggregate purchase price for these centers was approximately $46.5 million. We refer to this acquisition as the Central Valley acquisition.  These acquisitions significantly expanded our presence in the Los Angeles, Phoenix and Northern California markets and the Mid-Atlantic states.  The aggregate cost of the CMI, CDL and Central Valley acquisitions totaled $145.0 million, none of which was assumed debt.  We funded the consideration through (1) our credit facility and (2) $25 million in a private placement of 9 7/8% senior subordinated notes due November 2011.

In May 2005, we sold our joint venture interest in a fixed-site center in Valparaiso, Indiana, which resulted in a gain on sale of approximately $0.5 million.  In April 2005, we sold a fixed-site center in Overland Park, Kansas, which resulted in a loss on sale of approximately $0.8 million.  In March 2005, we sold our joint venture interest in a fixed-site center in Marina Del Rey, California, which resulted in a gain on sale of approximately $0.1 million.  In December 2003, we sold a fixed-site center located in Hobart, Indiana, which resulted in a gain on sale of approximately $2.1 million.  In August 2004, through a joint venture we opened a fixed-site center in Columbus, Ohio.  In April 2004, we opened a fixed-site center in Simi Valley, California.  In February 2004, we acquired the remaining joint venture interest in a fixed-site center in Henderson, Nevada.  In August 2003, we acquired a joint venture interest in a fixed-site center located in Hammonton, New Jersey.  All of these acquisitions and new centers were financed with internally generated funds.

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

Revenues from our fixed operations have been and will continue to be driven by the growth in the diagnostic imaging industry discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  attractive financing arrangements by equipment manufacturers which have increased competition in our targeted regions, including by physician owned imaging facilities;

•                  industry-wide increases in salaries and benefits for technologists;

•                  increases in deductibles and co-payment charges to patients;

•                  increases in the preauthorization requirements applicable to diagnostic imaging services by certain managed care organizations and state Medicaid programs;

•                  reductions in reimbursement from certain third-party payors including proposed reductions from Medicare; and

•                  reductions in reimbursement as a result of patient referrals from “third-party gatekeeper organizations.”

Mobile Operations:  Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Our mobile operations include 33 parked mobile facilities, each of which serves a single customer.  Revenues from our mobile operations are primarily generated from fee-for-service arrangements and fixed fee contracts billed directly to our hospital, physician group and other healthcare provider customers, which we generally refer to as contract services revenues.  Our mobile operations revenues depend on our ability to:

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

•                  reductions in reimbursement from certain third-party payors including proposed reductions from Medicare;

•                  attractive financing arrangements by equipment manufacturers which cause some of our customers and some of our customers’ referral sources to invest in their own diagnostic imaging equipment; and

•                  a reduction in outpatient volumes at our fee-for-service customers due to increased deductibles and co-payment charges to patients.

Revenues from both our fixed and mobile operations could also be affected by the timing of holidays, patient and referring physician vacation schedules and inclement weather.

Reimbursement

Medicare. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Providers are paid by the federal government in accordance with regulations promulgated by the United States Department of Health and Human Services and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full. Since 1983, hospital inpatient services have been reimbursed under a prospective payment system. Hospitals receive a specific prospective payment for inpatient treatment services based upon the diagnosis of the patient.

Under Medicare’s OPPS a hospital is paid for outpatient services on a rate per service basis that varies according to the APC, to which the service is assigned rather than on a hospital’s costs. OPPS was implemented on August 1, 2000 and due to the anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics. While most of the transitional payments expired in 2003, CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology. The overall effect of OPPS has been to decrease reimbursement rates from those paid under the prior cost-based system. Multi-modality and certain fixed-site centers which are freestanding and not hospital-based facilities are not directly affected by OPPS.

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005. Although the immediate effect on us of this rate reduction has been minimal, on a long-term basis this will have a negative impact on our PET and PET/CT revenues as more hospital customers (both existing and future) negotiate lower rates with us. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones; however, CMS recently announced that it will reimburse for additional PET procedures, including for Alzheimer’s disease and cervical cancer.  Any further modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and our operations since hospitals will seek to offset such additional modifications.

Furthermore, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. The implementation of these regulations would adversely impact our financial condition and our operations since our hospital customers will seek to offset their reduced reimbursement through lower rates.

Services provided in non-hospital based freestanding facilities, such as IDTFs, are paid under the Medicare Part B fee schedule. CMS has also published proposed regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule. Accordingly, Medicare payment for diagnostic imaging services under the Part B fee schedule may also be reduced. In addition, CMS is proposing an overall decrease of 4.3% in the Part B fee schedule for CMS’s fiscal year 2006. Accordingly, if these changes become final and take effect, these reductions in Medicare payment for diagnostic imaging services under the Part B fee schedule may have a material adverse effect on our financial condition and results of operations.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

Medicaid. The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements.

Managed Care. Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting has become very competitive and reimbursement schedules are at or below Medicare reimbursement levels. The development and expansion of HMOs, PPOs and other managed care organizations within our targeted regional networks could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

Private Insurance. Private health insurance programs generally have authorized payment for our services on satisfactory terms. However, if Medicare reimbursement is reduced, we believe that private health insurance programs will also reduce reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our business, financial condition and results of operations. Furthermore, certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and payors are continuing to monitor reimbursement for diagnostic imaging services. Recently, a third-party payor announced a requirement of participation, which has not yet been fully implemented, that would require freestanding imaging center providers to be multi-modality and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by a significant number of additional third-party payors would have an adverse impact on our financial condition and our operations.

Revenues

We earn revenues by providing services to patients, hospitals and other healthcare providers.  Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker’s compensation funds (collectively, “payors”).  Patient services revenues also include balances due from patients, which are primarily collected at the time the procedure is performed.  Our charge for a procedure is comprised of charges for both the technical and professional components of the service.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from payors and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.  Our billing system does not generate contractual adjustments.  Contractual adjustments are manual estimates based upon an analysis of (1) historical experience of contractual payments from payors and (2) the outstanding accounts receivables from payors.  Contractual adjustments are written off against their corresponding asset account at the time payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.  We report payments to radiologists on a net basis because (1) InSight is not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection. Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed.  Most third-party payors require preauthorization before an MRI or PET procedure is performed on a patient.

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

The following illustrates our payor mix based on revenues for the year ended June 30, 2005 (unaudited):

Percent of Total Revenues

Hospitals, physician groups, and other healthcare providers (1)	45%
Managed care and insurance	38%
Medicare/Medicaid	13%
Workers’ compensation	3%
Other, including self-pay patients	1%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of June 30, 2005, our days sales outstanding for trade accounts receivables on a net basis was 53 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of June 30, 2005 is as follows (amounts in thousands):

						120 days
		Current	30 days	60 days	90 days	and older	Total
		(unaudited)

	Hospitals, physicians groups and other healthcare providers	$11,799	$5,724	$1,559	$480	$867	$20,429
	Managed care and insurance	22,362	10,392	5,271	3,055	11,839	52,919
	Medicare/Medicaid	7,439	1,835	1,213	1,160	3,812	15,459
	Workers’ compensation	2,102	1,381	786	529	2,399	7,197
	Other, including self-pay patients	229	169	134	92	18	642
	Trade accounts receivables	43,931	19,501	8,963	5,316	18,935	96,646
Less:	Allowances for contractual adjustments	(14,943)	(6,412)	(3,307)	(445)	(4,305)	(29,412)
	Allowances for professional fees	(5,291)	(2,213)	(1,167)	(731)	(2,495)	(11,897)
	Allowances for doubtful accounts	(341)	(163)	(52)	(1,843)	(6,488)	(8,887)
	Trade accounts receivables, net	$23,356	$10,713	$4,437	$2,297	$5,647	$46,450

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations.  As a result, a high percentage of our total operating expenses are fixed.  Our fixed costs include debt service and capital lease payments, rent and operating lease payments, salaries and benefit obligations, equipment maintenance expenses, and insurance and vehicle operation costs.  We expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their services.  Due to the increase in our mobile PET and PET/CT facilities, which are moved more frequently, our vehicle operation costs will continue to increase until we can maximize geographic operating efficiencies.  Because a large portion of our operating expenses are fixed, any increase in our procedure volume disproportionately increases our operating cash flow.  Conversely, any decrease in our procedure volume disproportionately decreases our operating cash flow.  Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film, contrast media and radiopharmaceuticals used in PET and PET/CT procedures.

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Years Ended June 30,
	2005	2004	2003

REVENUES	100.0%	100.0%	100.0%
COSTS OF OPERATIONS:
Costs of services	61.4	58.0	52.9
Provision for doubtful accounts	1.8	1.7	1.7
Equipment leases	0.7	0.3	0.3
Depreciation and amortization	20.7	20.2	20.7
Total costs of operations	84.6	80.2	75.6
Gross profit	15.4	19.8	24.4
CORPORATE OPERATING EXPENSES	(5.8)	(5.6)	(5.8)
(LOSS) GAIN ON SALES OF CENTERS	—	0.7	—
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.8	0.8	0.7
INTEREST EXPENSE, net	(14.2)	(14.0)	(15.8)
(Loss) income before income taxes	(3.8)	1.7	3.5
PROVISION FOR INCOME TAXES	4.8	0.7	1.4
Net (loss) income	(8.6)%	1.0%	2.1%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2005	2004	2003

Fixed operations	$196,482	$176,763	$139,816
Mobile operations	120,391	114,121	97,936
Total	$316,873	$290,884	$237,752

Years Ended June 30, 2005 and 2004

Revenues:  Revenues increased approximately 8.9% from approximately $290.9 million for the year ended June 30, 2004, to approximately $316.9 million for the year ended June 30, 2005.  This increase was due to higher revenues from our fixed operations (approximately $19.7 million) and our mobile operations (approximately $6.3 million).  Revenues from our fixed operations and mobile operations represented approximately 62% and 38%, respectively, of our total revenues for the year ended June 30, 2005.

Revenues from our fixed operations increased approximately 11.1% from approximately $176.8 million for the year ended June 30, 2004, to approximately $196.5 million for the year ended June 30, 2005.  The increase was due primarily to (1) the CMI acquisition (approximately $29.7 million); and (2) revenues from the fixed-site centers we opened in fiscal 2005 and 2004 (approximately $1.5 million), partially offset by a reduction in (1) revenues from our existing fixed-site centers; and (2) revenues from the fixed-site centers we sold in fiscal 2005 and 2004 (approximately $1.3 million).  Revenues at our existing consolidated fixed-site centers decreased approximately 3.1% because of (1) a decrease in procedure volume at the fixed-site centers as a result of the adverse factors affecting our fixed operations discussed above; and (2) a decrease in our average reimbursement from payors.

Revenues from our mobile operations increased approximately 5.5% from approximately $114.1 million for the year ended June 30, 2004, to approximately $120.4 million for the year ended June 30, 2005.  The increase was due to (1) revenues from our existing mobile facilities (approximately $4.4 million); and (2) the CDL acquisition (approximately $1.9 million).  The increase in revenues from our existing mobile facilities was the result of higher PET and PET/CT revenues (approximately $5.8 million), partially offset by lower MRI and other revenues (approximately $1.4 million).  The increase in PET and PET/CT revenues was primarily due to an increase in the number of PET and PET/CT facilities in service.  The decrease in MRI revenues was due to fewer MRI facilities in service and the loss of some high volume customer contracts.  The loss of high volume customers is primarily the result of customers reaching sufficient patient volumes to finance the cost of acquiring their own system.  This has increased in recent years as equipment manufacturers have offered attractive financing to high volume customers.  We experienced losses of high volume customers across our network and not just in any one region.

Approximately 57% of our total revenues for the year ended June 30, 2005 were generated from patient services revenues.  Patient services revenues from fixed operations and mobile operations represented approximately 99% and 1%, respectively, of total patient services revenues for the year ended June 30, 2005.  Approximately 43% of our total revenues for the year ended June 30, 2005, were generated from contract services revenues.  Contract services revenues from fixed operations and mobile operations represented approximately 13% and 87%, respectively, of total contract services revenues for the year ended June 30, 2005.

Costs of Operations:  Costs of operations increased approximately 14.9% from approximately $233.4 million for the year ended June 30, 2004, to approximately $268.2 million for the year ended June 30, 2005.  This increase was due primarily to (1) the CDL and CMI acquisitions (approximately $1.2 million and $22.4 million, respectively); (2) increased costs at our mobile operations (approximately $9.8 million); (3) an increase in salaries and benefits at our billing operations, primarily related to the CMI acquisition (approximately $0.9 million); and (4) a charge related to the consolidation of certain billing offices (approximately $0.3 million).

Costs of operations at our fixed operations increased approximately 16.5% from approximately $128.8 million for the year ended June 30, 2004, to approximately $150.1 million for the year ended June 30, 2005.  The increase was due to (1) the CMI acquisition (approximately $22.4 million); (2) increased costs at the fixed-site centers we opened in fiscal 2005 and 2004 (approximately $1.4 million); (3) a charge for the closure of a fixed-site center (approximately $0.5 million); (4) a charge for severance payments for a terminated employee (approximately $0.3 million); and (5) an increase in costs at our existing fixed-site centers, partially offset by reduced costs from the fixed-site centers we sold in fiscal 2005 and 2004 (approximately $1.3 million).

Costs of operations at our mobile operations increased approximately 12.6% from approximately $87.1 million for the year ended June 30, 2004, to approximately $98.1 million for the year ended June 30, 2005.  The increase was due to (1) the CDL acquisition (approximately $1.2 million); and (2) increased costs at our existing mobile facilities (approximately $9.8 million).  The increase in costs at our existing mobile facilities was due primarily to (1) higher salaries and benefits, particularly technologists (approximately $4.5 million); (2) an increase in equipment lease costs (approximately $2.1 million); (3) an increase in vehicle costs (approximately $0.2 million); and (4) an increase in medical supply costs (approximately $0.8 million).  Our PET and PET/CT facilities, which have higher (1) medical supply costs relating to the use of radiopharmaceuticals; (2) technologist salaries relating to the shortage of PET technologists and the number of technologists needed to operate PET/CT facilities; and (3) vehicle operation costs because PET and PET/CT facilities are moved more frequently, accounted for approximately $6.9 million of the increase in costs for our mobile operations.  We believe that these higher costs will continue as we add additional PET/CT facilities.

Corporate Operating Expenses:  Corporate operating expenses increased approximately 13.6% from approximately $16.2 million for the year ended June 30, 2004, to approximately $18.4 million for the year ended June 30, 2005.  The increase was due primarily to (1) additional legal and accounting costs primarily related to Sarbanes-Oxley implementation (approximately $0.9 million);  (2) consulting costs (approximately $0.5 million); (3) higher salaries and benefits (approximately $0.5 million); and (4) a charge for severance payments for a terminated employee (approximately $0.8 million).  In 2005, we did not have any costs and expenses related to a withdrawn public offering, which totaled approximately $1.7 million in 2004.

Interest Expense, net:  Interest expense, net increased approximately 10.3% from approximately $40.7 million for the year ended June 30, 2004, to approximately $44.9 million for the year ended June 30, 2005.  The increase was due primarily to additional indebtedness related to the CDL and CMI acquisitions and an increase in the interest rate on our variable rate indebtedness, partially offset by a reduction due to principal payments on notes payable and capital lease obligations.

Provision for Income Taxes:  Provision for income taxes increased from approximately $2.0 million for the year ended June 30, 2004, to approximately $15.1 million for the year ended June 30, 2005.  As a result of our pre-tax loss for the year ended June 30, 2005 and anticipated future tax losses, we determined in the fourth quarter that a valuation allowance was necessary due to the uncertainty of future realization of net operating loss carryforwards and other assets.  This decision was based on our anticipated future cumulative pre-tax losses, the main determination for recording such an allowance.  In determining the net asset subject to a valuation allowance, we excluded a deferred tax liability related to an asset with an indefinite useful life that is not expected to reverse in the foreseeable future.  This resulted in a net deferred tax liability of approximately $15.2 million after application of the valuation allowance.  This valuation allowance does not affect our cash flows or the timing of income taxes payable in the future.

Years Ended June 30, 2004 and 2003

Revenues: Revenues increased approximately 22.3% from approximately $237.8 million for the year ended June 30, 2003, to approximately $290.9 million for the year ended June 30, 2004. This increase was due to an increase in revenues from our fixed operations (approximately $36.9 million) and an increase in revenues from our mobile operations (approximately $16.2 million). Revenues for our fixed operations and mobile operations represented approximately 61% and 39%, respectively, of our total revenues for the year ended June 30, 2004.

Revenues from our fixed operations increased approximately 26.4% from approximately $139.8 million for the year ended June 30, 2003, to approximately $176.8 million for the year ended June 30, 2004.  The increase was due to (1) the Central Valley acquisition (approximately $20.0 million); (2) the CMI acquisition (approximately $10.3 million); (3) revenues from the fixed-site centers we opened in fiscal 2004 and 2003 (approximately $3.6 million); and (4) revenues from our existing fixed-site centers (approximately $4.3 million), partially offset by a decrease in revenues from the sale of a fixed-site center in Hobart, Indiana in fiscal 2004 (approximately $1.2 million). The increase in our revenues from our existing fixed-site centers was the result of a 4% increase in utilization, partially offset by a 1% decrease in reimbursement from third-party payors.

Revenues from our mobile operations increased approximately 16.5% from approximately $97.9 million for the year ended June 30, 2003, to approximately $114.1 million for the year ended June 30, 2004. The increase was due to the CDL acquisition (approximately $21.0 million), partially offset by (1) reduced revenues associated with our short-term rental activities (approximately $1.1 million) and (2) reduced revenues from our existing mobile facilities (approximately $3.7 million).  The decrease in revenues associated with our short-term rental activities is the result of fewer upgrades or installations of MRI equipment at hospitals which utilize our mobile facilities on a short-term or interim basis.  The decrease in revenues from our existing mobile facilities was the result of lower MRI and other revenues (approximately $5.9 million), partially offset by higher PET revenues (approximately $2.2 million).  The increase in PET revenues is primarily due to an increase in the number of PET facilities in service.  The decrease in MRI revenues was due to a decrease in the number of MRI facilities in service and the loss of high volume customer contracts, partially offset by an increase in procedure volume at replacement accounts, which initially had lower procedure volumes.  The loss of high volume customers is primarily the result of customers reaching sufficient patient volumes to finance the cost of acquiring their own system.  This has increased in recent years as equipment manufacturers have offered attractive financing to high volume customers.  We experienced losses of high volume customers across our network and not just in any one region.

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

Costs of Operations: Costs of operations increased approximately 29.6% from approximately $180.0 million for the year ended June 30, 2003, to approximately $233.4 million for the year ended June 30, 2004. This increase was due primarily to (1) the Central Valley, CDL and CMI acquisitions (approximately $15.2 million, $13.9 million and $7.7 million, respectively); (2) costs at the fixed-site centers we opened in fiscal 2004 and 2003 (approximately $3.3 million); and (3) increased costs at our existing fixed-site centers and mobile facilities (approximately $14.3 million), partially offset by reduced costs from the sale of a fixed-site center in Hobart, Indiana (approximately $1.0 million).  The increase in costs of operations is due primarily to (1) higher salaries and benefits (approximately $7.8 million); (2) equipment maintenance costs (approximately $2.6 million); (3) insurance (approximately $1.0 million); and (4) depreciation expense (approximately $2.7 million), partially offset by reduced equipment lease costs (approximately $0.3 million) and provision for doubtful accounts (approximately $0.1 million).

Costs of operations at our fixed operations increased approximately 29.1% from approximately $99.8 million for the year ended June 30, 2003, to approximately $128.8 million for the year ended June 30, 2004. The increase was due to (1) the Central Valley and CMI acquisitions (approximately $15.2 million and $7.7 million, respectively); (2) costs at the fixed-site centers we opened in fiscal 2004 and 2003 (approximately $3.3 million); and (3) increased costs at our existing fixed-site centers (approximately $3.8 million), partially offset by reduced costs from the sale of the fixed-site center discussed above (approximately $1.0 million).  The increase in costs of operations at our existing fixed-site centers was due primarily to (1) higher salaries and benefits (approximately $3.8 million), particularly technologists and additional senior regional management; (2) equipment maintenance costs (approximately $0.9 million); (3) insurance (approximately $0.6 million); and (4) depreciation expense (approximately $0.3 million), partially offset by reduced provision for doubtful accounts (approximately $0.3 million).

Costs of operations at our mobile operations increased approximately 30.4% from approximately $66.8 million for the year ended June 30, 2003, to approximately $87.1 million for the year ended June 30, 2004. The increase was due to (1) the CDL acquisition (approximately $13.9 million) and (2) increased costs at our existing mobile facilities (approximately $6.4 million).  The increase in costs at our existing mobile facilities was due to (1) higher salaries and benefits (approximately $2.9 million), particularly technologists and additional mobile sales personnel; (2)  equipment maintenance costs (approximately $1.0 million); (3) an increase in vehicle costs due to the reduction of our short-term rental activities (approximately $2.2 million); (4) insurance (approximately $0.3 million); and (5) depreciation expense (approximately $1.9 million), partially offset by reduced equipment lease costs (approximately $1.0 million) and other costs (approximately $0.9 million).

Corporate Operating Expenses: Corporate operating expenses increased approximately 17.9% from approximately $13.8 million for the year ended June 30, 2003, to approximately $16.2 million for the year ended June 30, 2004. The increase was due primarily to (1) higher salaries and benefits (approximately $0.2 million); (2) additional costs to make IRIS conform with HIPAA requirements (approximately $0.1 million); (3) additional occupancy costs (approximately $0.1 million); and (4) costs and expenses incurred related to a withdrawn initial public offering (approximately $1.7 million), partially offset by reduced consulting costs related to our acquisition and development activities (approximately $0.3 million).

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

Provision for Income Taxes: Provision for income taxes decreased from $3.3 million for year ended June 30, 2003, to approximately $2.0 million for the year ended June 30, 2004. We have recorded a tax provision at an effective rate of 40% for the years ended June 30, 2004 and 2003, respectively.

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

Liquidity:  We believe, based on currently available information, that future cash flows provided by operating activities will be adequate to meet our anticipated interest expense, federal and state cash tax expense, capital expenditures, working capital, scheduled principal payments and other debt repayments for the next twelve months.

Our short-term and long-term liquidity needs will arise primarily from:

•                  principal and interest payments relating to our credit facility;

•                  interest payments relating to our 9 7/8% unsecured senior subordinated notes;

•                  capital expenditures;

•                  working capital requirements to support business growth; and

•                  potential acquisitions.

There are no scheduled principal repayments on our senior subordinated notes until 2011.

Cash and cash equivalents as of June 30, 2005 were approximately $20.8 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of cash flows is as follows (amounts in thousands):

	Years Ended June 30,
	2005	2004	2003
Net cash provided by operating activities	$60,864	$60,120	$61,756
Net cash used in investing activities	(32,578)	(142,250)	(102,705)
Net cash (used in) provided by financing activities	(37,859)	92,988	42,720
Increase (decrease) in cash and cash equivalents	$(9,573)	$10,858	$1,771

Net cash provided by operating activities was approximately $60.9 million for the year ended June 30, 2005 and resulted primarily from (1) net income before depreciation, amortization and deferred taxes (approximately $53.6 million); (2) a decrease in trade accounts receivables, net (approximately $8.1 million); and (3) an increase in accounts payable and accrued expenses (approximately $0.7 million), partially offset by an increase in other current assets (approximately $1.7 million).   The decrease in trade accounts receivables, net is due to increased collections on patient services revenues.  The increase in other current assets is due primarily to the payment of insurance premiums.

Net cash used in investing activities was approximately $32.6 million for the year ended June 30, 2005.  Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $30.5 million) and net purchases of short-term investments (approximately $5.0 million), partially offset by proceeds from the sales of centers discussed above (approximately $2.8 million).

Net cash used in financing activities was approximately $37.9 million for the year ended June 30, 2005. Cash used in financing activities resulted from principal payments of notes payable and capital lease obligations, including $30.0 million of voluntary prepayments on our credit facility.

The following table sets forth our earnings before interest, taxes, depreciation and amortization, or EBITDA, for the years ended June 30, 2005, 2004 and 2003.  EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital expenditure and working capital requirements.  EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of EBITDA because covenants in the indenture governing our senior subordinated notes and the credit agreement relating to our credit facility contain ratios based on this measure.   While EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to EBITDA is as follows (amounts in thousands):

	Years Ended June 30,
	2005	2004	2003
	(unaudited)
Net cash provided by operating activities	$60,864	$60,120	$61,756
Provision for income taxes	15,069	1,950	3,266
Interest expense, net	44,860	40,682	37,514
(Loss) gain on sales of centers	(170)	2,129	—
Net change in operating assets and liabilities	(7,086)	(592)	(7,489)
Net change in deferred income taxes	(15,224)	—	—

EBITDA	$98,313	$104,289	$95,047

EBITDA decreased approximately 5.8% from approximately $104.3 million for the year ended June 30, 2004, to approximately $98.3 million for the year ended June 30, 2005.  This decrease was due primarily to (1) an increase in corporate operating expenses (approximately $2.2 million), (2) an increase in salaries and benefits at our billing operations primarily related to the CMI acquisition (approximately $0.9 million) and (3) a decrease in EBITDA from our mobile operations (approximately $2.9 million), partially offset by an increase in EBITDA from our fixed operations (approximately $0.7 million).

EBITDA from our fixed operations increased 1.0% from approximately $73.4 million for the year ended June 30, 2004, to approximately $74.1 million for the year ended June 30, 2005.  This increase was due primarily to (1) the CMI acquisition (approximately $11.1 million) and (2) the fixed-site centers we opened in fiscal 2005 (approximately $0.6 million), partially offset by (1) a decrease at our existing fixed-site centers (approximately $7.5 million), primarily related to decreased procedure volume and reimbursement discussed above, (2) the elimination of the gain on sale of the fixed-site center we sold in fiscal 2004 (approximately $2.1 million), (3) the elimination of EBITDA at the fixed-site centers we sold in fiscal 2005 and 2004 (approximately $0.4 million) and (4) a charge for severance payments for a terminated employee (approximately $0.3 million).

EBITDA from our mobile operations decreased approximately 5.2% from approximately $56.3 million for the year ended June 30, 2004, to approximately $53.4 million for the year ended June 30, 2005.  This decrease was due to a reduction at our existing mobile facilities (approximately $4.0 million), primarily related to the increase in costs discussed above, partially offset by the CDL acquisition (approximately $1.1 million).

EBITDA increased approximately 9.7% from approximately $95.0 million for the year ended June 30, 2003, to approximately $104.3 million for the year ended June 30, 2004.  The increase was due primarily to increases in EBITDA from our fixed operations (approximately $14.3 million) and our mobile operations (approximately $0.8 million), partially offset by an increase in corporate operating expenses (approximately $2.4 million) and an increase in salaries and benefits of our billing operations primarily related to the Central Valley and CMI acquisitions.

EBITDA from our fixed operations increased approximately 24.2% from approximately $59.1 million for the year ended June 30, 2003, to approximately $73.4 million for the year ended June 30, 2004.  This increase was due primarily to (1) the Central Valley and CMI acquisitions (approximately $7.1 million and $3.8 million, respectively), (2) an increase at our existing fixed-site centers (approximately $3.3 million) and (3) the fixed-site centers we opened in fiscal 2004 and 2003 (approximately $0.7 million), partially offset by a reduction at the fixed-site center we sold in 2004 (approximately $0.5 million).

EBITDA from our mobile operations increased approximately 1.5% from approximately $55.5 million for the year ended June 30, 2003, to approximately $56.3 million for the year ended June 30, 2004.  This increase was due to the CDL acquisition (approximately $10.2 million), partially offset by a reduction at our existing mobile facilities (approximately $9.4 million).

Capital Expenditures:  In fiscal 2005, we purchased or leased 11 MRI systems, four PET/CT facilities and eight CT systems.   As of June 30, 2005, we have committed to purchase or lease at an approximate aggregate cost of $11.2 million, six diagnostic imaging systems through February 2006.  We expect to use either internally generated funds or leases to finance the purchase of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our business strategy.

Credit Facility and Unsecured Senior Subordinated Notes:  As of June 30, 2005, through InSight, we have a credit facility with Bank of America, N.A. and a syndicate of other lenders consisting of:  (1) a term loan with a principal balance of approximately $217.8 million, (2) an additional term loan with a principal balance of approximately $19.8 million and (3) a $50.0 million revolving credit facility.  Borrowings under the credit facility bear interest at LIBOR plus 3.75% to 4.0%.  As of June 30, 2005, there was a letter of credit of approximately $1.8 million outstanding under our credit facility.  We are required to pay an unused facility fee up to 0.625% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility.  As of June 30, 2005 and August 31, 2005 there were no borrowings under the revolving credit facility.  The credit facility is secured by a first priority lien on substantially all of our assets.

In addition to the indebtedness under our credit facility, through InSight, we have outstanding $250 million of 9 7/8% unsecured senior subordinated notes.  The notes mature in November 2011, with interest payable semi-annually and are redeemable at our option, in whole or in part, on or after November 1, 2006.

The credit facility contains various restrictive covenants which prohibit us from prepaying other indebtedness, including the notes, and require us to maintain specified financial ratios and satisfy financial condition tests.  As of June 30, 2005, we were in compliance with these covenants.  In addition, the credit facility prohibits InSight from declaring or paying any dividends to us and prohibits us from making any payments with respect to the notes if we fail to perform our obligations under, or we fail to meet the conditions of, the credit facility or if payment creates a default under the credit facility.

Subsequent Event:  On September 16, 2005, we agreed to sell $300 million of senior secured floating rate notes due 2011 (New Notes).  The proceeds from this sale will be used to repay all borrowings under our credit facility, to repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes in one or more privately negotiated transactions, and for general corporate purposes.  The private offering was made within the United States only to qualified institutional buyers, and outside the United States only to non-U.S. investors under Regulation S of the Securities Act of 1933.  These New Notes have not been registered under the Securities Act of 1933 or applicable state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state laws.  This statement shall not constitute an offer to sell or a solicitation of an offer to buy the New Notes.

Contractual Commitments:   As defined by SEC reporting regulations, our contractual obligations as of June 30, 2005 are as follows (amounts in thousands):

		Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$698,378	$44,695	$262,181	$104,471	$287,031
Capital lease obligations	14,711	5,802	8,583	326	—
Operating lease obligations	41,087	9,035	15,594	8,566	7,892
Purchase commitments	11,180	11,180	—	—	—
Total contractual obligations	$765,356	$70,712	$286,358	$113,363	$294,923

The long-term debt obligations and capital lease obligations include both principal and interest commitments for the periods presented.  The interest commitment on our credit facility is based on our weighted average interest rate at June 30, 2005 (7.26%).

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact the consolidated financial statements are described below. A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which are included elsewhere in this Form 10-K.

Revenue Recognition:  Revenues from patient services and from contract services are recognized when services are provided. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists. We report payments made to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

Trade Accounts Receivables:  We review our trade accounts receivables and our estimates of the allowance for doubtful accounts and contractual adjustments each period.  Contractual adjustments are manual estimates based upon an analysis of (1) historical experience of contractual payments from payors and (2) the outstanding accounts receivables from payors.  Contractual adjustments are written off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The provision for doubtful accounts includes amounts to be written off with respect to (1) specific accounts involving customers, which are financially unstable or materially fail to comply with the payment terms of their contract and (2) other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances.  Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.  Our historical write-offs for uncollectible accounts receivables are not concentrated in a specific payor class.  While we have not in the past experienced material differences between the amounts we have collected and our estimated allowances, the amounts we realize in the future could differ materially from the amounts assumed in arriving at the allowance for doubtful accounts and contractual adjustments.

Goodwill and Other Intangible Assets.  Goodwill represents the excess purchase price we paid over the fair value of the tangible and intangible assets and liabilities acquired in acquisitions.   In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.   Net other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from five to thirty years.

We evaluate the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.  In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142. In a business combination, goodwill is allocated to our two reporting units (fixed and mobile), which are the same as our reportable operating segments, based on relative fair value of the assets acquired and liabilities assumed.  In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model or market multiples, as appropriate.  We compare the fair value for the reporting unit to its carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill.  As of June 30, 2005, we do not believe any impairment of goodwill or other intangible assets has occurred.

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

Income Taxes.  We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

New Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  As such, we are required to adopt these provisions at the beginning of fiscal 2007.  We do not expect the adoption of SFAS 154 to have a material impact on our financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  SFAS 123R requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (SFAS 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only.  We will be required to implement SFAS 123R at the beginning of fiscal 2007.  We do not believe that the impact of adopting SFAS 123R would be materially different than the pro-forma disclosures under SFAS 123 (Note 2) to the consolidated financial statements, which are a part of this Form 10-K.

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

Interest Rate Risk

In order to modify and manage the interest characteristics of our outstanding indebtedness and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate hedges, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter-party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2005, a 1% change in interest rates on our $238.3 million of floating rate indebtedness would affect annual future earnings and cash flows by approximately $2.4 million.  The weighted average interest rate on our floating indebtedness as of June 30, 2005 was 7.26%.

Through InSight, we also have outstanding $250 million in senior subordinated notes which mature in November 2011 and bear interest at 9 7/8%, payable semi-annually.  The fair value of our senior subordinated notes as of June 30, 2005 was approximately $198 million.

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

for the Years Ended June 30, 2005, 2004 and 2003

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 19 to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries (the “Company”) at June 30, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California

September 22, 2005

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND 2004

(Amounts in thousands, except share data)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,839	$30,412
Trade accounts receivables, net	46,450	55,010
Short-term investments	5,000	—
Other current assets	7,970	6,207
Total current assets	80,259	91,629

PROPERTY AND EQUIPMENT, net	209,461	242,336
INVESTMENTS IN PARTNERSHIPS	3,513	2,901
OTHER ASSETS	16,301	19,302
OTHER INTANGIBLE ASSETS, net	36,459	38,518
GOODWILL	278,530	280,945
	$624,523	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$2,795	$2,716
Current portion of capital lease obligations	4,927	5,060
Accounts payable and other accrued expenses	36,469	35,737
Total current liabilities	44,191	43,513

LONG-TERM LIABILITIES:
Notes payable, less current portion	485,531	518,245
Capital lease obligations, less current portion	8,315	13,802
Other long-term liabilities	3,538	5,130
Deferred income taxes	15,224	—
Total long-term liabilities	512,608	537,177

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at June 30, 2005 and 2004	5	5
Additional paid-in capital	87,081	87,081
Retained (deficit) earnings	(19,362)	7,855
Total stockholders’ equity	67,724	94,941
	$624,523	$675,631

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(Amounts in thousands)

	Years Ended June 30,
	2005	2004	2003
REVENUES:
Contract services	$136,537	$129,193	$111,921
Patient services	180,336	161,691	125,831
Total revenues	316,873	290,884	237,752

COSTS OF OPERATIONS:
Costs of services	194,507	168,700	125,685
Provision for doubtful accounts	5,723	4,998	4,154
Equipment leases	2,326	990	860
Depreciation and amortization	65,601	58,733	49,345
Total costs of operations	268,157	233,421	180,044

Gross profit	48,716	57,463	57,708

CORPORATE OPERATING EXPENSES	(18,447)	(16,217)	(13,750)

(LOSS) GAIN ON SALES OF CENTERS	(170)	2,129	—

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,613	2,181	1,744

INTEREST EXPENSE, net	(44,860)	(40,682)	(37,514)

(Loss) income before income taxes	(12,148)	4,874	8,188

PROVISION FOR INCOME TAXES	15,069	1,950	3,266

Net (loss) income	$(27,217)	$2,924	$4,922

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(Amounts in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Capital	Gain (Loss)	(Deficit)	Total
BALANCE AT JUNE 30, 2002	5,468,764	$5	$87,586	$(224)	$9	$87,376

Stock options exercised	50	—	1	—	—	1

Repurchase of stock options	—	—	(506)	—	—	(506)

Net income	—	—	—	—	4,922	4,922

Other comprehensive loss:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(179)	—	(179)
Comprehensive income						4,743
BALANCE AT JUNE 30, 2003	5,468,814	5	87,081	(403)	4,931	91,614

Net income	—	—	—	—	2,924	2,924

Other comprehensive gain:
Unrealized gain attributable to change in fair value of derivative	—	—	—	403	—	403
Comprehensive income						3,327
BALANCE AT JUNE 30, 2004	5,468,814	5	87,081	—	7,855	94,941

Net loss	—	—	—	—	(27,217)	(27,217)
BALANCE AT JUNE 30, 2005	5,468,814	$5	$87,081	$—	$(19,362)	$67,724

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(Amounts in thousands)

	Years Ended June 30,
	2005	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	$(27,217)	$2,924	$4,922
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sales of centers	170	(2,129)	—
Depreciation and amortization	65,601	58,733	49,345
Deferred income taxes	15,224	—	—
Changes in operating assets and liabilites:
Trade accounts receivables, net	8,096	(8,455)	(2,237)
Other current assets	(1,736)	3,084	4,907
Accounts payable and other accrued expenses	726	5,963	4,819
Net cash provided by operating activities	60,864	60,120	61,756

INVESTING ACTIVITIES:
Acquisition of fixed-site centers and mobile facilities	—	(101,334)	(46,292)
Proceeds from sales of centers	2,810	5,413	—
Additions to property and equipment	(30,459)	(46,734)	(56,967)
Net purchases of short-term investments	(5,000)	—	—
Other	71	405	554
Net cash used in investing activities	(32,578)	(142,250)	(102,705)

FINANCING ACTIVITIES:
Proceeds from stock options and warrants exercised	—	—	1
Purchase of stock options	—	—	(506)
Principal payments of notes payable and capital lease obligations	(37,781)	(8,209)	(7,500)
Proceeds from issuance of debt	—	101,125	50,000
Other	(78)	72	725
Net cash (used in) provided by financing activities	(37,859)	92,988	42,720

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(9,573)	10,858	1,771
Cash, beginning of period	30,412	19,554	17,783
Cash, end of period	$20,839	$30,412	$19,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42,461	$38,939	$36,286
Income taxes paid (refund received)	202	377	(224)
Equipment additions under capital leases	—	—	25,455

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1.                    NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” mean InSight Health Services Holdings Corp., a Delaware corporation and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and wholly owned subsidiary of InSight Health Services Holdings Corp. and all entities and subsidiaries controlled by InSight Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in 34 states throughout the United States.   Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 84 mobile magnetic resonance imaging, or MRI, facilities, 15 mobile positron emission tomography, or PET, facilities, seven mobile PET/CT facilities, four mobile lithotripsy facilities, four mobile computed tomography, or CT, facilities, one mobile catheterization lab (collectively, mobile facilities), 77 MRI fixed-site centers, 40 multi-modality fixed-site centers, two PET fixed-site centers and one Leksell Stereotactic Gamma Knife fixed-site treatment center (collectively, fixed-site centers).

At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.         CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements include our accounts and those of our wholly owned subsidiaries.  Our investment interests in partnerships or limited liability companies, or Partnerships, are accounted for under the equity method of accounting when our ownership is 50% or less (Note 14).  Our investment interests in Partnerships are consolidated when we own more than 50%.

Significant intercompany balances have been eliminated in consolidation.

b.        USE OF ESTIMATES

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

c.         REVENUE RECOGNITION

Revenues from contract services and from patient services are recognized when services are provided.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists.   We report payments made to radiologists on a net basis because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractually agreed upon amounts from collections and (iii) the radiologists bear the risk of non-collection.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

d.        CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are generally composed of liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper.

e.         TRADE ACCOUNTS RECEIVABLES

We review our trade accounts receivables and our estimates of the allowance for doubtful accounts and contractual adjustments each period.  Contractual adjustments are manual estimates based upon an analysis of (i) historical experience of contractual payments from payors and (ii) the outstanding accounts receivables from payors.  Contractual adjustments are written off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The provision for doubtful accounts includes amounts to be written off with respect to (1) specific accounts involving customers, which are financially unstable or materially fail to comply with the payment terms of their contract and (2) other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances.  Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.

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

g.        DEFERRED FINANCING COSTS

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from seven to ten years.  Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations.  Total costs deferred and included in other assets in the accompanying consolidated balance sheets at June 30, 2005 and 2004 were approximately $16.0 million and $19.0 million, respectively.

h.        STOCK-BASED COMPENSATION

As permitted under Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation” (SFAS 123), we account for the options and warrants issued to employees in accordance with APB Opinion No. 25.  SFAS 123 requires that we present pro-forma disclosures of net income as if we had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.  Our net (loss) income would have reflected the following pro-forma amounts (amounts in thousands):

		Years Ended June 30,
		2005	2004	2003
Net (loss) income:	As reported	$(27,217)	$2,924	$4,922
	Expense	(245)	(377)	(652)
	Pro-forma	$(27,462)	$2,547	$4,270

The fair value of each option grant and warrant issued is estimated on the date of grant or issuance using the Black-Scholes pricing model with the following assumptions used for the grants and issuances in the years ended June 30, 2005, 2004 and 2003, respectively:

	Years Ended June 30,
Assumptions	2005	2004	2003
Weighted average estimated fair value per option granted	6.80	6.22	6.39
Risk-free interest rate	4.13-4.50%	3.58-4.18%	4.07-4.58%
Volatility	0.00%	0.00%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%
Estimated contractual life	10.00 years	10.00 years	10.00 years

i.            GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets.  Goodwill represents the excess purchase price we paid over the fair value of the tangible and intangible assets and liabilities acquired in acquisitions.   In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.   Net other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from five to thirty years.

We evaluate the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.  In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142. In a business combination, goodwill is allocated to our two reporting units (fixed and mobile), which are the same as our reportable operating segments, based on relative fair value of the assets acquired and liabilities assumed.  In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model or market multiples, as appropriate.  We compare the fair value for the reporting unit to its carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill.

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

As of June 30, 2005, we do not believe any impairment of goodwill or other intangible assets has occurred.

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

m.        NEW PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  As such, we are required to adopt these provisions at the beginning of fiscal 2007.  We do not expect the adoption of SFAS 154 to have a material impact on our financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123).  SFAS 123R requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (SFAS 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only.  We will be required to implement SFAS 123R at the beginning of fiscal 2007.  We do not believe that the impact of adopting SFAS 123R would be materially different than the pro-forma disclosures under SFAS 123.

3.                                      ACQUISITIONS

In August 2003, we acquired twenty-two (22) mobile facilities operating primarily in the Mid-Atlantic states.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $29.1 million and is reflected as goodwill in the accompanying consolidated balance sheets as of June 30, 2005 and 2004.

In April 2004, we acquired twenty-one (21) fixed-site centers located in California, Arizona, Kansas, Texas, Pennsylvania and Virginia.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, real property, customer contracts and other agreements.  The aggregate purchase price was approximately $48.6 million, which included approximately $35.9 million paid to the seller, approximately $10.6 million for the payment of debt and approximately $2.1 million of transaction costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $30.2 million and is reflected as goodwill in the accompanying consolidated balance sheets as of June 30, 2005 and 2004.

Our unaudited pro-forma combined results of operations, assuming our two acquisitions had occurred as of July 1, 2003, are presented below.  The pro-forma combined results of operations for the year ended June 30, 2004 include adjustments to interest expense (approximately $1.8 million) and amortization of identified intangible assets (approximately $0.1 million).  These combined results have been prepared for comparison purposes only and do not purport to be indicative of what operating results would have been, and may not be indicative of future operating results (amounts in thousands):

Year
Ended
June 30,
2004
(unaudited)

Revenues	$333,864
Costs of operations	257,665
Gross profit	76,199
Corporate operating expenses	(32,436)
Gain on sale of center	2,129
Equity in earnings of unconsolidated partnerships	2,181
Impairment and restructuring charges	(1,142)
Interest expense, net	(43,429)
Income before income taxes	3,502
Provision for income taxes	1,400
Net income	$2,102

4.                                      TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

		June 30,
		2005	2004
Trade accounts receivables		$96,646	$115,645
Less:	Allowances for contractual adjustments	29,412	37,209
	Allowances for professional fees	11,897	15,329
	Allowances for doubtful accounts	8,887	8,097
Trade accounts receivables, net		$46,450	$55,010

The allowances for doubtful accounts and contractual adjustments includes management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience.  The amounts we will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowances for doubtful accounts and contractual adjustments in the accompanying consolidated financial statements at June 30, 2005.

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

5.                                      OTHER CURRENT ASSETS

Other current assets are comprised of the following (amounts in thousands):

	June 30,
	2005	2004
Prepaid expenses	$6,965	$5,249
Amounts due from our unconsolidated partnerships	1,005	958
	$7,970	$6,207

6.                                      PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	June 30,
	2005	2004
Vehicles	$5,701	$4,570
Land, building and leasehold improvements	29,335	27,201
Computer and office equipment	44,996	44,373
Diagnostic and related equipment	231,351	207,856
Equipment and vehicles under capital leases	74,862	77,460
	386,245	361,460
Less: Accumulated depreciation and amortization	176,784	119,124
Property and equipment, net	$209,461	$242,336

Depreciation expense was approximately $61.6 million, $55.0 million and $45.9 million for the years ended June 30, 2005, 2004 and 2003, respectively.

7.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

A reconciliation of goodwill for the year ended June 30, 2005 is as follows (amounts in thousands):

	Mobile	Fixed	Consolidated
Goodwill, June 30, 2004	$106,064	$174,881	$280,945
Acquired in acquisitions	—	747	747
Sales of centers	—	(1,362)	(1,362)
Adjustments to goodwill	(1,800)	—	(1,800)
Goodwill, June 30, 2005	$104,264	$174,266	$278,530

Adjustments to goodwill result from the allocation of amounts to other intangible assets and were based on completed goodwill result from the allocation of amounts to other intangible assets and were based on completed valuations of our August 2003 and April 2004 acquisitions.

The following reconciliation of other intangible assets is as follows (amounts in thousands):

	June 30, 2005		June 30, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortized intangible assets:
Managed care contracts	$24,410	$2,656	$24,410	$1,798
Wholesale contracts	15,380	9,355	13,580	6,354
	39,790	12,011	37,990	8,152

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$48,470	$12,011	$46,670	$8,152

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts		30 years
Wholesale contracts		5 to 7 years

Amortization of intangible assets was approximately $3.8 million, $3.6 million and $3.0 million for the years ended June 30, 2005, 2004 and 2003, respectively.

Estimated amortization expense for the years ending June 30, are as follows (amounts in thousands):

2006	$3,827
2007	2,336
2008	1,591
2009	1,591
2010	1,568

8.                                      ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	June 30,
	2005	2004
Accounts payable	$2,193	$2,968
Accrued equipment related costs	5,355	8,144
Accrued payroll and related costs	11,677	8,905
Accrued interest expense	4,214	4,266
Accrued professional fees	2,365	2,539
Accrued income taxes	223	468
Other accrued expenses	10,442	8,447
	$36,469	$35,737

9.                                      NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	June 30,
	2005	2004

Notes payable to bank (Credit Facility), bearing interest at LIBOR plus 3.75% to 4.0% (7.26% at June 30, 2005), principal and interest payable quarterly, maturing in October 2008. The notes are collateralized by substantially all of our assets.	$237,608	$270,047

Unsecured senior subordinated notes payable (Notes), bearing interest at 9.875%, interest payable semi-annually, principal due in November 2011. At June 30, 2005, the fair value of the notes was approximately $198 million.	250,000	250,000

Other notes payable	718	914

Total notes payable	488,326	520,961
Less: Current portion	2,795	2,716
Long-term notes payable	$485,531	$518,245

Through InSight, we have a credit facility, or Credit Facility, with Bank of America, N.A. and a syndicate of other lenders consisting of (1) a term loan with a principal balance of approximately $217.8 million, (2) an additional term loan with a principal balance of approximately $19.8 million, and (3) a $50.0 million revolving credit facility.   As of June 30, 2005, there were no borrowings under the revolving credit facility.   Borrowings under the Credit Facility bear interest at LIBOR plus 3.75% to 4.0%.  As of June 30, 2005, there was a letter of credit of approximately $1.8 million outstanding under our Credit Facility.  We are required to pay an unused facility fee of up to 0.625% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility.  We may use the revolving credit facility to fund our future working capital needs.  See Note 18.

Through InSight, we also have outstanding $250 million in unsecured senior subordinated notes, or Notes.   The Notes mature in November 2011 and bear interest at 9.875% payable semi-annually.   The Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.

Scheduled maturities of equipment and other notes payable at June 30, 2005, are as follows (amounts in thousands):

2006	$2,795
2007	2,802
2008	179,557
2009	53,172
2010	—
Thereafter	250,000
$488,326

The credit agreement related to the Credit Facility and the indenture related to the Notes contain limitations on additional borrowings, capital expenditures, dividend payments and certain financial covenants.  As of June 30, 2005, we were in compliance with these covenants.

During 1998, InSight entered into an interest rate swap agreement with a bank to hedge against the effects of increases in the interest rates associated with floating rate debt on its bank financing.  The initial amount of the swap agreement was $40.0 million.  The swap agreement expired in September 2004.

10.          LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We lease diagnostic equipment, certain other equipment and our office, imaging and treatment facilities under various capital and operating leases.  Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2005 are as follows (amounts in thousands):

	Capital	Operating
2006	$5,802	$9,035
2007	5,653	8,443
2008	2,930	7,151
2009	301	5,145
2010	25	3,421
Thereafter	—	7,892
Total minimum lease payments	14,711	$41,087
Less: Amounts representing interest	1,469
Present value of capital lease obligations	13,242
Less: Current portion	4,927
Long-term capital lease obligations	$8,315

Accumulated depreciation on assets under capital leases was $10.6 and $8.4 million at June 30, 2005 and 2004, respectively.

Rental expense for diagnostic equipment and other equipment for the years ended June 30, 2005, 2004 and 2003 was $2.3 million, $1.0 million and $0.9 million, respectively.

We occupy facilities under lease agreements expiring through October 2017.  Some of these lease agreements may include provisions for an increase in lease payments based on the Consumer Price Index or scheduled increases based on a guaranteed minimum percentage or dollar amount.  Rental expense for these facilities for the years ended June 30, 2005, 2004 and 2003 was $9.2 million, $7.9 million and $6.5 million, respectively.

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

11.          CAPITAL STOCK

STOCK OPTIONS:  We originally reserved 626,000 shares for the granting of nonstatutory stock options to key employees.  Options are issued with an exercise price of at least the fair market value, as determined by the board of directors, of our common stock on the grant date.  Subsequent to June 30, 2005, we increased the number of shares reserved for such grants by 219,286 shares.  Generally speaking, 50% of the options vest cumulatively over various periods up to five years from the grant date, and 50% vest cumulatively upon the achievement of certain performance targets on an exit event.  The options are exercisable in whole or in installments, and expire ten years from the grant date.

We have one stock option plan, which provided for the granting of nonstatutory stock options to four key employees (three of which employees are no longer with the Company), all of which are fully vested.  Holders of options for 175,990 shares of InSight common stock rolled over their options and received options for our common stock with the same terms under our stock option plan.  In 2003, we purchased vested stock options covering 56,000 shares of our common stock at a price equal to the difference between $19.07 and the exercise price per share.

As of June 30, 2005, we had 128,950 shares available for issuance.  A summary of the status of our stock option plans at June 30, 2005, 2004 and 2003 and changes during the periods is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, June 30, 2002	772,990	$15.81
Granted	25,500	19.01
Exercised	(50)	18.00
Repurchased	(56,000)	8.97
Forfeited	(109,625)	18.00
Outstanding, June 30, 2003	632,815	16.16
Granted	30,000	19.07
Forfeited	(59,825)	18.27
Outstanding, June 30, 2004	602,990	16.10
Granted	209,500	19.82
Forfeited	(195,500)	18.07
Outstanding, June 30, 2005	616,990	$16.74

Exercisable at:
June 30, 2003	148,465	$9.99
June 30, 2004	168,790	$10.96
June 30, 2005	204,565	$12.56

Of the options outstanding at June 30, 2005, the characteristics are as follows:

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$8.37	$8.37	123,490	123,490	6.33 years
18.00 - 19.82	18.83	81,075	493,500	8.49 years
		204,565	616,990

12.          INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.  The provision for income taxes for the years ended June 30, 2005, 2004 and 2003 is as follows (amounts in thousands):

	Years Ended June 30,
	2005	2004	2003
Current provision:
Federal	$—	$1,640	$2,491
State	(155)	310	775
	(155)	1,950	3,266
Deferred taxes arising from temporary differences:
State income taxes	(9)	173	(176)
Accrued expenses	(741)	(46)	163
Reserves	(1,376)	4,660	1,127
Depreciation and amortization	8,971	9,694	7,718
Creation/utilization of net operating losses	(11,758)	(8,167)	(9,491)
Section 481 adjustment	1,161	1,161	(2,343)
Changes in valuation allowance reducing goodwill	—	(6,800)	—
Changes in valuation allowance	20,694	—	1,728
Non-goodwill intangible amortization	(1,001)	(1,399)	1,200
Other	(717)	724	74
Total deferred taxes arising from temporary differences	15,224	—	—
Total provision for income taxes	$15,069	$1,950	$3,266

A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Years Ended June 30,
	2005	2004	2003
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(11.8)	4.0	4.0
Permanent items, including goodwill and non-deductible merger costs	(1.5)	2.0	1.0
Changes in valuation allowance	(138.9)	—	1.0
Other, net	(5.8)	—	—
Net effective tax rate	(124.0)%	40.0%	40.0%

The components of our net deferred tax asset (including current and non-current portions) as of June 30, 2005 and 2004, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):

	June 30,
	2005	2004
Accrued expenses	$2,092	$1,351
Depreciation and amortization	(43,273)	(34,302)
Reserves	2,191	816
Section 481 adjustment	—	1,161
State income taxes	12	3
Non-goodwill intangible amortization	(7,436)	(8,437)
NOL carryforwards	56,076	44,318
Other	73	(645)
Net deferred asset	9,735	4,265
Valuation allowance	(24,959)	(4,265)
	$(15,224)	$—

As of June 30, 2005, we had federal NOL carryforwards of approximately $142.9 million and state NOL carryforwards of approximately $125.0 million, expiring on various dates between 2006 and 2025.  The charitable contribution carryforwards of approximately $0.1 million will begin to expire in 2006 if not utilized.

A valuation allowance is provided against the net deferred tax asset when it is more likely than not that the net deferred tax asset will not be realized.  Based upon our losses during 2005 and the available evidence, management determined that is more likely than not that the deferred tax assets related to certain net operating loss carryforwards and other assets as of June 30, 2005 will not be realized.  Consequently, we recorded a valuation allowance in the amount of $25.0 million as of June 30, 2005.  This decision was based on our anticipated future cumulative pre-tax losses, the main determination for recording such a reserve.  Also, in determining the net asset subject to a valuation allowance, we excluded a deferred tax liability related to an asset with an indefinite useful life that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $15.2 million after application of the valuation allowance.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented.  Ultimate realization of the benefit of the NOLs is dependent upon our generating sufficient taxable income prior to their expiration.

13.          RETIREMENT SAVINGS PLANS

InSight has a 401(k) profit sharing plan (Plan), which is available to all eligible employees, pursuant to which InSight matches a percentage of employee contributions to the Plan.  InSight contributions of approximately $1.3 million, $1.0 million and $0.8 million were made for the years ended June 30, 2005, 2004 and 2003.

14.          INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

We have direct ownership in four Partnerships at June 30, 2005, three of which operate fixed-site centers and one of which operates a mobile PET facility.  We own between 33% and 50% of these Partnerships, serve as the managing general partner and provide certain management services.  These Partnerships are accounted for under the equity method.

Set forth below is certain financial data of these Partnerships (amounts in thousands):

	June 30,
	2005	2004
Combined Financial Position:
Current assets:
Cash	$3,534	$3,144
Trade accounts receivables, net	3,038	2,606
Other	75	460
Property and equipment, net	3,846	4,116
Intangible assets, net	117	557
Total assets	10,610	10,883
Current liabilities	(2,286)	(2,465)
Due to the Company	(912)	(805)
Long-term liabilities	(674)	(1,117)
Net assets	$6,738	$6,496

Set forth below are the combined operating results of the Partnerships and our equity in earnings of the Partnerships (amounts in thousands):

	Years Ended June 30,
	2005	2004	2003
Operating Results:
Revenues	$25,935	$19,455	$19,291
Expenses	19,558	14,314	15,646
Net income	$6,377	$5,141	$3,645

Equity in earnings of unconsolidated partnerships	$2,613	$2,181	$1,744

15.          RELATED PARTY TRANSACTIONS

We have a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. provide business, management and financial advisory services to InSight and the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  In addition, from August 2004 through December 2005, we have paid and will continue to pay J.W. Childs Advisors II, L.P. a monthly fee of $10,000 for the services of Michael N. Cannizzaro, our Chairman of the Board.

16.          SEGMENT INFORMATION

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

The following tables summarize our operating results by segment (amounts in thousands):

Year ended June 30, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$118,891	$17,646	$—	$136,537
Patient services revenues	1,500	178,836	—	180,336
Total revenues	120,391	196,482	—	316,873
Depreciation and amortization	31,176	25,301	9,124	65,601
Total costs of operations	98,147	150,105	19,905	268,157
Corporate operating expenses	—	—	(18,447)	(18,447)
Loss on sales of centers	—	(170)	—	(170)
Equity in earnings of unconsolidated partnerships	—	2,613	—	2,613
Interest expense, net	(8,572)	(7,058)	(29,230)	(44,860)
Income (loss) before income taxes	13,672	41,762	(67,582)	(12,148)

Additions to property and equipment	14,361	14,974	1,124	30,459

Year ended June 30, 2004:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$112,219	$16,974	$—	$129,193
Patient services revenues	1,902	159,789	—	161,691
Total revenues	114,121	176,763	—	290,884
Depreciation and amortization	29,340	21,157	8,236	58,733
Total costs of operations	87,128	128,814	17,479	233,421
Corporate operating expenses	—	—	(16,217)	(16,217)
Gain on sale of center	—	2,129	—	2,129
Equity in earnings of unconsolidated partnerships	—	2,181	—	2,181
Interest expense, net	(11,562)	(6,841)	(22,279)	(40,682)
Income (loss) before income taxes	15,431	45,418	(55,975)	4,874

Additions to property and equipment	20,577	21,707	4,450	46,734

Year ended June 30, 2003:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$95,912	$16,009	$—	$111,921
Patient services revenues	2,024	123,807	—	125,831
Total revenues	97,936	139,816	—	237,752
Depreciation and amortization	24,322	17,408	7,615	49,345
Total costs of operations	66,823	99,795	13,426	180,044
Corporate operating expenses	—	—	(13,750)	(13,750)
Equity in earnings of unconsolidated partnerships	84	1,660	—	1,744
Interest expense, net	(11,190)	(8,259)	(18,065)	(37,514)
Income (loss) before income taxes	20,007	33,422	(45,241)	8,188

Additions to property and equipment	29,598	22,581	4,788	56,967

17.          RESULTS OF QUARTERLY OPERATIONS (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands)
2005:
Revenues	$80,854	$78,115	$78,212	$79,692	$316,873
Gross profit	14,109	12,659	11,502	10,446	48,716
Net loss	(786)	(1,134)	(2,011)	(23,286)	(27,217)

2004:
Revenues	$68,772	$69,946	$70,736	$81,430	$290,884
Gross profit	15,550	13,178	13,556	15,179	57,463
Net income (loss)	1,610	1,344	281	(311)	2,924

18.          SUBSEQUENT EVENT

On September 16, 2005, we agreed to sell $300 million of senior secured floating rate notes due 2011 (New Notes).  The proceeds from this sale will be used to repay all borrowings under our credit facility, to repurchase a portion of our unsecured senior subordinated notes, and for general corporate purposes.  The private offering was made within the United States only to qualified institutional buyers, and outside the United States only to non-U.S. investors under Regulation S of the Securities Act of 1933.  These New Notes have not been registered under the Securities Act of 1933 or applicable state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933 and applicable state laws.  This statement shall not constitute an offer to sell or a solicitation of an offer to buy the New Notes.

19.          SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

InSight Health Services Holdings Corp. and all of InSight Health Services Corp.’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight Health Services Corp.’s payment obligations under the Notes (Note 9).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  InSight Health Services Holdings Corp. accounts for its investment in InSight Health Services Corp. and its subsidiaries under the equity method of accounting.  Dividends from InSight Health Services Corp. to InSight Health Services Holdings Corp. are restricted under the Credit Facility.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,971	$2,868	$—	$20,839
Trade accounts receivables, net	—	—	40,271	6,179	—	46,450
Short-term investments	—	—	5,000	—		5,000
Other current assets	—	—	7,487	483	—	7,970
Intercompany accounts receivable	87,086	487,828	17,294	—	(592,208)	—
Total current assets	87,086	487,828	88,023	9,530	(592,208)	80,259
Property and equipment, net	—	—	191,044	18,417	—	209,461
Investments in partnerships	—	—	3,513	—	—	3,513
Investments in consolidated subsidiaries	(19,362)	(19,362)	8,289	—	30,435	—
Other assets	—	—	16,272	29	—	16,301
Goodwill and other intangible assets, net	—	—	310,486	4,503	—	314,989
	$67,724	$468,466	$617,627	$32,479	$(561,773)	$624,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,564	$4,708	$450	$—	$7,722
Accounts payable and other accrued expenses	—	—	34,915	1,554	—	36,469
Intercompany accounts payable	—	—	574,915	17,293	(592,208)	—
Total current liabilities	—	2,564	614,538	19,297	(592,208)	44,191
Notes payable and capital lease obligations, less current portion	—	485,044	7,504	1,298	—	493,846
Other long-term liabilities	—	220	14,947	3,595	—	18,762
Stockholders’ equity	67,724	(19,362)	(19,362)	8,289	30,435	67,724
	$67,724	$468,466	$617,627	$32,479	$(561,773)	$624,523

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2004

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,820	$4,592	$—	$30,412
Trade accounts receivables, net	—	—	47,048	7,962	—	55,010
Other current assets	—	—	6,058	149	—	6,207
Intercompany accounts receivable	87,086	520,047	19,865	—	(626,998)	—
Total current assets	87,086	520,047	98,791	12,703	(626,998)	91,629
Property and equipment, net	—	—	219,584	22,752	—	242,336
Investments in partnerships	—	—	2,901	—	—	2,901
Investments in consolidated subsidiaries	7,855	7,855	10,864	—	(26,574)	—
Other assets	—	—	19,218	84	—	19,302
Goodwill and other intangible assets, net	—	—	314,960	4,503	—	319,463
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,514	$4,540	$722	$—	$7,776
Accounts payable and other accrued expenses	—	—	34,304	1,433	—	35,737
Intercompany accounts payable	—	—	607,133	19,865	(626,998)	—
Total current liabilities	—	2,514	645,977	22,020	(626,998)	43,513
Notes payable and capital lease obligations, less current portion	—	517,289	12,622	2,136	—	532,047
Other long-term liabilities	—	244	(136)	5,022	—	5,130
Stockholders’ equity	94,941	7,855	7,855	10,864	(26,574)	94,941
	$94,941	$527,902	$666,318	$40,042	$(653,572)	$675,631

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$128,619	$7,918	$—	$136,537
Patient services	—	—	146,953	33,383	—	180,336
Total revenues	—	—	275,572	41,301	—	316,873

Costs of operations	—	—	231,144	37,013	—	268,157
Gross profit	—	—	44,428	4,288	—	48,716

Corporate operating expenses	—	—	(18,447)	—	—	(18,447)

Loss on sales of centers	—	—	(170)	—	—	(170)

Equity in earnings of unconsolidated partnerships	—	—	2,613	—	—	2,613

Interest expense, net	—	—	(43,615)	(1,245)	—	(44,860)
(Loss) income before income taxes	—	—	(15,191)	3,043	—	(12,148)

Provision for income taxes	—	—	15,069	—	—	15,069
(Loss) income before equity in income (loss) of consolidated subsidiaries	—	—	(30,260)	3,043	—	(27,217)

Equity in income (loss) of consolidated subsidiaries	(27,217)	(27,217)	3,043	—	51,391	—
Net (loss) income	$(27,217)	$(27,217)	$(27,217)	$3,043	$51,391	$(27,217)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2004

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$120,508	$8,685	$—	$129,193
Patient services	—	—	121,919	39,772	—	161,691
Total revenues	—	—	242,427	48,457	—	290,884

Costs of operations	—	—	191,303	42,118	—	233,421
Gross profit	—	—	51,124	6,339	—	57,463

Corporate operating expenses	—	—	(16,217)	—	—	(16,217)

Gain on sale of center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	2,181	—	—	2,181

Interest expense, net	—	—	(39,235)	(1,447)	—	(40,682)
Income (loss) before income taxes	—	—	(18)	4,892	—	4,874

Provision for income taxes	—	—	1,950	—	—	1,950
(Loss) income before equity in income of consolidated subsidiaries	—	—	(1,968)	4,892	—	2,924

Equity in income of consolidated subsidiaries	2,924	2,924	4,892	—	(10,740)	—
Net income	$2,924	$2,924	$2,924	$4,892	$(10,740)	$2,924

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2003

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$103,446	$8,475	$—	$111,921
Patient services	—	—	90,509	35,322	—	125,831
Total revenues	—	—	193,955	43,797	—	237,752

Costs of operations	—	—	142,668	37,376	—	180,044
Gross profit	—	—	51,287	6,421	—	57,708

Corporate operating expenses	—	—	(13,750)	—	—	(13,750)

Equity in earnings of unconsolidated partnerships	—	—	1,744	—	—	1,744

Interest expense, net	—	—	(35,601)	(1,913)	—	(37,514)
Income before income taxes	—	—	3,680	4,508	—	8,188

Provision for income taxes	—	—	3,266	—	—	3,266
Income before equity in income of consolidated subsidiaries	—	—	414	4,508	—	4,922

Equity in income of consolidated subsidiaries	4,922	4,922	4,508	—	(14,352)	—
Net income	$4,922	$4,922	$4,922	$4,508	$(14,352)	$4,922

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(27,217)	$(27,217)	$(27,217)	$3,043	$51,391	$(27,217)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on sales of centers	—	—	170	—	—	170
Depreciation and amortization	—	—	60,261	5,340	—	65,601
Deferred income taxes	—	—	15,224	—	—	15,224
Equity in (loss) income of consolidated subsidiaries	27,217	27,217	(3,043)	—	(51,391)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	6,634	1,462	—	8,096
Intercompany receivables, net	—	32,219	(24,931)	(7,288)	—	—
Other current assets	—	—	(1,397)	(339)	—	(1,736)
Accounts payable and other accrued expenses	—	—	539	187	—	726
Net cash provided by operating activities	—	32,219	26,240	2,405	—	60,864

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	2,810	—	—	2,810
Additions to property and equipment	—	—	(28,449)	(2,010)	—	(30,459)
Net purchases of short-term investments	—	—	(5,000)	—	—	(5,000)
Other	—	—	1,554	(1,483)	—	71
Net cash used in investing activities	—	—	(29,085)	(3,493)	—	(32,578)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(32,195)	(4,950)	(636)	—	(37,781)
Other	—	(24)	(54)	—	—	(78)
Net cash used in financing activities	—	(32,219)	(5,004)	(636)	—	(37,859)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(7,849)	(1,724)	—	(9,573)
Cash, beginning of year	—	—	25,820	4,592	—	30,412
Cash, end of year	$—	$—	$17,971	$2,868	$—	$20,839

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2004

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$2,924	$2,924	$2,924	$4,892	$(10,740)	$2,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of center	—	—	(2,129)	—	—	(2,129)
Depreciation and amortization	—	—	53,266	5,467	—	58,733
Equity in income of consolidated subsidiaries	(2,924)	(2,924)	(4,892)	—	10,740	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(9,158)	703	—	(8,455)
Intercompany receivables, net	—	(97,056)	103,500	(6,444)	—	—
Other current assets	—	—	2,781	303	—	3,084
Accounts payable and other accrued expenses	—	—	5,596	367	—	5,963
Net cash (used in) provided by operating activities	—	(97,056)	151,888	5,288	—	60,120

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers and mobile facilities	—	—	(101,334)	—	—	(101,334)
Proceeds from sale of center	—	—	5,413	—	—	5,413
Additions to property and equipment	—	—	(40,979)	(5,755)	—	(46,734)
Other	—	—	405	—	—	405
Net cash used in investing activities	—	—	(136,495)	(5,755)	—	(142,250)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(2,201)	(5,319)	(689)	—	(8,209)
Proceeds from issuance of notes payable	—	100,000	—	1,125	—	101,125
Other	—	(743)	(219)	1,034	—	72
Net cash provided by (used in) financing activities	—	97,056	(5,538)	1,470	—	92,988

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	9,855	1,003	—	10,858
Cash, beginning of year	—	—	15,965	3,589	—	19,554
Cash, end of year	$—	$—	$25,820	$4,592	$—	$30,412

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2003

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$4,922	$4,922	$4,922	$4,507	$(14,351)	$4,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	43,681	5,664	—	49,345
Equity in income of consolidated subsidiaries	(4,922)	(4,922)	(4,507)	—	14,351	—
Changes in operating assets and liabilities:
Trade accounts receivables , net	—	—	(2,241)	4	—	(2,237)
Intercompany receivables, net	505	(48,373)	52,838	(4,970)	—	—
Other current assets	—	—	5,131	(224)	—	4,907
Accounts payable and other accrued expenses	—	—	4,862	(43)	—	4,819
Net cash provided by (used in) operating activities	505	(48,373)	104,686	4,938	—	61,756

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers	—	—	(46,292)	—	—	(46,292)
Additions to property and equipment	—	—	(51,827)	(5,140)	—	(56,967)
Other	—	—	554	—	—	554
Net cash used in investing activities	—	—	(97,565)	(5,140)	—	(102,705)

FINANCING ACTIVITIES:
Proceeds from stock options exercised	1	—	—	—	—	1
Purchase of stock options	(506)	—	—	—	—	(506)
Principal payments of notes payable and capital lease obligations	—	(1,627)	(5,453)	(420)	—	(7,500)
Proceeds from issuance of notes payable	—	50,000	—	—	—	50,000
Other	—	—	(154)	879	—	725
Net cash (used in) provided by financing activities	(505)	48,373	(5,607)	459	—	42,720

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	1,514	257	—	1,771
Cash, beginning of year	—	—	14,451	3,332	—	17,783
Cash, end of year	$—	$—	$15,965	$3,589	$—	$19,554

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

ITEM 9A.               CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our directors and executive officers, including the executive officers of InSight who are deemed our executive officers (as defined under Rule 3b-7 of the Securities Exchange Act of 1934), as of August 31, 2005:

Michael N. Cannizzaro	56	Chairman of the Board and Director

Bret W. Jorgensen	46	President and Chief Executive Officer and Director

Patricia R. Blank	55	Executive Vice President – Enterprise Operations of InSight

Michael A. Boylan	49	Executive Vice President – Enterprise Development of InSight

Louis E. Hallman, III	46	Executive Vice President and Chief Strategy Officer of InSight

Mitch C. Hill	46	Executive Vice President and Chief Financial Officer

Marilyn U. MacNiven-Young	54	Executive Vice President, General Counsel and Secretary

Kenneth M. Doyle	40	Director and Vice President

David W. Dupree	52	Director

Steven G. Segal	45	Director

Mark J. Tricolli	34	Director and Vice President

Edward D. Yun	38	Director and Vice President

Michael N. Cannizzaro served as our President and Chief Executive Officer from August 9, 2004 until July 1, 2005.  He became a member of our board of directors on October 17, 2001 and was elected chairman of the board on May 30, 2002. He has been an Operating Partner of J.W. Childs Associates, L.P. since October 29, 2001.  Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000. Prior to that, he was President of Caremark International’s Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark’s Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994. He held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of four different divisions. He currently serves as a director of Universal Hospital Services, Inc. and previously served on National Nephrology Associates, Inc.’s board of directors from September 1999 to April 2004.

Bret W. Jorgensen was appointed to our board of directors and our President and Chief Executive Officer on July 1, 2005. Prior to this appointment, Mr. Jorgensen was the Chief Executive Officer of AdvoLife, a provider of senior care services, from June 2004 until the sale of the company in October 2004.  Prior to AdvoLife he was Chairman and Chief Executive Officer of Directfit, a web-centric recruiting solutions provider, from April 1999 to October 2003.  In 1989, Jorgensen co-founded TheraTx, which became a diversified healthcare services company listed on NASDAQ.  While at TheraTx, he served on the board of directors and held several executive leadership positions, including President of TheraTx Health Services, and was instrumental in TheraTx’s initial public offering in 1994 and sale in April 1997.  He currently serves on the board of directors of AllianceCare, a provider of senior healthcare services, rehabilitation therapy and home health services.

Patricia R. Blank has been InSight’s Executive Vice President-Enterprise Operations since October 22, 2004.  She was InSight’s Executive Vice President and Chief Information Officer from September 1, 1999 to October 22, 2004. Prior to joining InSight, Ms. Blank was the principal of Blank & Company, a consulting firm specializing in healthcare consulting. From 1995 to 1998, Ms. Blank served as Executive Vice President and Chief Operating Officer of HealthHelp, Inc., a Houston, Texas-based radiology services organization managing radiology provider networks in multiple states. From 1988 to 1995, she was corporate director of radiology of FHP, a California insurance company.

Michael A. Boylan has been InSight’s Executive Vice President-Enterprise Development since October 22, 2004.  He was InSight’s Executive Vice President-Mobile Division and Business Development from April 8, 2004 to October 22, 2004. From February 7, 2002 to April 8, 2004, he was Executive Vice President and Chief Development Officer of InSight. He was Executive Vice President, Operations, Eastern Division of InSight from July 1, 2000 to February 7, 2002. From April 1998 to July 1, 2000, he was Executive Vice President and Chief Development Officer. From February 1996 to April 1998, he was Senior Vice President—Operations of InSight. Mr. Boylan was an Executive Vice President of Maxum Health Corp., or MHC, from March 1994 to February 1996. From 1992 to 1994, he served as a Regional Vice President of MHC’s principal operating subsidiary, Maxum Health Services Corp. From 1991 to 1992, he served as an Executive Director of certain of MHC’s operations. From 1986 to 1991, Mr. Boylan served in various capacities as an officer or employee, including President and Chief Operating Officer, with American Medical Imaging Corporation.

Louis E. Hallman, III, was appointed InSight’s Executive Vice President and Chief Strategy Officer on August 10, 2005.  Prior to this appointment, Mr. Hallman was the President of Right Manufacturing LLC, a specialty manufacturer, from January 2003 through January 2005.  From January 2002 until January 2003, Mr. Hallman was a private investor and reviewed various business opportunities.  From August 1999 through January 2002, he was President and CEO of Homesquared Inc., a supplier of web-based software applications to production homebuilders.  In July 1989, Mr. Hallman co-founded TheraTx, Inc., which became a diversified healthcare services company listed on NASDAQ.  While at TheraTx, he served as Vice President Corporate Development until its sale in April 1997.

Mitch C. Hill was appointed our Executive Vice President and Chief Financial Officer on January 10, 2005.  Prior to this appointment, Mr. Hill was the President and Chief Executive Officer of BMS Reimbursement Management, a provider of outsourced billing collection, accounts receivable and practice management service, from April 2001 to December 2004.  Prior to that, he held the following positions with Buy.Com Inc., a multi-category Internet superstore, Chief Financial Officer from November 1999 to February 2001 and President from April 2000 to February 2001.

Marilyn U. MacNiven-Young has been our Executive Vice President, General Counsel and Corporate Secretary since February 11, 2002 and Executive Vice President, General Counsel and Corporate Secretary of InSight since August 1998.  From February 1996 through July 1998, she was an independent consultant to InSight. From September 1994 through June 1995, she was Senior Vice President and General Counsel of Abbey Healthcare Group, Inc., a home healthcare company. From 1991 through 1994, Ms. MacNiven-Young served as General Counsel of American Health Services Corp.

Kenneth M. Doyle has been a member of our board of directors and Vice President since June 13, 2001.  Mr. Doyle is a Managing Director of The Halifax Group, L.L.C. Mr. Doyle joined The Halifax Group, L.L.C. in January 2000. Prior to joining The Halifax Group, L.L.C. Mr. Doyle was an Industry Leader and Vice President at GE Equity, the private equity subsidiary of GE Capital. Prior to joining GE Equity, Mr. Doyle spent four years in investment banking as a Senior Associate for the Telecommunications Corporate Finance Group at Merrill Lynch and as an Associate with Chase Manhattan Bank in the Media and Telecommunications Group. Mr. Doyle also spent three years with Ernst & Young in the Entrepreneurial Services Group. Mr. Doyle currently serves on the board of directors of National Packaging Solutions Group, Inc., Soil Safe, Inc. and Maverick Healthcare Group, LLC.

David W. Dupree became a member of our board of directors on October 17, 2001.  Mr. Dupree is a Managing Director of The Halifax Group, L.L.C. which he founded in January 1999. Prior to joining The Halifax Group, L.L.C., Mr. Dupree was a Managing Director and Partner with The Carlyle Group, a global investment firm located in Washington, D.C., where he was primarily responsible for investments in healthcare and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery

Securities and prior to that, he was Co-Head of Equity Private Placements at Alex, Brown & Sons Incorporated. Mr. Dupree currently serves on the board of directors of Whole Foods Markets, Inc., Universal Hospital Services, Inc., and PolyPipe Holdings, Inc. and previously served on InSight’s board of directors, as a designee of The Carlyle Group, from October 1997 to December 1999.

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

Edward D. Yun became a member of our board of directors on June 13, 2001 and became a Vice President on February 11, 2002.  He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1996. From 1994 until 1996, he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Jillian’s Entertainment Corp., Pan Am International Flight Academy, Inc., Equinox Holdings, Inc., Chevys, Inc. and Universal Hospital Services, Inc. Mr. Yun served on the board of directors of National Nephrology Associates, Inc. from December 1998 to April 2004 and on the board of directors of The Hartz Mountain Corporation from December 2000 to June 2004.

Audit Committee.  Our board of directors has not established committees.  Instead, the InSight board of directors, which is identical to our board of directors, established an audit committee, which oversees our (1) accounting and financial reporting processes and audits of our annual financial statements, (2) internal control over financial reporting, and (3) the independent registered public accounting firm’s qualifications and independence.  The audit committee’s responsibilities are limited to oversight. Our management is responsible for the preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policiesand internal control over financial reporting.

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

Code of Ethical Conduct.  We have adopted a code of ethical conduct that applies to all of our and our subsidiaries’ employees, including, our principal executive officer, principal financial officer and principal accounting officer.  A copy of the code of ethical conduct is posted on our website, www.insighthealth.com, under “About Us.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the code of ethical conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) by posting such information on our internet website, www.insighthealth.com, under “About Us.”

ITEM 11.               EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended June 30, 2005, 2004 and 2003 of the persons who served as (1) our chief executive officer during the year ended June 30, 2005 and (2) the other four most highly compensated executive officers for the year ended June 30, 2005. We refer to the persons described in clause (2) above as the Other Executive Officers and we refer to persons discussed in clauses (1) and (2) above as the Named Executive Officers.

Summary Compensation Table

					Long Term
	Annual Compensation				Compensation
	Fiscal				Awards
	Year				Stock Options		All Other
Name and Principal Position	Ended	Salary	Bonus (1)	Other (2)	(Shares)		Comp (2)

Michael N. Cannizzaro (3)	2005	$—	$—	$—	40,000		$—
Chairman of the Board of	2004	—	—	—	—		—
Directors	2003	—	—	—	—		—

Steven T. Plochocki (4)	2005	$45,200	$—	$1,500	—		$13,536
President and Chief Executive	2004	420,000	105,000	9,000	—		30,344
Officer	2003	350,000	—	9,000	—		6,418

Michael A. Boylan (5)	2005	$275,000	$97,000	$9,000	—		$29,872
Executive Vice President -	2004	249,700	82,950	9,000	—		25,692
Enterprise Development	2003	237,000	—	9,000	—		7,150

Patricia R. Blank (6)	2005	$275,000	$97,000	$9,000	30,000		$31,873
Executive Vice President -	2004	224,700	42,000	9,000	—		30,367
Enterprise Operations	2003	210,000	—	9,000	—		7,682

Marilyn U. MacNiven-Young	2005	$275,000	$85,000	$9,000	10,000		$14,087
Executive Vice President,	2004	267,500	52,400	9,000	—		12,644
General Counsel and Secretary	2003	262,000	—	9,000	—		4,333

Mitch C. Hill	2005	$121,600	$55,000	$4,500	40,000	(7)	$10,199
Executive Vice President and	2004	—	—	—	—		—
Chief Financial Officer	2003	—	—	—	—		—

(1)   Bonuses which are based on our performance are earned and accrued during the year and paid subsequent to the end of each year.  Discretionary bonuses are earned and paid in the year in which they are awarded by InSight’s compensation committee.

(2)   Amounts of Other Annual Compensation include perquisites (auto allowances and commissions for contract awards and renewals) and amounts of All Other Compensation include (i) amounts contributed to InSight’s 401(k) profit sharing plan, (ii) specified premiums on executive life insurance arrangements and (iii) specified premiums on executive health insurance arrangements.

(3)   Mr. Cannizarro served as President and Chief Executive Officer from August 9, 2004 until July 1, 2005.

(4)   Mr. Plochocki served as President and Chief Executive Officer until August 9, 2004.

(5)   Effective October 22, 2004, Mr. Boylan’s title changed from Executive Vice President-Mobile Division and Business Development to Executive Vice President-Enterprise Development.

(6)   Effective October 22, 2004, Ms. Blank’s title changed from Executive Vice President and Chief Information Officer to Executive Vice President-Enterprise Operations.

(7)   Mr. Hill also received a right to purchase 2,525 shares of our common stock at a price of $19.82 per share.  This right expires thirty days after the filing of this Form 10-K.

Compensation of Directors. We reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. We do not pay fees to directors for attendance at meetings or for their services as members of the board of directors or committees thereof.

OPTION GRANTS.  During the year ended June 30, 2005, stock options were granted by us pursuant to stock option agreements to certain of the Named Executive Officers, as follows:

	Individual Grants
	Number of	Percent of				Potential Realizable Value
	Securities	Total Options				at Assumed Annual Rates
	Underlying	Granted to				of Stock Price Appreciation
	Options	Employees in	Exercise Price	Market Price on	Expiration	for Option Term (2)
Name	Granted	Fiscal Year	Per Share (1)	Grant Date	Date (3)	5%	10%

Michael N. Cannizzaro	20,000	9.5%	$19.82	$19.82	8/12/2014	$249,294	$631,760
	20,000	9.5%	19.82	19.82	4/8/2015	249,294	631,760

Steven T. Plochocki	—	—	—	—	—	—	—

Michael A. Boylan	—	—	—	—	—	—	—

Patricia R. Blank	30,000	14.3%	19.82	19.82	1/10/2015	373,941	947,640

Marilyn U. MacNiven-Young	10,000	4.8%	19.82	19.82	1/10/2015	124,648	315,877

Mitch C. Hill (4)	40,000	19.1%	19.82	19.82	1/10/2015	498,587	1,263,519

(1)   The options were granted at an exercise price of $19.82 per share, the estimated price per share determined by the board of directors.

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

(3)   Except for Mr. Cannizzaro’s options, which were fully exercisable on the date of grant, the other options are exercisable starting twelve months after the date of grant with 50% of the shares vesting annually on the following schedule:  (i) 10% of the shares becoming exercisable upon the anniversary of the grant date in each of the fiscal years ending on June 30 in the years 2006-2010 and (ii) 50% of the shares becoming exercisable upon the attainment of certain performance targets on an exit event.  The options were granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

(4)   Mr. Hill also received a right to purchase 2,525 shares of our common stock at a price of $19.82 per share.  This right expires thirty days after the filing of this Form 10-K.

Option Exercises and Year-End Values. During the year ended June 30, 2005, none of the Named Executive Officers exercised any stock options. The following table sets forth information with respect to the unexercised options to purchase common stock granted under our 2001 Stock Option Plan and pursuant to stock option agreements, for the Named Executive Officers at June 30, 2005:

	Number of
	Shares				Value of Unexercised
	Acquired		Number of Unexercised Options		In-the-Money Options
	on	Value	at June 30, 2005		at June 30, 2005 (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael N. Cannizzaro	—	$—	40,000	—	$—	$—

Steven T. Plochocki	—	—	52,500	—	601,125	—

Michael A. Boylan	—	—	57,490	59,500	557,146	108,290

Patricia R. Blank	—	—	4,500	55,500	8,190	46,410

Marilyn U. MacNiven-Young	—	—	4,500	35,500	8,190	46,410

Mitch C. Hill	—	—	—	40,000	—	—

(1)   Based on the price at which the common stock was valued on that date of $19.82 per share.

Cancellation of Options in our Acquisition of InSight. On the consummation of our acquisition of InSight on October 17, 2001, each holder of an option to purchase shares of common stock of InSight outstanding under any of InSight’s stock option plans, whether or not vested, received the difference between $18.00 and the exercise price of each share of common stock the holder could have acquired pursuant to the terms of the stock option agreements (less applicable tax withholding), and the options were terminated; except that Messrs. Plochocki, Boylan and two former officers rolled over certain of their InSight stock options into fully vested options to purchase our common stock under our 2001 Stock Option Plan.

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

Employment Agreements.  In connection with our acquisition of InSight, Messrs. Plochocki and Boylan and Ms. Blank entered into employment agreements with us.  Ms. MacNiven-Young entered into an employment agreement with us in December 2001.  In January 2005, we entered into a new employment agreement with Ms. Blank as a result of her appointment as InSight’s Executive Vice President - Enterprise Operations on October 22, 2004.  We entered into employment agreements with Messrs. Hill, Jorgensen and Hallman in January, July and August of 2005, respectively.  Effective as August 9, 2004, Mr. Plochocki was no longer employed by us.  We entered into a resignation agreement with him that was consistent with the terms of his employment agreement.  The material terms of the resignation agreement are set forth in “Item 13. Certain Relationships and Related Transactions—Severance Arrangement.”

The employment agreement with Mr. Plochocki was for an initial term of three years, and thereafter a term of twelve months on a continuing basis subject to certain termination rights. The employment agreement provided that Mr. Plochocki would receive an annual base salary as well as a discretionary bonus of up to 75% of his annual base salary if InSight achieved its budgetary goals and a discretionary bonus of an additional 25% of his annual base salary upon the achievement of other goals mutually agreed upon by Mr. Plochocki and InSight’s board of directors. Mr. Plochocki’s employment agreement also provided for a life insurance policy of three times the amount of his annual base salary and entitled him to participate during the term of his employment in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and our stock option plans. Mr. Plochocki also was subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his employment agreement and continuing for a period of 24 months after the termination of his employment. In addition, InSight was required to maintain at its expense until the earlier of 24 months after the date of termination or commencement of Mr. Plochocki’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs in which Mr. Plochocki was entitled to participate immediately prior to the date of termination.

Each of the employment agreements with the Other Executive Officers and Messrs. Jorgensen and Hallman provides for a term of 12 months on a continuing basis, subject to certain termination rights. These employment agreements provide for an annual salary as well as a discretionary bonus of up to 75% of the executive’s annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of the executive’s annual base salary upon the achievement of other goals mutually agreed upon by each executive and InSight’s President and Chief Executive Officer and approved by InSight’s board of directors (except in the case of Mr. Jorgensen’s whose goals shall be agreed upon by InSight’s board of directors and himself). Each executive is provided with a life insurance policy of three times the amount of his or her annual base salary and is entitled to participate in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and our stock option plans. Each executive is subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his or her respective employment agreement and continuing for a period of 12 months after the termination of his or her respective employment. Each executive’s employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as 12 months of compensation at the annual salary rate then in effect (1) upon the executive’s permanent and total disability (as defined in the respective employment agreement); (2) upon InSight’s 30 days’ written notice to the executive of the termination of the executive’s employment without cause (as defined in the respective employment agreement); (3) if the executive terminates his or her employment with InSight for good reason (as defined in the respective employment agreement); and (4) if the executive’s employment is terminated by InSight without cause or he or she terminates his or her employment for good reason within 12 months of a change in control (as defined in the respective employment agreement). In addition, InSight will maintain at its expense until the earlier of 12 months after the date of termination or commencement of the executive’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination. Each executive’s employment will immediately terminate upon his or her death and the executors or administrators of his or her estate or his or her heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his or her death. The executive’s employment will terminate and the executive will not be entitled to receive any monetary compensation or benefit upon (1) the termination of his or her respective employment by InSight for cause, or (2) his or her voluntary termination of his or her respective employment with InSight without good reason.

Under his employment agreement, Mr. Hill is entitled to a bonus equal to 40% of his annual salary prorated for the fiscal year ended June 30, 2005.  Mr. Hill may purchase 2,525 shares of our common stock at a price equal to $19.82 per share, within thirty days of our filing this Form 10-K with the SEC.  Under his employment agreement, Mr. Jorgensen is entitled to a bonus equal to 50% of his annual salary for the fiscal year ending June 30, 2006.  Mr. Jorgensen may purchase 50,454 shares of our common stock at a price equal to $19.82 per share, on or before September 29, 2005. Under his employment agreement, Mr. Hallman is eligible to receive a bonus of 40% of his annual salary for the fiscal year ending June 30, 2006 (50% of this bonus is guaranteed).

Compensation Committee Interlocks and Insider Participation.  The InSight board of directors, which is identical to our board of directors, established a compensation committee to act with regard to compensation and other matters for us.  During the year ended June 30, 2005, InSight’s compensation committee consisted of Messrs. Cannizzaro (chairman), Dupree, Segal and Plochocki.  Mr. Plochocki served on the committee until he ceased to be InSight’s President and Chief Executive Officer on August 9, 2004.  Neither Mr. Plochocki nor Mr. Cannizzaro participated in decisions relating to his own compensation or award of stock options.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2005, by:  (i) each person or entity known to us owning beneficially 5% or more of our common stock; (ii) each member of our board of directors; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers (as defined by Rule 3b-7), as a group.  At August 31, 2005, our outstanding securities consisted of approximately 5,468,814 shares of common stock and options to purchase 204,565 shares of common stock which are immediately exercisable.  Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Amount and Nature	Percent of
	of Beneficial	Common Stock
	Ownership of	Beneficially
Names and Addresses of Beneficial Owners	Common Stock(1)	Owned(1)

J.W. Childs Equity Partners II, L.P. (2)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	4,350,290	79.5%

JWC-InSight Co-invest LLC (3)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	338,532	6.2%

Halifax Capital Partners, L.P. (4)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	1,111,112	20.3%

Steven G. Segal (5)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	—	—

Edward D. Yun (6)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	—	—

Michael N. Cannizzaro (7)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	40,000		*

Mark J. Tricolli (8)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	—	—

David W. Dupree (9)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	4,092		*

Kenneth M. Doyle (10)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	—	—

Steven T. Plochocki (11)(12)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	52,500	1.0%

Bret W. Jorgensen (13)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	50,454		*

Michael A. Boylan (14)
110 Gibraltar Road
Horsham, PA 18901	64,490	1.2%

Mitch C. Hill (15)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	2,525		*

Marilyn U. MacNiven-Young (16)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	7,500		*

Patricia R. Blank (17)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	7,500		*

All directors and executive officers, as a group (12 persons) (18)	176,561	3.1%

(1)   For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after August 31, 2005.

(2)   Includes 4,011,758 shares of our common stock owned directly by J.W. Childs Equity Partners II, L.P. and 338,532 shares of our common stock owned directly by JWC-InSight Co-invest LLC, an affiliate of J.W. Childs Equity Partners II, L.P.  The general partner of J.W. Childs Equity Partners II, L.P. is J.W. Childs Advisors II, L.P., a Delaware limited partnership.  The general partner of J.W. Childs Advisors II, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership.  The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation.  J.W. Childs Advisors II, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the 4,350,290 shares of our common stock held by J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.  John W. Childs, Glenn A. Hopkins, Dana L. Schmaltz, Adam L. Suttin, William E. Watts, James Rhee and Jeffrey Teschke, as well as Steven G. Segal, Edward D. Yun, Michael N. Cannizzaro and Mark J. Tricolli (as indicated in footnotes 5, 6, 7, and 8, respectively) share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

(3)   JWC-InSight Co-invest LLC is a Delaware limited liability company and affiliate of J.W. Childs Equity Partners II, L.P.  J.W. Childs Associates, Inc. is the managing member of JWC-InSight Co-invest LLC.  As the managing member, J.W. Childs Associates, Inc. owns the 338,532 shares of our common stock to be held directly by JWC-InSight Co-invest LLC.  John W. Childs, Glenn A. Hopkins, Dana L. Schmaltz, Adam L. Suttin, William E. Watts, James Rhee and Jeffrey Teschke, as well as Steven G. Segal, Edward D. Yun, Michael N. Cannizzaro and Mark J. Tricolli (as indicated in footnotes 5, 6, 7, and 8, respectively) share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

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

(7)   As an Operating Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P. and a member of JWC-InSight Co-invest LLC, Mr. Cannizzaro may be deemed to beneficially own the 4,011,758 shares of our common stock owned by J.W. Childs Equity Partners II, L.P. and the 338,532 shares of our common stock held directly by JWC-InSight Co-invest LLC.  Mr. Cannizzaro disclaims beneficial ownership of such shares.  Includes options to purchase 40,000 shares of our common stock at an exercise price of $19.82 per share, which are fully vested and immediately exercisable.

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

(11) Includes an option to purchase 52,500 shares of our common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable.

(12) Effective August 9, 2004, Mr. Plochocki was no longer employed by us. See “Item 13. Certain Relationships and Related Transactions—Severance Arrangement.’’

(13) Includes a right to purchase 50,454 shares of our common stock at a price of $19.82 per share which expires on September 29, 2005.  Does not include an option to purchase 248,236 shares of our common stock at an exercise price of $19.82 per share, which is not currently exercisable.

(14) Includes (i) an option to purchase 46,990 shares of our common stock at an exercise price of $8.37 per share which option was granted upon the consummation of the Acquisition and is fully vested and immediately exercisable and (ii) an option to purchase 17,500 shares of our common stock at an exercise price of $18.00 per share.  Does not include an option to purchase 52,500 shares of our common stock at an exercise price of $18.00 per share, which is not currently exercisable.

(15) Includes a right to purchase 2,525 shares of our common stock at a price of $19.82 per share within 30 days of the filing of this Form 10-K with the SEC.  Does not include an option to purchase 40,000 shares of our common stock at an exercise price of $19.82 per share, which is not currently exercisable.

(16) Includes an option to purchase 7,500 shares of our common stock at an exercise price of $18.00 per share.  Does not include (i) an option to purchase 22,500 shares of our common stock at an exercise price of $18.00 per share and (ii) an option to purchase 10,000 shares of our common stock at an exercise price of $19.82 per share, which are not currently exercisable.

(17) Includes an option to purchase 7,500 shares of our common stock at an exercise price of $18.00 per share.  Does not include (i) an option to purchase 22,500 shares of our common stock at an exercise price of $18.00 per share and (ii) an option to purchase 30,000 shares of our common stock at an exercise price of $19.82 per share, which are not currently exercisable.

(18) Mr. Plochocki is not included in the group because he was not an executive officer as of August 31, 2005.

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

EQUITY COMPENSATION PLAN INFORMATION.  The following table provides information as of June 30, 2005, with respect to compensation plans under which our common stock is authorized for issuance.  These compensation plans include:  (i) the 2001 Stock Option Plan; and (ii) stock options granted pursuant to stock option agreements.  Our stockholders approved the 2001 Stock Option Plan and the issuance of options to purchase up to 626,000 shares of our common stock, pursuant to individual stock option agreements.

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	616,990	$16.74	128,950

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT.  Upon the completion of the Acquisition, we entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P. and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. will provide business, management and financial advisory services to us in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  From August 2004 through December 2005, we have paid and will continue to pay J.W. Childs Advisors II, L.P. a monthly fee of $10,000 for the services of Michael N. Cannizzaro, our Chairman of the Board.  We will also reimburse such entities for all travel and other out-of-pocket expenses incurred by such entities in connection with their performance of the advisory services under the agreement.  The management agreement has an initial term of five years, which term will automatically renew for one year periods thereafter and is subject to earlier termination by our board of directors.  Furthermore, we and InSight have agreed to indemnify and hold harmless J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and their affiliates, from and against any and all claims, losses, damages and expenses arising out of the Acquisition or the performance by J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. of their obligations under the management agreement.

STOCKHOLDERS AGREEMENT.  We, J.W. Childs Equity Partners II, L.P., JWC-InSight Co-invest LLC, Halifax Capital Partners, L.P., Mr. Dupree, management of InSight and all other holders of our capital stock or stock options have entered into a stockholders agreement.  Under the stockholders agreement, we and each of our stockholders have a right of first refusal to purchase any stock proposed to be sold by all other stockholders, except J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.  Additionally, the stockholders agreement affords: (1) stockholders, other than J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC, so-called “tag-along rights”, which give these stockholders the right to participate with respect to proposed sales of our capital stock by J.W. Childs Equity Partners II, L.P. and JWC - InSight Co-invest LLC; (2) J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC “drag-along rights”, which gives these stockholders the right to require other stockholders to participate in proposed sales of a majority of our capital stock; and (3) all stockholders certain registration rights with respect to our capital stock.  Furthermore, the stockholders agreement contains put and call features on capital stock and stock options held by InSight management which are triggered upon termination of such individual’s employment with InSight; however, these put and call features are inapplicable to Mr. Jorgensen’s capital stock and stock options.  The stockholders agreement also obligates us and our stockholders to take all necessary action to appoint, as our directors, up to eight nominees designated by J.W. Childs Equity Partners II, L.P. (as would constitute a majority of our entire board of directors) and two nominees designated by Halifax Capital Partners, L.P.

SEVERANCE ARRANGEMENT.  Pursuant to the terms of a resignation agreement with us, Steven T. Plochocki, our former President and Chief Executive Officer, will receive severance equal to 24 months salary at his level of compensation as of August 9, 2004, which was $420,000 per year and benefits in accordance with the terms of his employment agreement.  All of Mr. Plochocki’s unvested stock options were cancelled.  Mr. Plochocki’s vested stock options under the 2001 Stock Option Plan remain outstanding in accordance with their terms.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

The following table presents information about fees that PricewaterhouseCoopers LLP charged us (1) to audit our annual consolidated financial statements for the years ended June 30, 2005 and 2004, and (2) for other services rendered in those years.

	2005	2004

Audit Fees (1)	$249,000	$638,000

Audit-related Fees (2)	—	203,000

Tax Fees (3)	84,000	70,000

Subtotal	$333,000	$911,000

All Other Fees	—	—

Total Audit and Other Services Fees	$333,000	$911,000

(1)   Audit Fees – fees for auditing our annual consolidated financial statements, reviewing the condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the $25 million of 9 7/8% senior subordinated notes, the withdrawn initial public offering and other SEC filings.

(2)   Audit-related Fees – fees for due diligence and related services with regard to the acquisitions completed during 2004.

(3)   Tax Fees – fees for reviewing federal, state, and local income and franchise tax returns, tax research and other tax planning services.

All audit and non-audit services performed by our independent registered public accounting firm must be specifically pre-approved by InSight’s audit committee.  Consistent with this policy, for the year ended June 30, 2005 all audit and non-audit services initiated by PricewaterhouseCoopers LLP were pre-approved by InSight’s audit committee.

PART IV

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

*2.8

Stock Purchase Agreement, dated February 13, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 8, 2004.

*2.9

Amendment No. 1 to Stock Purchase Agreement, dated April 1, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 8, 2004.

*3.1	Certificate of Incorporation of the Company, as amended, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*3.2	Bylaws of the Company, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.1

Indenture with respect to 9 7/8% Senior Subordinated Notes due 2011 with State Street Bank and Trust Company, N.A., as Trustee, dated October 30, 2001, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.2

Supplemental Indenture, dated February 25, 2002, with respect to adding an additional Subsidiary Guarantor (named therein), previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 25, 2002.

*4.3

Supplemental Indenture, dated April 2, 2003, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 26, 2003.

*4.4

Third Supplemental Indenture, dated as of March 8, 2004, with respect to $25 million of 9 7/8% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

*4.5

Fourth Supplemental Indenture, dated as of June 8, 2004, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 24, 2004.

*10.1

Credit Agreement, dated October 17, 2001, by and among InSight, the Company, the Subsidiary Guarantors (named therein), Banc of America Securities LLC and First Union Securities, LLC, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.2

First Amendment to Credit Agreement, Waiver and Consent, dated as of January 24, 2003, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2003.

*10.3

Second Amendment to Credit Agreement, Waiver and Consent, dated as of July 11, 2003, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 26, 2003.

*10.4	The Company’s 2001 Stock Option Plan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

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

*10.8

Executive Employment Agreement, dated June 29, 2001, among InSight, the Company and Steven T. Plochocki, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.9

Executive Employment Agreement, dated July 1, 2005, among InSight, the Company and Bret W. Jorgensen, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 8, 2005.

*10.10

Executive Employment Agreement, dated October 22, 2004, among InSight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.

*10.11

Executive Employment Agreement, dated June 29, 2001, among InSight, the Company and Michael A. Boylan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.12

Executive Employment Agreement, dated January 10, 2005, among InSight, the Company and Mitch C. Hill, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 14, 2005.

*10.13

Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Louis E. Hallman, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 15, 2005.

*10.14

Executive Employment Agreement, dated December 27, 2001, among InSight, the Company and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.15	Form of the Company Performance Based Option Agreement, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.16

Management Agreement, dated as of October 17, 2001, by and among J.W. Childs Advisors II, L.P., Halifax Genpar, L.P., the Company and InSight, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.17

Third Amendment to Credit Agreement, Waiver and Consent, dated as of February 26, 2004, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

*10.18

Resignation Agreement, dated August 9, 2004, by and among InSight, the Company and Steven T. Plochocki, previously filed and incorporated herein by reference from the Company’s Registration Statement on Form S-4, filed on November 3, 2004.

*10.19

Stock Option Agreement, dated August 12, 2004, by and between the Company and Michael N. Cannizzaro, previously filed and incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2004.

*10.20

Fourth Amendment to Credit Agreement, dated as of February 22, 2005, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and The CIT Group/Business Credit, Inc., as Documentation Agent, previously filed and incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2005.

*10.21

Fourth Amended and Restated Stockholders Agreement, dated as of July 1, 2005, among the Company, the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 8, 2005.

10.22	Stock Option Agreement, dated April 8, 2005, by and between the Company and Michael N. Cannizzaro, filed herewith.

10.23	Form of Amended and Restated Indemnification Agreement, filed herewith.

21.1	Subsidiaries of the Company, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed.

ITEM 15 (b).	The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 15 (c).	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By	/s/ Bret W. Jorgensen
Bret W. Jorgensen, President and
Chief Executive Officer

Date: September 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret W. Jorgensen	President	September 22, 2005
Bret W. Jorgensen	and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Mitch C. Hill	Executive Vice President	September 22, 2005
Mitch C. Hill	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Michael N. Cannizzaro	Chairman of the Board and	September 22, 2005
Michael N. Cannizzaro	Director

/s/ Kenneth M. Doyle	Director	September 22, 2005
Kenneth M. Doyle

/s/ David W. Dupree	Director	September 22, 2005
David W. Dupree

/s/ Steven G. Segal	Director	September 22, 2005
Steven G. Segal

/s/ Mark J. Tricolli	Director	September 22, 2005
Mark J. Tricolli

/s/ Edward D. Yun	Director	September 22, 2005
Edward D. Yun

SCHEDULE II

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

(amounts in thousands)

	Balance at					Balance at
	Beginning of	Charges to	Charges to			End of
	Year	Expenses	Revenues	Other		Year
June 30, 2003:
Allowance for doubtful accounts	$7,980	$4,154	$—	$(4,230	)(A)	$7,904
Allowance for contractual adjustments	18,510	—	122,101	(112,242	)(B)	28,369
	$26,490	$4,154	$122,101	$(116,472)		$36,273

June 30, 2004:
Allowance for doubtful accounts	$7,904	$4,998	$—	$(4,805	)(A)	$8,097
Allowance for contractual adjustments	28,369	—	176,172	(167,332	)(B)	37,209
	$36,273	$4,998	$176,172	$(172,137)		$45,306

June 30, 2005:
Allowance for doubtful accounts	$8,097	$5,723	$—	$(4,933	)(A)	$8,887
Allowance for contractual adjustments	37,209	—	194,928	(202,725	)(B)	29,412
	$45,306	$5,723	$194,928	$(207,658)		$38,299

(A) Write-off of uncollectible accounts.

(B) Write-off of contractual adjustments, representing the difference between our charge for a procedure and what we receive from payors.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

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

*2.8

Stock Purchase Agreement, dated February 13, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 8, 2004.

*2.9

Amendment No. 1 to Stock Purchase Agreement, dated April 1, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 8, 2004.

*3.1	Certificate of Incorporation of the Company, as amended, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*3.2	Bylaws of the Company, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.1

Indenture with respect to 9 7/8% Senior Subordinated Notes due 2011 with State Street Bank and Trust Company, N.A., as Trustee, dated October 30, 2001, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.2

Supplemental Indenture, dated February 25, 2002, with respect to adding an additional Subsidiary Guarantor (named therein), previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 25, 2002.

*4.3

Supplemental Indenture, dated April 2, 2003, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 26, 2003.

*4.4

Third Supplemental Indenture, dated as of March 8, 2004, with respect to $25 million of 9 7/8% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

*4.5

Fourth Supplemental Indenture, dated as of June 8, 2004, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 24, 2004.

*10.1

Credit Agreement, dated October 17, 2001, by and among InSight, the Company, the Subsidiary Guarantors (named therein), Banc of America Securities LLC and First Union Securities, LLC, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.2

First Amendment to Credit Agreement, Waiver and Consent, dated as of January 24, 2003, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 15, 2003.

*10.3

Second Amendment to Credit Agreement, Waiver and Consent, dated as of July 11, 2003, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent, Wachovia Bank, N.A. as Syndication Agent and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 26, 2003.

*10.4	The Company’s 2001 Stock Option Plan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

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

*10.8

Executive Employment Agreement, dated June 29, 2001, among InSight, the Company and Steven T. Plochocki, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.9

Executive Employment Agreement, dated July 1, 2005, among InSight, the Company and Bret W. Jorgensen, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 8, 2005.

*10.10

Executive Employment Agreement, dated October 22, 2004, among InSight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.

*10.11

Executive Employment Agreement, dated June 29, 2001, among InSight, the Company and Michael A. Boylan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.12

Executive Employment Agreement, dated January 10, 2005, among InSight, the Company and Mitch C. Hill, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 14, 2005.

*10.13

Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Louis E. Hallman, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 15, 2005.

*10.14

Executive Employment Agreement, dated December 27, 2001, among InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.15	Form of the Company Performance Based Option Agreement, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.16

Management Agreement, dated as of October 17, 2001, by and among J.W. Childs Advisors II, L.P., Halifax Genpar, L.P., the Company and InSight, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.17

Third Amendment to Credit Agreement, Waiver and Consent, dated as of February 26, 2004, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and The CIT Group/Business Credit, Inc. as Documentation Agent, previously filed and incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

*10.18

Resignation Agreement, dated August 9, 2004, by and among InSight, the Company and Steven T. Plochocki, previously filed and incorporated herein by reference from the Company’s Registration Statement on Form S-4, filed on November 3, 2004.

*10.19

Stock Option Agreement, dated August 12, 2004, by and between the Company and Michael N. Cannizzaro, previously filed and incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2004.

*10.20

Fourth Amendment to Credit Agreement, dated as of February 22, 2005, by and among InSight, the Company, the Subsidiary Guarantors (named therein), the Lenders party thereto, Bank of America, N.A., as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and The CIT Group/Business Credit, Inc., as Documentation Agent, previously filed and incorporated by reference from the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2005.

*10.21

Fourth Amended and Restated Stockholders Agreement, dated as of July 1, 2005, among the Company, the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 8, 2005.

10.22	Stock Option Agreement, dated April 8, 2005, by and between the Company and Michael N. Cannizzaro, filed herewith.

10.23	Form of Amended and Restated Indemnification Agreement, filed herewith.

21.1	Subsidiaries of the Company, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*              Previously filed.