Form 10-Q
period 2005-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2005-11-04
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,468,814 shares of common stock as of November 4, 2005.

The number of pages in this Form 10-Q is 40.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 9 to the Condensed Consolidated Financial Statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 6.	EXHIBITS

SIGNATURES

EXHIBIT INDEX

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	September 30,	June 30,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,390	$20,839
Trade accounts receivables, net	46,166	46,450
Short-term investments	—	5,000
Other current assets	6,615	7,970
Total current assets	80,171	80,259

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $191,532 and $176,784, respectively	209,203	209,461
INVESTMENTS IN PARTNERSHIPS	3,593	3,513
OTHER ASSETS	18,179	16,301
OTHER INTANGIBLE ASSETS, net	35,594	36,459
GOODWILL	278,528	278,530
	$625,268	$624,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$233	$2,795
Current portion of capital lease obligations	5,123	4,927
Accounts payable and other accrued expenses	33,553	36,469
Total current liabilities	38,909	44,191

LONG-TERM LIABILITIES:
Notes payable, less current portion	493,431	485,531
Capital lease obligations, less current portion	7,619	8,315
Other long-term liabilities	3,758	3,538
Deferred income taxes	16,274	15,224
Total long-term liabilities	521,082	512,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at September 30, 2005 and June 30, 2005	5	5
Additional paid-in capital	87,081	87,081
Accumulated deficit	(21,809)	(19,362)
Total stockholders’ equity	65,277	67,724
	$625,268	$624,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2005	2004
REVENUES:
Contract services	$34,377	$33,568
Patient services	44,331	47,286
Total revenues	78,708	80,854

COSTS OF OPERATIONS:
Costs of services	48,266	48,458
Provision for doubtful accounts	1,183	1,606
Equipment leases	1,022	333
Depreciation and amortization	15,774	16,348
Total costs of operations	66,245	66,745

Gross profit	12,463	14,109

CORPORATE OPERATING EXPENSES	(5,553)	(4,855)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	833	400

INTEREST EXPENSE, net	(12,166)	(10,964)

GAIN ON REPURCHASE OF NOTES PAYABLE	3,076	—

Loss before provision (benefit) for income taxes	(1,347)	(1,310)

PROVISION (BENEFIT) FOR INCOME TAXES	1,100	(524)

Net loss	$(2,447)	$(786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Three Months Ended
	September 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(2,447)	$(786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,774	16,348
Gain on repurchase of notes payable	(3,076)	—
Deferred income taxes	1,050	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	284	1,144
Other current assets	1,355	524
Accounts payable and other accrued expenses	(2,916)	3,592
Net cash provided by operating activities	10,024	20,822

INVESTING ACTIVITIES:
Additions to property and equipment	(13,885)	(8,219)
Sale of short-term investments	5,000	—
Other	1,433	192
Net cash used in investing activities	(7,452)	(8,027)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(288,849)	(2,081)
Proceeds from issuance of notes payable	298,500	—
Payments made in connection with refinancing of notes payable	(5,672)	—
Other	—	151
Net cash provided by (used in) financing activities	3,979	(1,930)

INCREASE IN CASH AND CASH EQUIVALENTS	6,551	10,865
Cash, beginning of period	20,839	30,412
Cash, end of period	$27,390	$41,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,564	$4,128
Income taxes paid	67	222
Equipment additions under capital leases	737	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this quarterly report on Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this quarterly report on Form 10-Q mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation.   Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States.   We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 94 mobile magnetic resonance imaging, or MRI, facilities, 14 mobile positron emission tomography, or PET, facilities, eight mobile PET/CT facilities, three mobile lithotripsy facilities, four mobile computed tomography, or CT, facilities, one mobile catheterization lab (collectively, mobile facilities), and 70 fixed-site MRI centers, 40 multi-modality fixed-site centers, two PET fixed-site centers, and one Leksell Stereotactic Gamma Knife fixed-site treatment center (collectively, fixed-site centers).

At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.   These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the period ended June 30, 2005 filed with the Securities and Exchange Commission, or SEC, on September 22, 2005.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included.   The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess purchase price we paid over the fair value of the tangible and intangible assets and liabilities acquired in acquisitions.   In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, the goodwill and indefinite-lived intangible asset balances are not amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.   Net other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from five to thirty years.

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

We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  As of September 30, 2005, we do not believe any impairment of goodwill or other intangible assets has occurred.

A reconciliation of goodwill for the three months ended September 30, 2005 is as follows (amounts in thousands):

	Mobile	Fixed	Consolidated
	(unaudited)
Goodwill, June 30, 2005	$104,264	$174,266	$278,530
Adjustments to goodwill	—	(2)	(2)
Goodwill, September 30, 2005	$104,264	$174,264	$278,528

A reconciliation of other intangible assets is as follows (amounts in thousands):

	September 30, 2005		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,410	$2,776	$24,410	$2,656
Wholesale contracts	15,380	10,100	15,380	9,355
	39,790	12,876	39,790	12,011

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$48,470	$12,876	$48,470	$12,011

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5-7 years

Amortization of intangible assets was approximately $0.9 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively.

5.   NOTES PAYABLE

In September 2005, through InSight, we issued $300 million aggregate principal amount of senior secured floating rate notes, or Floating Rate Notes.  The proceeds from the issuance of the Floating Rate Notes were used to (1) repay all borrowings under our credit facility with Bank of America, N.A. and a syndicate of other lenders (approximately $237.6 million); (2) repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes (discussed below), or Fixed Rate Notes, in privately negotiated transactions; and (3) pay certain related fees and expenses (approximately $5.7 million).  This transaction is considered a debt modification under accounting principles generally accepted in the United States.  The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% payable quarterly beginning on February 1, 2006.  The Floating Rate Notes are redeemable at our option, in whole or in part, on or after November 1, 2006. On October 28, 2005, we filed a registration statement on Form S-4 to register the Floating Rate Notes with the SEC. The registration statement is not yet effective.

Concurrently with the issuance of the Floating Rate Notes and repayment of all outstanding borrowings under our credit facility, we amended and restated our credit facility to reduce and modify the $50.0 million revolving credit facility to a $30.0 million asset-based revolving credit facility.  As of September 30, 2005, there were no borrowings under the amended revolving credit facility.  As of September 30, 2005, there was a letter of credit of approximately $1.8 million outstanding under our amended revolving credit facility.  Borrowings under the amended revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the amended revolving credit facility.

Through InSight, we also have outstanding $194.5 million in Fixed Rate Notes (after giving effect to the $55.5 million repurchase discussed above).  In connection with the $55.5 million repurchase, we realized a gain of approximately $3.1 million, net of a write off of deferred financing costs of approximately $2.5 million.  The Fixed Rate Notes mature in November 2011 and bear interest at 9.875% payable semi-annually.  The Fixed Rate Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.

The agreements governing our amended revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain limitations on additional borrowings, capital expenditures, asset sales, dividend payments and certain other covenants.  As of September 30, 2005, we were in compliance with those agreements.  The agreements governing our amended revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

6.  CAPITAL STOCK

As permitted under SFAS No. 123, “Accounting for Stock Based Compensation”, we account for the options issued to employees in accordance with APB Opinion No. 25.    SFAS 123 requires that we present pro-forma disclosures of net income (loss) as if we had recognized compensation expense equal to the fair value of options granted, as determined at the date of grant.    Our net loss would have reflected the following pro-forma amounts (amounts in thousands):

		Three Months Ended
		September 30,
		2005	2004
		(unaudited)
Net loss:	As reported	$(2,447)	$(786)
	Expense	(71)	(66)
	Pro-forma	$(2,518)	$(852)

Options for 338,326 shares were granted during the three months ended September 30, 2005.    The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

Expected term (years)	10
Volatility	0%
Annual dividend per share	$0
Risk-free interest rate	4.13%
Weighted-average fair value of options granted	$6.65

7.  SEGMENT INFORMATION

We have two reportable segments:  mobile operations and fixed operations, which are business units defined primarily by the type of service provided.    Mobile operations consist primarily of mobile facilities while fixed operations consist primarily of fixed-site centers, although each division generates both contract services and patient services revenues.    We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments.    We also do not allocate income taxes to the two segments.    We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Three months ended September 30, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$29,551	$4,826	$—	$34,377
Patient services revenues	425	43,906	—	44,331
Total revenues	29,976	48,732	—	78,708
Depreciation and amortization	7,547	6,102	2,125	15,774
Total costs of operations	24,976	36,506	4,763	66,245
Corporate operating expenses	—	—	(5,553)	(5,553)
Equity in earnings of unconsolidated partnerships	—	833	—	833
Interest expense, net	(1,705)	(1,581)	(8,880)	(12,166)
Gain on repurchase of notes payable	—	—	3,076	3,076
Income (loss) before income taxes	3,295	11,478	(16,120)	(1,347)

Additions to property and equipment	8,162	4,934	789	13,885

Three months ended September 30, 2004:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$29,660	$3,908	$—	$33,568
Patient services revenues	396	46,890	—	47,286
Total revenues	30,056	50,798	—	80,854
Depreciation and amortization	7,815	6,272	2,261	16,348
Total costs of operations	23,760	37,914	5,071	66,745
Corporate operating expenses	—	—	(4,855)	(4,855)
Equity in earnings of unconsolidated partnerships	—	400	—	400
Interest expense, net	(2,474)	(1,735)	(6,755)	(10,964)
Income (loss) before income taxes	3,822	11,549	(16,681)	(1,310)

Additions to property and equipment	2,964	4,504	751	8,219

8.   NEW PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  We will be required to implement SFAS 154 at the beginning of fiscal 2007.  We do not expect the adoption of SFAS 154 to have a material impact on our financial condition and results of operations.

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

9.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the Fixed Rate Notes and Floating Rate Notes (Note 5).    These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for our investment in InSight and its subsidiaries under the equity method of accounting.    Dividends from InSight to us are restricted under the agreements governing our material indebtedness.    This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$24,382	$3,008	$—	$27,390
Trade accounts receivables, net	—	—	39,852	6,314	—	46,166
Other current assets	—	—	6,239	376	—	6,615
Intercompany accounts receivable	87,086	496,290	16,101	208	(599,685)	—
Total current assets	87,086	496,290	86,574	9,906	(599,685)	80,171
Property and equipment, net	—	—	191,059	18,144	—	209,203
Investments in partnerships	—	—	3,593	—	—	3,593
Investments in consolidated subsidiaries	(21,809)	(24,885)	8,452	—	38,242	—
Other assets	—	—	18,155	24	—	18,179
Goodwill and other intangible assets, net	—	—	309,619	4,503	—	314,122
	$65,277	$471,405	$617,452	$32,577	$(561,443)	$625,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,769	$587	$—	$5,356
Accounts payable and other accrued expenses	—	—	31,606	1,947	—	33,553
Intercompany accounts payable	—	—	583,584	16,101	(599,685)	—
Total current liabilities	—	—	619,959	18,635	(599,685)	38,909
Notes payable and capital lease obligations, less current portion	—	493,000	6,294	1,756	—	501,050
Other long-term liabilities	—	214	16,084	3,734	—	20,032
Stockholders’ equity	65,277	(21,809)	(24,885)	8,452	38,242	65,277
	$65,277	$471,405	$617,452	$32,577	$(561,443)	$625,268

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,971	$2,868	$—	$20,839
Trade accounts receivables, net	—	—	40,271	6,179	—	46,450
Short-term investments	—	—	5,000	—	—	5,000
Other current assets	—	—	7,487	483	—	7,970
Intercompany accounts receivable	87,086	487,828	17,294	—	(592,208)	—
Total current assets	87,086	487,828	88,023	9,530	(592,208)	80,259
Property and equipment, net	—	—	191,044	18,417	—	209,461
Investments in partnerships	—	—	3,513	—	—	3,513
Investments in consolidated subsidiaries	(19,362)	(19,362)	8,289	—	30,435	—
Other assets	—	—	16,272	29	—	16,301
Goodwill and other intangible assets, net	—	—	310,486	4,503	—	314,989
	$67,724	$468,466	$617,627	$32,479	$(561,773)	$624,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,564	$4,708	$450	$—	$7,722
Accounts payable and other accrued expenses	—	—	34,915	1,554	—	36,469
Intercompany accounts payable	—	—	574,915	17,293	(592,208)	—
Total current liabilities	—	2,564	614,538	19,297	(592,208)	44,191
Notes payable and capital lease obligations, less current portion	—	485,044	7,504	1,298	—	493,846
Other long-term liabilities	—	220	14,947	3,595	—	18,762
Stockholders’ equity	67,724	(19,362)	(19,362)	8,289	30,435	67,724
	$67,724	$468,466	$617,627	$32,479	$(561,773)	$624,523

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$68,922	$9,786	$—	$78,708
Costs of operations	—	—	57,478	8,767	—	66,245
Gross profit	—	—	11,444	1,019	—	12,463

Corporate operating expenses	—	—	(5,553)	—	—	(5,553)

Equity in earnings of unconsolidated partnerships	—	—	833	—	—	833

Interest expense, net	—	—	(11,879)	(287)	—	(12,166)

Gain on repurchase of notes payable	—	3,076	—	—	—	3,076
Income (loss) before income taxes	—	3,076	(5,155)	732	—	(1,347)

Provision for income taxes	—	—	1,100	—	—	1,100
Income (loss) before equity in income of consolidated subsidiaries	—	3,076	(6,255)	732	—	(2,447)

Equity in income of consolidated subsidiaries	(2,447)	(5,523)	732	—	7,238	—
Net (loss) income	$(2,447)	$(2,447)	$(5,523)	$732	$7,238	$(2,447)

SUPPLEMENTAL CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$68,757	$12,097	$—	$80,854
Costs of operations	—	—	56,199	10,546	—	66,745
Gross profit	—	—	12,558	1,551	—	14,109

Corporate operating expenses	—	—	(4,855)	—	—	(4,855)

Equity in earnings of unconsolidated partnerships	—	—	400	—	—	400

Interest expense, net	—	—	(10,636)	(328)	—	(10,964)
(Loss) income before income taxes	—	—	(2,533)	1,223	—	(1,310)

Benefit for income taxes	—	—	(524)	—	—	(524)
(Loss) income before equity in income of consolidated subsidiaries	—	—	(2,009)	1,223	—	(786)

Equity in income of consolidated subsidiaries	(786)	(786)	1,223	—	349	—
Net (loss) income	$(786)	$(786)	$(786)	$1,223	$349	$(786)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(2,447)	$(2,447)	$(5,523)	$732	$7,238	$(2,447)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	14,460	1,314	—	15,774
Gain on repurchase of notes payable	—	(3,076)	—	—	—	(3,076)
Deferred income taxes	—	—	1,050	—	—	1,050
Equity in income of consolidated subsidiaries	2,447	5,523	(732)	—	(7,238)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	419	(135)	—	284
Intercompany receivables, net	—	(5,270)	7,239	(1,969)	—	—
Other current assets	—	—	1,248	107	—	1,355
Accounts payable and other accrued expenses	—	—	(3,309)	393	—	(2,916)
Net cash provided by (used in) operating activities	—	(5,270)	14,852	442	—	10,024

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(13,586)	(299)	—	(13,885)
Net sales of short-term investments	—	—	5,000	—	—	5,000
Other	—	—	1,294	139	—	1,433
Net cash used in investing activities	—	—	(7,292)	(160)	—	(7,452)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(287,558)	(1,149)	(142)	—	(288,849)
Proceeds from issuance of notes payable	—	298,500	—	—	—	298,500
Payments made in connection with refinancing notes payable	—	(5,672)	—	—	—	(5,672)
Net cash provided by (used in) financing activities	—	5,270	(1,149)	(142)	—	3,979

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	6,411	140	—	6,551
Cash, beginning of period	—	—	17,971	2,868	—	20,839
Cash, end of period	$—	$—	$24,382	$3,008	$—	$27,390

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(786)	$(786)	$(786)	$1,223	$349	$(786)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	15,050	1,298	—	16,348
Equity in income of consolidated subsidiaries	786	786	(1,223)	—	(349)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,210	(66)	—	1,144
Intercompany receivables, net	—	571	708	(1,279)	—	—
Other current assets	—	—	532	(8)	—	524
Accounts payable and other accrued expenses	—	—	3,418	174	—	3,592
Net cash provided by operating activities	—	571	18,909	1,342	—	20,822

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(6,864)	(1,355)	—	(8,219)
Other	—	—	(101)	293	—	192
Net cash used in investing activities	—	—	(6,965)	(1,062)	—	(8,027)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(566)	(1,334)	(181)	—	(2,081)
Other	—	(5)	8	148	—	151
Net cash used in financing activities	—	(571)	(1,326)	(33)	—	(1,930)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	10,618	247	—	10,865
Cash, beginning of period	—	—	25,820	4,592	—	30,412
Cash, end of period	$—	$—	$36,438	$4,839	$—	$41,277

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements.”  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information.  When used in this report the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are set forth in this Form 10-Q, including the factors described in the section entitled “Risk Factors,” and the following:

•                  limitations and delays in reimbursement by third-party payors;

•                  contract renewals and financial stability of customers;

•                  conditions within the healthcare environment;

•                  adverse utilization trends for certain diagnostic imaging procedures;

•                  our ability to successfully integrate acquisitions;

•                  competition in our markets;

•                  the potential for rapid and significant changes in technology and their effect on our operations;

•                  operating, legal, governmental and regulatory risks; and

•                  economic, political and competitive forces affecting our business.

If any of these risks or uncertainties materialize, or if any of our underlying assumptions are incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We disclaim any intention or obligation to update or revise these forward-looking statements to reflect future events or circumstances.

Overview

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this Form 10-Q mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation.

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 70% of our total revenues from MRI services during the three months ended September 30, 2005, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, CT, mammography, bone densitometry, diagnostic ultrasound, lithotripsy and x-ray.   We have developed and continue to develop strong regional networks of diagnostic imaging centers and facilities, enabling us to effectively serve our customers and maximize utilization of our imaging equipment.

As of September 30, 2005, our network consists of 113 fixed-site centers and 124 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers, including healthcare providers, such as hospitals and physicians, and payors such as managed care organizations, Medicare, Medicaid and insurance companies.  Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We operate as two divisions, the mobile division and the fixed division, which also constitute our two reportable segments.  Our mobile division includes 28 parked mobile facilities, each of which serves a single customer.  Our fixed division includes four mobile facilities as part of our fixed division operations in Maine.  Certain financial information regarding our reportable segments is included in Note 7 to our condensed consolidated financial statements, which are a part of this Form 10-Q.

Given our size and expertise, we believe we are well positioned to capitalize on the ongoing growth in the diagnostic imaging industry. Growth in the diagnostic imaging industry has been and will continue to be driven by (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET and PET/CT, and (3) expanding applications of CT, MRI and PET technologies.

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

Dispositions

In August 2005, we closed a center in Lemont, Illinois. In May 2005, we sold our joint venture interest in a fixed-site center in Valparaiso, Indiana. In April 2005, we sold a fixed-site center in Overland Park, Kansas. In March 2005, we sold our joint venture interest in a fixed-site center in Marina Del Rey, California.

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

Mobile Operations:  Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Our mobile operations include 28 parked mobile facilities, each of which serves a single customer.  Revenues from our mobile operations are primarily generated from fee-for-service arrangements and fixed fee contracts billed directly to our hospital, physician group and other healthcare provider customers, which we generally refer to as contract services revenues.  Our mobile operations revenues depend on our ability to:

•                  establish new mobile customers within our targeted regions;

•                  structure efficient mobile routes that maximize equipment utilization; and

•                  renew our existing mobile contracts with our hospital, physician group and other healthcare provider customers.

Revenues from our mobile operations have been and will continue to be driven by the growth in the diagnostic imaging industry as discussed above.  These positive trends have been and will continue to be adversely affected by;

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

Under Medicare’s prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs. OPPS was implemented on August 1, 2000 and due to the anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics. While most of the transitional payments expired in 2003, the Centers for Medicare and Medicaid Services, or CMS, continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology. The overall effect of OPPS has been to decrease reimbursement rates from those paid under the prior cost-based system. Multi-modality and certain fixed-site centers which are freestanding and not hospital-based facilities are not directly affected by OPPS.

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

Furthermore, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2005, CMS announced that these proposed regulations would not be finalized for 2006, but CMS will study them further. The implementation of these regulations would adversely impact our financial condition and our operations since our hospital customers will seek to offset their reduced reimbursement through lower rates.

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, or IDTFs, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule. CMS will phase this rate reduction in over two years, so that the reduction will be 25% in 2006, and 50% in 2007. In addition, CMS published final regulations that provide for an overall decrease of 4.4% in the Part B fee schedule for 2006. Accordingly, if these changes take effect, these reductions in Medicare payment for diagnostic imaging services under the Part B fee schedule may have a material adverse effect on our financial condition and results of operations.

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

The following illustrates our payor mix based on revenues for the three months ended September 30, 2005 (unaudited):

Payor	Percent of Total Revenues

Hospitals, physician groups, and other healthcare providers (1)	45%
Managed care and insurance	37%
Medicare/Medicaid	14%
Workers’ compensation	3%
Other, including self-pay patients	1%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of September 30, 2005, our days sales outstanding for trade accounts receivables on a net basis was 53 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of September 30, 2005 is as follows (amounts in thousands):

						120 days
		Current	30 days	60 days	90 days	and older	Total
		(unaudited)

	Hospitals, physicians groups and other healthcare providers	$11,486	$6,944	$925	$474	$583	$20,412
	Managed care and insurance	21,604	9,897	4,988	2,939	12,121	51,549
	Medicare/Medicaid	7,281	2,107	947	776	3,894	15,005
	Workers’ compensation	1,670	1,077	740	506	2,256	6,249
	Other, including self-pay patients	270	170	116	105	133	794
	Trade accounts receivables	42,311	20,195	7,716	4,800	18,987	94,009

Less:	Allowances for contractual adjustments	(13,806)	(5,851)	(3,073)	(262)	(4,767)	(27,759)
	Allowances for professional fees	(5,045)	(2,199)	(1,137)	(703)	(2,561)	(11,645)
	Allowances for doubtful accounts	(332)	(176)	(65)	(1,776)	(6,090)	(8,439)
	Trade accounts receivables, net	$23,128	$11,969	$3,441	$2,059	$5,569	$46,166

Hurricanes Katrina, Rita and Wilma

Although we have no fixed-site centers in the areas directly affected by Hurricanes Katrina, Rita and Wilma, the storms devastated many areas in parts of Louisiana, Mississippi, Florida and other areas of the Gulf Coast.   We were able to relocate our mobile facilities prior to the arrival of these hurricanes. Some of our mobile customers in the region were directly hit by Katrina and Wilma, and, while they are now operational, they still continue in the process of recovery. We expect that their situation will improve over the next six to twelve months and will not have a material adverse effect on our business. We are still assessing the long-term impact of Katrina and Wilma, and currently estimate an initial storm related revenue loss of approximately $200,000 during the period from August 2005 through October 2005.

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

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)

REVENUES:	100.0%	100.00%

COSTS OF OPERATIONS:
Costs of services	61.3	59.9
Provision for doubtful accounts	1.5	2.0
Equipment leases	1.3	0.4
Depreciation and amortization	20.0	20.2
Total costs of operations	84.1	82.5

Gross profit	15.9	17.5

CORPORATE OPERATING EXPENSES	(7.1)	(6.0)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.1	0.5

INTEREST EXPENSE, net	(15.5)	(13.6)

GAIN ON REPURCHASE OF NOTES PAYABLE	3.9	—

Loss before income taxes	(1.7)	(1.6)

PROVISION (BENEFIT) FOR INCOME TAXES	1.4	(0.6)

Net loss	(3.1)%	(1.0)%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)

Fixed operations	$48,732	$50,798
Mobile operations	29,976	30,056
Total	$78,708	$80,854

Three Months Ended September 30, 2005 and 2004

Revenues:  Revenues decreased approximately 2.7% from approximately $80.9 million for the three months ended September 30, 2004, to approximately $78.7 million for the three months ended September 30, 2005.  This decrease was due to a decrease in revenues from our fixed operations (approximately $2.1 million) and a decrease in revenues from our mobile operations (approximately $0.1 million).  Revenues from our fixed and mobile operations represented approximately 62% and 38%, respectively, of our total revenues for the three months ended September 30, 2005.

Revenues from our fixed operations decreased approximately 4.1% from approximately $50.8 million for the three months ended September 30, 2004, to approximately $48.7 million for the three months ended September 30, 2005.  This decrease was due primarily to a loss of revenues from the centers we sold, deconsolidated or closed during fiscal 2006 and 2005 (approximately $2.6 million), partially offset by an increase in revenues from our existing fixed-site centers (approximately $0.5 million).

Revenues from our mobile operations decreased approximately 0.3% from approximately $30.1 million for the three months ended September 30, 2004, to approximately $30.0 million for the three months ended September 30, 2005.  The decrease in revenues was a result of a decrease in our lithotripsy and other revenues, partially offset by higher MRI, PET and PET/CT revenues.  The increase in our MRI revenues was due to an increase in the number of MRI facilities in service.  The increase in PET and PET/CT revenues was due to an increase in our average revenue per day.

Approximately 56% of our total revenues for the three months ended September 30, 2005 were generated from patient services revenues.  Patient services revenues for the fixed division and mobile division represented approximately 99% and 1%, respectively, of total patient services revenues for the three months ended September 30, 2005.  Approximately 44% of our total revenues for the three months ended September 30, 2005 were generated from contract services revenues.  Contract services revenues for the fixed and mobile operations represented approximately 14% and 86%, respectively, of total contract services revenues for the three months ended September 30, 2005.

Costs of Operations:  Costs of operations decreased approximately 0.7% from approximately $66.7 million for the three months ended September 30, 2004, to approximately $66.2 million for the three months ended September 30, 2005.  This decrease was due primarily to (1) decreased costs in our fixed operations (approximately $1.4 million) and (2) decreased costs at our billing and other operations (approximately $0.3 million), partially offset by an increase in costs at our mobile operations (approximately $1.2 million).

Costs of operations at our fixed operations decreased approximately 3.7% from approximately $37.9 million for the three months ended September 30, 2004, to approximately $36.5 million for the three months ended September 30, 2005.  This decrease was due primarily to (1) decreased costs from the centers we sold, deconsolidated or closed in fiscal 2006 and 2005 (approximately $2.3 million) and (2) a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million), partially offset by an increase in costs at our existing fixed-site centers (approximately $1.2 million). The increase at our existing fixed-site centers was primarily due to an increase in salaries and benefits.

Costs of operations at our mobile operations increased approximately 5.0% from approximately $23.8 million for the three months ended September 30, 2004, to approximately $25.0 million for the three months ended September 30, 2005.  The increase was due to costs at our existing mobile facilities, which was primarily caused by (1) an increase in equipment lease costs, which includes three new PET/CT facilities (approximately $0.9 million); (2) higher salaries and benefits, particularly technologists (approximately $0.3 million); and an increase in vehicle costs (approximately $0.2 million). Our PET and PET/CT facilities, which have higher (1) medical supply costs relating to the use of radiopharmaceuticals; (2) technologist salaries relating to the shortage of PET technologists and the increase in the number of technologists needed to operate PET/CT facilities; and (3) vehicle operation costs because PET and PET/CT facilities are moved more frequently, accounted for approximately $0.6 million of the increase in costs for our mobile operations.  We believe that these higher costs will continue as we add additional PET/CT facilities.

Corporate Operating Expenses:  Corporate operating expenses increased approximately 14.3% from approximately $4.9 million for the three months ended September 30, 2004, to approximately $5.6 million for the three months ended September 30, 2005.  The increase was due primarily to (1) higher salaries and benefits (approximately $0.5 million); (2) costs incurred as a result of a national sales meeting in September 2005 (approximately $0.6 million); and (3) higher consulting costs (approximately $0.2 million), partially offset by a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.8 million).

Interest Expense, net:  Interest expense, net increased approximately 10.9% from approximately $11.0 million for the three months ended September 30, 2004, to approximately $12.2 million for the three months ended September 30, 2005.  The increase was due primarily to an increase in the interest rate on our variable rate indebtedness, partially offset by a reduction due to principal payments on notes payable and capital lease obligations.

Gain on Repurchase of Notes Payable:  In September 2005, we realized a net gain of $3.1 million in connection with our repurchase of approximately $55.5 million of our unsecured senior subordinated notes due 2011.

Provision (Benefit) for Income Taxes:  Provision (benefit) for income taxes increased from a benefit of approximately $0.5 million for the three months ended September 30, 2004, to a provision of approximately $1.1 million for the three months ended September 30, 2005. As a result of our pre-tax loss for the three months ended September 30, 2005, year ended June 30, 2005 and anticipated future tax losses, we currently have a valuation allowance due to the uncertainty of future realization of net operating loss carryforwards and other assets. In determining the net asset subject to a valuation allowance, we exclude a deferred tax liability related to an asset with an indefinite useful life that is not expected to reverse in the foreseeable future. This resulted in a net deferred tax liability of approximately $16.3 million after application of the valuation allowance. As a result, we recorded a $1.1 million tax provision during the three months ended September 30, 2005 to increase our net deferred tax liability to $16.3 million. This valuation allowance does not affect our cash flows or the timing of income taxes payable in the future.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital expenditure requirements from net cash provided by operating activities, capital and operating leases and our credit facility.  We will fund future working capital and capital expenditure requirements from net cash provided by operating activities, capital and operating leases, and, to the extent necessary, our amended revolving credit facility.

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

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to the senior secured floating rate notes and our 9.875% unsecured senior subordinated notes;

•                  capital expenditures;

•                  working capital requirements to support business growth; and

•                  potential acquisitions.

There are no scheduled principal repayments on our senior secured floating rate notes and our unsecured senior subordinated notes until 2011.

Cash and cash equivalents as of September 30, 2005 were approximately $27.4 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of our cash flows is as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)
Net cash provided by operating activities	$10,024	$20,822
Net cash used in investing activities	(7,452)	(8,027)
Net cash provided by (used in) financing activities	3,979	(1,930)

Net cash provided by operating activities was approximately $10.0 million for the three months ended September 30, 2005 and resulted primarily from (1) net loss before depreciation, amortization and deferred taxes;  (2) a decrease in other current assets (approximately $1.3 million); and (3) a decrease in trade accounts receivables, net (approximately $0.3 million), partially offset by (1) a decrease in accounts payable and accrued expenses (approximately $2.9 million) and (2) a net gain on repurchase of a portion of aggregate principal amount of our unsecured senior subordinated notes (approximately $3.1 million). The decrease in other current assets is primarily due to amortization of insurance premiums. The decrease in accounts payable and accrued expenses is primarily due to interest payments on our unsecured senior subordinated notes.

Net cash used in investing activities was approximately $7.5 million for the three months ended September 30, 2005. Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $13.9 million), offset by cash proceeds from our net sale of short-term investments (approximately $5.0 million).

Net cash provided by financing activities was approximately $4.0 million for the three months ended September 30, 2005.  Cash provided by financing activities resulted primarily from the proceeds received from the issuance of $300 million aggregate principal amount of senior secured floating rate notes (approximately $298.5 million), partially offset by the use of these proceeds to (1) pay in full the outstanding borrowings under our existing credit facility (approximately $237.6 million); (2) repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes (approximately $50.0 million); and (3) pay certain related fees and expenses in connection with these transactions (approximately $5.7 million).

The following table sets forth our earnings before interest, taxes, depreciation and amortization excluding the gain on repurchase of notes payable, or Adjusted EBITDA, for the three months ended September 30, 2005 and 2004. Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.  While Adjusted EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2005	2004
	(unaudited)

Net cash provided by operating activities	$10,024	$20,822
Provision (benefit) for income taxes	1,100	(524)
Interest expense, net	12,166	10,964
Net change in operating assets and liabilities	1,277	(5,260)
Net change in deferred income taxes	(1,050)	—

Adjusted EBITDA	$23,517	$26,002

Adjusted EBITDA decreased approximately 9.6% from approximately $26.0 million for the three months ended September 30, 2004, to approximately $23.5 million for the three months ended September 30, 2005.  This decrease was due primarily to (1) a decrease in Adjusted EBITDA from our mobile operations (approximately $1.6 million); (2) an increase in corporate operating expenses (approximately $0.7 million); and (3) a decrease in Adjusted EBITDA from our fixed operations (approximately $0.4 million).

Adjusted EBITDA from our fixed operations decreased approximately 2.0% from approximately $19.6 million for the three months ended September 30, 2004, to approximately $19.2 million for the three months ended September 30, 2005.  This decrease was due primarily to (1) a decrease at our existing fixed-site centers (approximately $0.4 million) and (2) the elimination of Adjusted EBITDA at the fixed site centers we sold or closed during fiscal 2006 and 2005 (approximately $0.3 million), partially offset by a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million).

Adjusted EBITDA from our mobile operations decreased approximately 11.3% from approximately $14.1 million for the three months ended September 30, 2004, to approximately $12.5 million for the three months ended September 30, 2005.  This decrease was primarily due to the increase in costs discussed above.

Capital Expenditures:  As of September 30, 2005, we have committed to capital expenditures of approximately $3.6 million, which includes the purchase of one diagnostic imaging system in the amount of $2.1 million.  We expect to use either internally generated funds or leases to finance the purchase of such capital expenditures.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our business strategy.

Senior Secured Notes, Credit Facility and Unsecured Senior Subordinated Notes:  In September 2005, through InSight, we issued $300 million aggregate principal amount of senior secured floating rate notes due 2011 (Floating Rate Notes).  We used the proceeds from this issuance to repay all borrowings under our credit facility with Bank of America, N.A. and a syndicate of other lenders, discussed below, repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes, discussed below, and pay certain related fees and expenses.  The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% payable quarterly beginning on February 1, 2006.  The Floating Rates Notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their real property, accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the Floating Rate Notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.  The Floating Rate Notes are redeemable at our option, in whole or in part, on or after November 1, 2006. On October 28, 2005, we filed a registration statement on Form S-4 to register the Floating Rate Notes with the SEC. The registration statement is not yet effective.

Concurrently with the issuance of the Floating Rate Notes and repayment of all outstanding borrowings under the credit facility, we amended and restated our credit facility to reduce and modify the $50.0 million revolving credit facility to a $30.0 million asset-based revolving credit facility.  As of September 30, 2005 and October 31, 2005, there were no borrowings under the amended revolving credit facility.  As of September 30, 2005 and October 31, 2005, there was a letter of credit of approximately $1.8 million outstanding under the amended revolving credit facility.  Borrowings under the amended revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the amended revolving credit facility.  All obligations under the amended revolving credit facility are secured, subject to certain exceptions, by a first priority security interest in all of InSight’s, the co-borrowers’ and the guarantors’: (i) accounts; (ii)  instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies now or at any time or times hereafter in the possession or under the control of the lenders under the amended revolving credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts identified as of the closing date and all future deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. The security interest purported to be created in respect of deposit accounts, as described above, is subject to any restrictions imposed by applicable law.

In addition to the indebtedness under the Floating Rate Notes, through InSight, we have outstanding $194.5 million of 9.875% unsecured senior subordinated notes (Fixed Rate Notes).  The Fixed Rate Notes mature in November

2011, with interest payable semi-annually and are redeemable at our option, in whole or in part, on or after November 1, 2006.

The agreements governing our amended revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowing, capital expenditures, asset sales, dividend payments and certain other covenants.  As of September 30, 2005, we were in compliance with these agreements.  The agreements governing our amended revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

NEW PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  We will be required to implement SFAS 154 at the beginning of fiscal 2007.  We do not expect the adoption of SFAS 154 to have a material impact on our financial condition and results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies.  A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which is included in our Annual Report on Form 10-K for the period ended June 30, 2005 filed with the SEC on September 22, 2005.

RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial health.

As of September 30, 2005, we had total indebtedness of approximately $506.4 million. Our substantial indebtedness could have important consequences to us. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our senior secured notes, our unsecured senior subordinated notes and our amended credit facility;

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

Our operations may be restricted by the terms of our debt, which could adversely affect us and increase our credit risk.

The agreements governing our Floating Rate Notes, Fixed Rate Notes and amended revolving credit facility include a number of significant restrictive covenants.  These covenants could adversely affect us, and adversely affect investors, by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants will, among other things, restrict our ability to:

•                  incur more debt;

•                  create liens;

•                  pay dividends and make distributions or repurchase stock;

•                  make investments;

•                  merge or consolidate or transfer or sell assets; and

•                  engage in transactions with affiliates.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our debt instruments, the lenders may be able to elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.  Substantially all of our assets, other than those assets consisting of accounts receivables and related assets or cash accounts related to receivables, which are secured by our amended revolving credit facility, and a portion of our stock and the stock of our subsidiaries and our real estate, are subject to the liens in favor of the holders of our Floating Rate Notes. This may further limit our flexibility in obtaining secured or unsecured financing in the future.

We may be unable to service our debt, including the Floating Rate Notes and Fixed Rate Notes.

Our ability to make scheduled payments on or to refinance our obligations with respect to our debt will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs.

If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of September 30, 2005 of approximately $165.4 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of September 30, 2005 of approximately $314.1 million.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates.  At September 30, 2005, approximately 59.1% of our debt was variable rate debt. Increases in interest rates would also impact the refinancing of our fixed rate debt.  If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for diagnostic imaging and therapeutic services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For the three months ended September 30, 2005, we derived approximately 56% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 44% of our revenues generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

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

Under Medicare’s OPPS a hospital is paid for outpatient services on a rate per service basis that varies according to the APC to which the service is assigned rather than on a hospital’s costs. OPPS was implemented on August 1, 2000 and due to the anticipated adverse economic effect on hospitals, Congress provided for outlier payments for especially costly cases, as well as transitional payments for new technologies and innovative medical devices, drugs and biologics. While most of the transitional payments expired in 2003, CMS continues to make payments for new technology until sufficient data is collected to assign the new technology to an APC. Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology. The overall effect of OPPS has been to decrease reimbursement rates from those paid under the prior cost-based system.

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

In August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day.  Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2005, CMS announced that these proposed regulations would not be finalized for 2006, but CMS will study them further. The implementation of these regulations would adversely impact our financial condition and our results of operations since our hospital customers will seek to offset their reduced reimbursement through lower rates with us.

Services provided in non-hospital based freestanding facilities, including IDTFs, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule. CMS will phase this rate reduction in over two years, so that the reduction will be 25% in 2006, and 50% in 2007. In addition, CMS published final regulations that provide for an overall decrease of 4.4% in the Part B fee schedule for 2006. Accordingly, if these changes take effect, these reductions in Medicare payment for diagnostic imaging services under the Part B fee schedule may have a material adverse effect on our financial condition and results of operations.

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

Our financial results depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms.  A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 79% for the three months ended September 30, 2005.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused, and may continue to cause hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  We expect that some high volume customer accounts will continue to elect not to renew their agreements with us and instead purchase or lease their own diagnostic imaging equipment.  This would adversely affect our business, financial operation and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our business, financial condition and results of operations.

We have experienced, and will continue to experience, competition from hospitals, physician groups, other diagnostic imaging companies and this competition could adversely affect our revenues and our business.

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

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might (1) make our existing systems technologically or economically obsolete, or (2) reduce the need for our systems.   MRI and other diagnostic imaging systems are currently manufactured by numerous companies.   Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of our systems may be accelerated.  Other than ultra-high field MRI systems and PET/CT or “fusion” scanners, we are aware of no imminent substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.   In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base.  In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves.  As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

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

As part of our business strategy, we have pursued, and may continue to pursue, selective acquisitions and arrangements through partnerships and joint ventures with hospitals and other healthcare providers.  Our acquisition and joint venture strategies require substantial capital which may exceed the funds available to us from internally generated funds and available financing arrangements.  We may not be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to us, if at all.

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

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of September 30, 2005, a 1% change in interest rates on our $299.2 million of floating rate debt would affect annual future earnings and cash flows by approximately $3.0 million.  The weighted-average interest rate on our floating debt as of September 30, 2005 was approximately 9.17%.

We also have outstanding $194.5 million of Fixed Rate Notes, which mature in November 2011 and bear interest at 9.875%, payable semi-annually.  The fair value of our Fixed Rate Notes as of September 30, 2005 was approximately $157.5 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2005, stockholders holding a majority of our common stock, acting pursuant to a written consent, approved the reservation of an additional 219,286 shares of our common stock for issuance pursuant to stock option agreements.

ITEM 6.  EXHIBITS

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

Date: November 4, 2005

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

	By:	/s/ Bret W. Jorgensen
Bret W. Jorgensen
President and Chief Executive
Officer and Director
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