Form 10-Q
period 2005-12-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2006-02-02
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes                            ☐                                    No                                ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐     Accelerated filer     ☐     Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                            ☐                                    No                                ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,468,814 shares of common stock as of January 31, 2006.

The number of pages in this Form 10-Q is 48.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005 (unaudited)

Condensed Consolidated Statements of Operations for the six months ended December 31, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 (unaudited)

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS

ITEM 6.	EXHIBITS

SIGNATURES

EXHIBIT INDEX

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	December 31,	June 30,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,151	$20,839
Trade accounts receivables, net	44,738	46,450
Short-term investments	—	5,000
Other current assets	9,916	7,970
Total current assets	85,805	80,259

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $203,688 and $176,784, respectively	199,741	209,461

INVESTMENTS IN PARTNERSHIPS	3,583	3,513
OTHER ASSETS	18,426	16,301
OTHER INTANGIBLE ASSETS, net	34,672	36,459
GOODWILL	278,020	278,530
	$620,247	$624,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$216	$2,795
Current portion of capital lease obligations	5,191	4,927
Accounts payable and other accrued expenses	38,884	36,469
Total current liabilities	44,291	44,191

LONG-TERM LIABILITIES:
Notes payable, less current portion	493,440	485,531
Capital lease obligations, less current portion	6,291	8,315
Other long-term liabilities	3,443	3,538
Deferred income taxes	17,324	15,224
Total long-term liabilities	520,498	512,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at December 31, 2005 and June 30, 2005	5	5
Additional paid-in capital	87,081	87,081
Accumulated deficit	(31,628)	(19,362)
Total stockholders’ equity	55,458	67,724
	$620,247	$624,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2005	2004
REVENUES:
Contract services	$67,419	$67,732
Patient services	86,928	91,237
Total revenues	154,347	158,969

COSTS OF OPERATIONS:
Costs of services	97,013	95,636
Provision for doubtful accounts	2,468	3,077
Equipment leases	1,681	728
Depreciation and amortization	31,389	32,760
Total costs of operations	132,551	132,201

Gross profit	21,796	26,768

CORPORATE OPERATING EXPENSES	(10,776)	(8,963)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,628	1,204

INTEREST EXPENSE, net	(24,790)	(22,209)

GAIN ON REPURCHASE OF NOTES PAYABLE	3,076	—

LOSS ON DISSOLUTION OF PARTNERSHIP	(1,000)	—

Loss before provision (benefit) for income taxes	(10,066)	(3,200)

PROVISION (BENEFIT) FOR INCOME TAXES	2,200	(1,280)

Net loss	$(12,266)	$(1,920)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Three Months Ended
	December 31,
	2005	2004
REVENUES:
Contract services	$33,042	$34,164
Patient services	42,597	43,951
Total revenues	75,639	78,115

COSTS OF OPERATIONS:
Costs of services	48,747	47,178
Provision for doubtful accounts	1,285	1,471
Equipment leases	659	395
Depreciation and amortization	15,615	16,412
Total costs of operations	66,306	65,456

Gross profit	9,333	12,659

CORPORATE OPERATING EXPENSES	(5,223)	(4,108)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	795	804

INTEREST EXPENSE, net	(12,624)	(11,245)

LOSS ON DISSOLUTION OF PARTNERSHIP	(1,000)	—

Loss before provision (benefit) for income taxes	(8,719)	(1,890)

PROVISION (BENEFIT) FOR INCOME TAXES	1,100	(756)

Net loss	$(9,819)	$(1,134)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(12,266)	$(1,920)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,389	32,760
Amortization of bond discount	47	—
Gain on repurchase of notes payable	(3,076)	—
Loss on dissolution of partnership	1,000	—
Deferred income taxes	2,100	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	1,712	3,701
Other current assets	(1,946)	(3,749)
Accounts payable and other accrued expenses	2,415	1,083
Net cash provided by operating activities	21,375	31,875

INVESTING ACTIVITIES:
Additions to property and equipment	(19,079)	(16,178)
Sale of short-term investments	5,000	—
Other	1,315	(1,227)
Net cash used in investing activities	(12,764)	(17,405)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(290,164)	(13,901)
Proceeds from issuance of notes payable	298,500	—
Payments made in connection with refinancing of notes payable	(6,635)	—
Other	—	(86)
Net cash provided by (used in) financing activities	1,701	(13,987)

INCREASE IN CASH AND CASH EQUIVALENTS	10,312	483
Cash, beginning of period	20,839	30,412
Cash, end of period	$31,151	$30,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$16,474	$20,825
Income taxes paid	83	276
Equipment additions under capital leases	737	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this quarterly report on Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.  All references to “InSight” in this Form 10-Q mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation.  Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 92 mobile magnetic resonance imaging, or MRI, facilities, 13 mobile positron emission tomography, or PET, facilities, eight mobile PET/CT facilities, two mobile lithotripsy facilities, four mobile computed tomography, or CT, facilities, and one mobile catheterization lab (collectively, mobile facilities), and 68 fixed-site MRI centers, 40 multi-modality fixed-site centers, two PET fixed-site centers, and one Leksell Stereotactic Gamma Knife fixed-site treatment center (collectively, fixed-site centers).  At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.  INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the period ended June 30, 2005 filed with the Securities and Exchange Commission, or SEC, on September 22, 2005.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included.  The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

We evaluate the carrying value of goodwill and indefinite-lived acquisition-related intangible assets in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.  In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142. In a business combination, goodwill is allocated to our two reporting units (fixed and mobile), which are the same as our reportable operating segments, based on relative fair value of the assets acquired and liabilities assumed.  In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model or market multiples, as appropriate.  We compare the fair value for the reporting unit to its carrying value.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill.

A reconciliation of goodwill for the six months ended December 31, 2005 is as follows (amounts in thousands):

	Mobile		Fixed		Consolidated
			(unaudited)
Goodwill, June 30, 2005	$104,264		$174,266		$278,530
Adjustments to goodwill	(1,000	)(1)	490	(2)	(510)
Goodwill, December 31, 2005	$103,264		$174,756		$278,020

(1)  In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut.  In connection with this dissolution, we recorded a $1.0 million reduction in associated goodwill.

(2)  In October 2005, we purchased the remaining ownership interest in a joint venture in Buffalo, New York.  In connection with this purchase, we recorded a $0.5 million increase in goodwill.

We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  As of December 31, 2005, we do not believe any impairment of goodwill or other intangible assets has occurred.

A reconciliation of other intangible assets is as follows (amounts in thousands):

	December 31, 2005		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,410	$2,981	$24,410	$2,656
Wholesale contracts	15,380	10,817	15,380	9,355
	39,790	13,798	39,790	12,011

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$48,470	$13,798	$48,470	$12,011

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5-7 years

Amortization of intangible assets was approximately $1.8 million and $1.9 million for the six months ended December 31, 2005 and 2004, respectively.

5.  NOTES PAYABLE

In September 2005, through InSight, we issued $300 million aggregate principal amount of senior secured floating rate notes, or Floating Rate Notes.  The proceeds from the issuance of the Floating Rate Notes were used to (1) repay all borrowings under our credit facility with Bank of America, N.A. and a syndicate of other lenders (approximately $237.6 million); (2) repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes, or Fixed Rate Notes, in privately negotiated transactions (discussed below); and (3) pay certain related fees and expenses (approximately $6.6 million).  This transaction is considered a debt modification under accounting principles generally accepted in the United States.  The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly beginning on February 1, 2006.  The Floating Rate Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.  In January 2006, we exchanged the Floating Rates Notes that were originally issued in September 2005, for a like principal amount of Floating Rate Notes that had been registered with the SEC.

Concurrently with the issuance of the Floating Rate Notes and repayment of all outstanding borrowings under our credit facility, we amended and restated our credit facility to reduce and modify the $50.0 million revolving credit facility to a $30.0 million asset-based revolving credit facility.  As of December 31, 2005, there were no borrowings under the amended revolving credit facility.  As of December 31, 2005, there were letters of credit of approximately $2.0 million outstanding under our amended revolving credit facility.  Borrowings under the amended revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the amended revolving credit facility.

Through InSight, we also have outstanding $194.5 million in Fixed Rate Notes (after giving effect to the $55.5 million repurchase discussed above).  In connection with the $55.5 million repurchase, we realized a gain of approximately $3.1 million, net of a write off of deferred financing costs of approximately $2.5 million.  The Fixed Rate Notes mature in November 2011 and bear interest at 9.875% per annum, payable semi-annually.  The Fixed Rate Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.

In January 2006, we entered into an interest rate cap agreement.  The agreement is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.

The agreements governing our amended revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain limitations on additional borrowings, capital expenditures, asset sales, dividend payments and certain other covenants.  As of December 31, 2005, we were in compliance with those agreements.  The agreements governing our amended revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

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

		Six Months Ended		Three Months Ended
		December 31,		December 31,
		2005	2004	2005	2004
		(unaudited)		(unaudited)
Net loss:	As reported	$(12,266)	$(1,920)	$(9,819)	$(1,134)
	Expense	(145)	(134)	(74)	(68)
	Pro-forma	$(12,411)	$(2,054)	$(9,893)	$(1,202)

Options for 338,326 shares were granted during the six months ended December 31, 2005.  The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

Expected term (years)	10
Volatility	0%
Annual dividend per share	$0
Risk-free interest rate	4.13%
Weighted-average fair value of options granted	$6.65

7.  SEGMENT INFORMATION

We have two reportable segments:  mobile operations and fixed operations, which are business units defined primarily by the type of service provided.  Mobile operations consist primarily of mobile facilities while fixed operations consist primarily of fixed-site centers, although each segment generates both contract services and patient services revenues.  We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments.  We also do not allocate income taxes to the two segments.  We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Six months ended December 31, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$57,457	$9,962	$—	$67,419
Patient services revenues	723	86,205	—	86,928
Total revenues	58,180	96,167	—	154,347
Depreciation and amortization	14,866	12,143	4,380	31,389
Total costs of operations	48,779	74,749	9,023	132,551
Corporate operating expenses	—	—	(10,776)	(10,776)
Equity in earnings of unconsolidated partnerships	—	1,628	—	1,628
Interest expense, net	(3,286)	(3,052)	(18,452)	(24,790)
Gain on repurchase of notes payable	—	—	3,076	3,076
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Income (loss) before income taxes	5,115	19,994	(35,175)	(10,066)

Additions to property and equipment	11,331	6,157	1,591	19,079

Six months ended December 31, 2004:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$59,846	$7,886	$—	$67,732
Patient services revenues	674	90,563	—	91,237
Total revenues	60,520	98,449	—	158,969
Depreciation and amortization	15,693	12,512	4,555	32,760
Total costs of operations	47,974	74,136	10,091	132,201
Corporate operating expenses	—	—	(8,963)	(8,963)
Equity in earnings of unconsolidated partnerships	—	1,204	—	1,204
Interest expense, net	(4,781)	(3,456)	(13,972)	(22,209)
Income (loss) before income taxes	7,765	22,061	(33,026)	(3,200)

Additions to property and equipment	5,953	9,403	822	16,178

Three months ended December 31, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$27,906	$5,136	$—	$33,042
Patient services revenues	298	42,299	—	42,597
Total revenues	28,204	47,435	—	75,639
Depreciation and amortization	7,319	6,041	2,255	15,615
Total costs of operations	23,803	38,243	4,260	66,306
Corporate operating expenses	—	—	(5,223)	(5,223)
Equity in earnings of unconsolidated partnerships	—	795	—	795
Interest expense, net	(1,581)	(1,471)	(9,572)	(12,624)
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Income (loss) before income taxes	1,820	8,516	(19,055)	(8,719)

Additions to property and equipment	3,169	1,223	802	5,194

Three months ended December 31, 2004:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$30,186	$3,978	$—	$34,164
Patient services revenues	278	43,673	—	43,951
Total revenues	30,464	47,651	—	78,115
Depreciation and amortization	7,878	6,240	2,294	16,412
Total costs of operations	24,214	36,222	5,020	65,456
Corporate operating expenses	—	—	(4,108)	(4,108)
Equity in earnings of unconsolidated partnerships	—	804	—	804
Interest expense, net	(2,307)	(1,721)	(7,217)	(11,245)
Income (loss) before income taxes	3,943	10,512	(16,345)	(1,890)

Additions to property and equipment	2,989	4,899	161	8,049

8.  NEW PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05) which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  We are required to adopt the provisions of this consensus for all existing limited partnerships effective January 1, 2006.  We are currently evaluating the impact that EITF 04-05 will have on our consolidated financial statements.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

DECEMBER 31, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$28,933	$2,218	$—	$31,151
Trade accounts receivables, net	—	—	38,325	6,413	—	44,738
Other current assets	—	—	9,306	610	—	9,916
Intercompany accounts receivable	87,086	496,331	15,522	—	(598,939)	—
Total current assets	87,086	496,331	92,086	9,241	(598,939)	85,805
Property and equipment, net	—	—	182,752	16,989	—	199,741
Investments in partnerships	—	—	3,583	—	—	3,583
Investments in consolidated subsidiaries	(31,628)	(34,704)	7,511	—	58,821	—
Other assets	—	—	18,407	19	—	18,426
Goodwill and other intangible assets, net	—	—	308,189	4,503	—	312,692
	$55,458	$461,627	$612,528	$30,752	$(540,118)	$620,247

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,830	$577	$—	$5,407
Accounts payable and other accrued expenses	—	—	37,147	1,737	—	38,884
Intercompany accounts payable	—	—	583,417	15,522	(598,939)	—
Total current liabilities	—	—	625,394	17,836	(598,939)	44,291
Notes payable and capital lease obligations, less current portion	—	493,047	5,058	1,626	—	499,731
Other long-term liabilities	—	208	16,780	3,779	—	20,767
Stockholders’ equity	55,458	(31,628)	(34,704)	7,511	58,821	55,458
	$55,458	$461,627	$612,528	$30,752	$(540,118)	$620,247

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$135,625	$18,722	$—	$154,347
Costs of operations	—	—	115,454	17,097	—	132,551
Gross profit	—	—	20,171	1,625	—	21,796

Corporate operating expenses	—	—	(10,776)	—	—	(10,776)

Equity in earnings of unconsolidated partnerships	—	—	1,628	—	—	1,628

Interest expense, net	—	—	(24,259)	(531)	—	(24,790)

Gain on repurchase of notes payable	—	3,076	—	—	—	3,076

Loss on dissolution of partnership	—	—	(1,000)	—	—	(1,000)
Income (loss) before income taxes	—	3,076	(14,236)	1,094	—	(10,066)

Provision for income taxes	—	—	2,200	—	—	2,200
Income (loss) before equity in income of consolidated subsidiaries	—	3,076	(16,436)	1,094	—	(12,266)

Equity in income of consolidated subsidiaries	(12,266)	(15,342)	1,094	—	26,514	—
Net (loss) income	$(12,266)	$(12,266)	$(15,342)	$1,094	$26,514	$(12,266)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$137,220	$21,749	$—	$158,969
Costs of operations	—	—	113,093	19,108	—	132,201
Gross profit	—	—	24,127	2,641	—	26,768

Corporate operating expenses	—	—	(8,963)	—	—	(8,963)

Equity in earnings of unconsolidated partnerships	—	—	1,204	—	—	1,204

Interest expense, net	—	—	(21,530)	(679)	—	(22,209)
(Loss) income before income taxes	—	—	(5,162)	1,962	—	(3,200)

Benefit for income taxes	—	—	(1,280)	—	—	(1,280)
(Loss) income before equity in income of consolidated subsidiaries	—	—	(3,882)	1,962	—	(1,920)

Equity in income of consolidated subsidiaries	(1,920)	(1,920)	1,962	—	1,878	—
Net (loss) income	$(1,920)	$(1,920)	$(1,920)	$1,962	$1,878	$(1,920)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$66,703	$8,936	$—	$75,639
Costs of operations	—	—	57,976	8,330	—	66,306
Gross profit	—	—	8,727	606	—	9,333

Corporate operating expenses	—	—	(5,223)	—	—	(5,223)

Equity in earnings of unconsolidated partnerships	—	—	795	—	—	795

Interest expense, net	—	—	(12,380)	(244)	—	(12,624)

Loss on dissolution of partnership	—	—	(1,000)	—	—	(1,000)
(Loss) income before income taxes	—	—	(9,081)	362	—	(8,719)

Provision for income taxes	—	—	1,100	—	—	1,100
Income (loss) before equity in income of consolidated subsidiaries	—	—	(10,181)	362	—	(9,819)

Equity in income of consolidated subsidiaries	(9,819)	(9,819)	362	—	19,276	—
Net (loss) income	$(9,819)	$(9,819)	$(9,819)	$362	$19,276	$(9,819)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$68,463	$9,652	$—	$78,115
Costs of operations	—	—	56,827	8,629	—	65,456
Gross profit	—	—	11,636	1,023	—	12,659

Corporate operating expenses	—	—	(4,108)	—	—	(4,108)

Equity in earnings of unconsolidated partnerships	—	—	804	—	—	804

Interest expense, net	—	—	(10,894)	(351)	—	(11,245)
(Loss) income before income taxes	—	—	(2,562)	672	—	(1,890)

Benefit for income taxes	—	—	(756)	—	—	(756)
(Loss) income before equity in income of consolidated subsidiaries	—	—	(1,806)	672	—	(1,134)

Equity in income of consolidated subsidiaries	(1,134)	(1,134)	672	—	1,596	—
Net (loss) income	$(1,134)	$(1,134)	$(1,134)	$672	$1,596	$(1,134)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(12,266)	$(12,266)	$(15,342)	$1,094	$26,514	$(12,266)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—		28,807	2,582	—	31,389
Amortization of bond discount	—	47	—	—	—	47
Gain on repurchase of notes payable	—	(3,076)	—	—	—	(3,076)
Loss on dissolution of partnership	—	—	1,000	—	—	1,000
Deferred income taxes	—		2,100	—	—	2,100
Equity in income of consolidated subsidiaries	12,266	15,342	(1,094)	—	(26,514)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,946	(234)	—	1,712
Intercompany receivables, net	—	(4,354)	7,997	(3,643)	—	—
Other current assets	—	—	(1,819)	(127)	—	(1,946)
Accounts payable and other accrued expenses	—	—	2,232	183	—	2,415
Net cash provided by (used in) operating activities	—	(4,307)	25,827	(145)	—	21,375

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(18,672)	(407)	—	(19,079)
Sale of short-term investments	—	—	5,000	—	—	5,000
Other	—	—	1,131	184	—	1,315
Net cash used in investing activities	—	—	(12,541)	(223)	—	(12,764)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(287,558)	(2,324)	(282)	—	(290,164)
Proceeds from issuance of notes payable	—	298,500	—	—	—	298,500
Payments made in connection with refinancing of notes payable	—	(6,635)	—	—	—	(6,635)
Net cash provided by (used in) financing activities	—	4,307	(2,324)	(282)	—	1,701

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	10,962	(650)	—	10,312
Cash, beginning of period	—	—	17,971	2,868	—	20,839
Cash, end of period	$—	$—	$28,933	$2,218	$—	$31,151

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2004

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(1,920)	$(1,920)	$(1,920)	$1,962	$1,878	$(1,920)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	30,094	2,666	—	32,760
Equity in income of consolidated subsidiaries	1,920	1,920	(1,962)	—	(1,878)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	2,125	1,576	—	3,701
Intercompany receivables, net	—	10,899	(7,313)	(3,586)	—	—
Other current assets	—	—	(3,651)	(98)	—	(3,749)
Accounts payable and other accrued expenses	—	—	1,094	(11)	—	1,083
Net cash provided by operating activities	—	10,899	18,467	2,509	—	31,875

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(15,358)	(820)	—	(16,178)
Other	—	—	1,364	(2,591)	—	(1,227)
Net cash used in investing activities	—	—	(13,994)	(3,411)	—	(17,405)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(10,888)	(2,668)	(345)	—	(13,901)
Other	—	(11)	19	(94)	—	(86)
Net cash used in financing activities	—	(10,899)	(2,649)	(439)	—	(13,987)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	1,824	(1,341)	—	483
Cash, beginning of period	—	—	25,820	4,592	—	30,412
Cash, end of period	$—	$—	$27,644	$3,251	$—	$30,895

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are set forth in this Form 10-Q, including the factors described in the section entitled “Risk Factors,” and the following:

•                  reductions, limitations and delays in reimbursement by third-party payors;

•                  overcapacity and competition in our markets;

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

We are a nationwide provider of diagnostic imaging services through our integrated network of fixed-site centers and mobile facilities which are focused in targeted regions throughout the United States.  Our services include magnetic resonance imaging, or MRI, positron emission tomography, or PET, computed tomography, or CT, and other technologies.  These services are noninvasive techniques that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 70% of our total revenues from MRI services during the six months ended December 31, 2005, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, CT, mammography, bone densitometry, diagnostic ultrasound, lithotripsy and x-ray.   We have developed and continue to develop strong regional networks of diagnostic imaging centers and facilities, enabling us to effectively serve our customers and maximize utilization of our imaging equipment.

As of December 31, 2005, our network consists of 111 fixed-site centers and 120 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers.   Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We have two reportable segments: mobile operations and fixed operations.  Our mobile operations include 24 parked mobile facilities, each of which serves a single customer.  Our fixed operations include four mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 7 to our condensed consolidated financial statements, which are a part of this Form 10-Q.

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

Executive Summary

As described in greater detail below, our business faces many challenges.  Some of these challenges are unique to our business, while other challenges are industry-wide.  Our revenues for the six and three months ended December 31, 2005, decreased by approximately 3.0% and 3.2%, respectively, as compared to the same periods in the prior fiscal year.  However, our costs of operations and corporate operating expenses rose during the same periods.  As a result of the decreases in revenue and increases in costs, for the six and three months ended December 31, 2005, our Adjusted EBITDA decreased approximately 15.1% and 20.5%, respectively, as compared to the same periods in the prior fiscal year (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below).  This decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past several quarters.  We are developing and implementing various revenue enhancing (including increased focus on managed care and sales and marketing programs for fixed-site centers) and cost reduction (billing office consolidation and asset rationalization and redeployment) initiatives; however, reversing the trend will be a significant challenge over the long-term in light of the continued overcapacity in the diagnostic imaging industry and proposed Medicare reimbursement reductions.

As discussed in the subsection entitled “Reimbursement” below, proposed Medicare reimbursement reductions are likely to have a material adverse affect on our business.  These Medicare reimbursement reductions will affect the entire diagnostic imaging industry, and may result in private third-party payors proposing similar reductions.

Dispositions

In December 2005, we dissolved a mobile lithotripsy joint venture in Connecticut.  In August 2005, we closed a center in Lemont, Illinois.  In May 2005, we sold our joint venture interest in a fixed-site center in Valparaiso, Indiana.  In April 2005, we sold a fixed-site center in Overland Park, Kansas.  In March 2005, we sold our joint venture interest in a fixed-site center in Marina Del Rey, California.

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

•                  maximize procedure volume;

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

Revenues from our fixed operations have been and will continue to be driven by the growth in the diagnostic imaging industry discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  overcapacity in the diagnostic imaging industry;

•                  reductions in reimbursement from certain third-party payors including implemented and proposed reductions from Medicare;

•                  attractive financing arrangements by equipment manufacturers which have increased competition in our targeted regions, including by physician owned imaging facilities;

•                  industry-wide increases in salaries and benefits for technologists;

•                  increases in deductibles and co-payment charges to patients;

•                  increases in the preauthorization requirements applicable to diagnostic imaging services by certain managed care organizations and state Medicaid programs; and

•                  reductions in reimbursement as a result of an increase in patient referrals from “third-party gatekeeper organizations.”

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

•                  renew our existing mobile contracts with our mobile customers.

Revenues from our mobile operations have been and will continue to be driven by the growth in the diagnostic imaging industry as discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  competition in our targeted regions from other mobile service providers;

•                  reductions in reimbursement from certain third-party payors including implemented and proposed reductions from Medicare;

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

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005. Although the immediate effect on us of this rate reduction has been minimal, on a long-term basis this will have a negative impact on our PET and PET/CT revenues as more hospital customers (both existing and future) negotiate lower rates with us. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones; however, CMS recently announced that it will reimburse for additional PET procedures, including Alzheimer’s disease and cervical cancer.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and our operations since hospitals will seek to offset such modifications.

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

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, or IDTFs, are paid under the Medicare Part B fee schedule.  In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule. CMS will phase this rate reduction in over two years, so that the reduction will be 25% in 2006, and another 25% in 2007.

The Deficit Reduction Act of 2005, or DRA, was approved by Congress on February 1, 2006, and is expected to be signed into law by President Bush.  The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. If the DRA becomes law, these reductions will become effective on January 1, 2007.  The DRA provides for continuation of the reduction in reimbursement for multiple images on contiguous body parts discussed above, commencing on January 1, 2006.  There are active and ongoing efforts to modify, delay or otherwise mitigate the financial impact of the DRA on radiology services.  We expect these efforts will continue if the DRA is signed into law.

We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our business, financial condition, results of operations and cash flows.  For our fiscal year ended June 30, 2005, Medicare revenues represented approximately $32.0 million, or approximately 10.0% of our total revenues for such period.  If both reimbursement reductions had been in effect during that period, we estimate that our total revenues would have been reduced by approximately $10.0 million, or 3.2% (the relative impact of the contiguous body parts reimbursement reduction and the lower of OPPS or the Medicare Part B fee schedule reimbursement reduction would have been approximately $2.0 million and $8.0 million, respectively).  We would expect to experience comparable reductions in our Medicare revenues in the future when the DRA is implemented, however; because our fiscal year ends June 30, our financial statements will not reflect the full effect of these reductions until our fiscal year ending June 30, 2008.  Our assumptions in reaching the foregoing estimate include the following:

•                  we did not consider our mobile operations (for the fiscal year ended June 30, 2005, approximately 1% of our patient services revenues were from our mobile operations);

•                  we sampled data from October 1, 2004 through September 30, 2005 for the contiguous body parts reimbursement reduction;

•                  we sampled data from January 1, 2005 through December 31, 2005 for the lower of OPPS or the Medicare Part B fee schedule reimbursement reduction;

•                  we analyzed only our consolidated partnerships; and

•                  we assumed that the full 50% contiguous body parts reimbursement reduction was in effect.

It is important to note that the actual payor mix and imaging procedures performed during the fiscal year ended June 30, 2005, was different than during the two sample periods; however, we do not believe that the estimate would have changed materially.  The sample periods were chosen to include the most recent periods of either payments received or procedures performed.  Similarly, our actual payor mix and imaging procedures performed during future periods will be different from the two sample periods.

The foregoing estimates do not include any reductions that would result if third party-payors other than Medicare implement comparable reductions.  Except as noted below, we do not know whether other third-party payors may propose similar reimbursement reductions.  If other third-party payors were to propose such reductions, and such proposals were implemented, it would further negatively affect our business, financial condition, results of operations and cash flows.  We have received notice from a third-party payor in California that it intends to implement the reduction for multiple images on contiguous body parts and additional payors may propose to implement this reduction as well.

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

Managed Care. Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives.  Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels.  However, if Medicare reimbursement is reduced, we believe that managed care organizations may also reduce or otherwise limit reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our business, financial condition and results of operations.  The development and expansion of HMOs, PPOs and other managed care organizations within our targeted regional networks could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

Private Insurance. Private health insurance programs generally have authorized payment for our services on satisfactory terms. However, if Medicare reimbursement is reduced, we believe that private health insurance programs may also reduce or otherwise limit reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our business, financial condition and results of operations. Furthermore, certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and payors are continuing to monitor reimbursement for diagnostic imaging services. A third-party payor announced a requirement of participation, which would require freestanding imaging center providers to be multi-modality and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by a significant number of additional third-party payors would have an adverse impact on our financial condition and our operations.

Revenues

We earn revenues by providing services to patients, hospitals and other healthcare providers.  Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker’s compensation funds (collectively, “payors”).  Patient services revenues also includes balances due from patients, which are primarily collected at the time the procedure is performed.  Our charge for a procedure is comprised of charges for both the technical and professional components of the service.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.  Our billing system does not generate contractual adjustments.  Contractual adjustments are manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. Contractual adjustments are written off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.  We report payments to radiologists on a net basis because (1) InSight is not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection. Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed.  Most third-party payors require preauthorization before an MRI or PET procedure is performed on a patient.

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

The following illustrates our payor mix based on revenues for the six months ended December 31, 2005 (unaudited):

Payor	Percent of Total Revenues

Hospitals, physician groups, and other healthcare providers (1)	45%
Managed care and insurance	37%
Medicare	11%
Medicaid	3%
Workers’ compensation	3%
Other, including self-pay patients	1%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of December 31, 2005, our days sales outstanding for trade accounts receivables on a net basis was 53 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of December 31, 2005 is as follows (amounts in thousands):

						120 days
		Current	30 days	60 days	90 days	and older	Total
		(unaudited)

	Hospitals, physicians groups and other healthcare providers	$11,174	$6,068	$1,523	$657	$281	$19,703
	Managed care and insurance	19,964	10,215	5,267	2,676	12,698	50,820
	Medicare/Medicaid	6,104	2,117	1,260	821	3,746	14,048
	Workers’ compensation	1,494	1,078	717	470	2,422	6,181
	Other, including self-pay patients	189	175	141	81	(31)	555
	Trade accounts receivables	38,925	19,653	8,908	4,705	19,116	91,307

Less:	Allowances for contractual adjustments	(12,598)	(6,171)	(3,443)	(333)	(4,676)	(27,221)
	Allowances for professional fees	(4,435)	(2,030)	(1,087)	(581)	(2,443)	(10,576)
	Allowances for doubtful accounts	(319)	(174)	(50)	(1,643)	(6,586)	(8,772)
	Trade accounts receivables, net	$21,573	$11,278	$4,328	$2,148	$5,411	$44,738

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

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	62.9	60.2	64.5	60.4
Provision for doubtful accounts	1.6	1.9	1.7	1.9
Equipment leases	1.1	0.5	0.9	0.5
Depreciation and amortization	20.3	20.6	20.6	21.0
Total costs of operations	85.9	83.2	87.7	83.8

Gross profit	14.1	16.8	12.3	16.2

CORPORATE OPERATING EXPENSES	(7.0)	(5.6)	(6.9)	(5.3)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.1	0.8	1.1	1.0

INTEREST EXPENSE, net	(16.1)	(14.0)	(16.7)	(14.4)

GAIN ON REPURCHASE OF NOTES PAYABLE	2.0	—	—	—

LOSS ON DISSOLUTION OF PARTNERSHIP	(0.6)	—	(1.3)	—

Loss before income taxes	(6.5)	(2.0)	(11.5)	(2.5)

(BENEFIT) PROVISION FOR INCOME TAXES	1.4	(0.8)	1.5	(1.0)

Net loss	(7.9)%	(1.2)%	(13.0)%	(1.5)%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Fixed operations	$96,167	$98,449	$47,435	$47,651
Mobile operations	58,180	60,520	28,204	30,464
Total	$154,347	$158,969	$75,639	$78,115

Six Months Ended December 2005 and 2004

Revenues:  Revenues decreased approximately 3.0% from approximately $159.0 million for the six months ended December 31, 2004, to approximately $154.3 million for the six months ended December 31, 2005.  This decrease was due to lower revenues from our fixed operations (approximately $2.3 million) and from our mobile operations (approximately $2.3 million).  Revenues from our fixed and mobile operations represented approximately 62% and 38%, respectively, of our total revenues for the six months ended December 31, 2005 and 2004.

Revenues from our fixed operations decreased approximately 2.2% from approximately $98.4 million for the six months ended December 31, 2004, to approximately $96.2 million for the six months ended December 31, 2005.  This decrease was due primarily to a loss of revenues from the centers we sold, deconsolidated or closed during fiscal 2006 and 2005 (approximately $3.3 million), partially offset by higher revenues from our existing fixed-site centers (approximately $1.0 million).

Revenues from our mobile operations decreased approximately 3.8% from approximately $60.5 million for the six months ended December 31, 2004, to approximately $58.2 million for the six months ended December 31, 2005.  This decrease was partially due to the dissolution of the mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $0.5 million) and lower revenues from our existing mobile facilities (approximately $1.8 million).  This decrease was due to lower lithotripsy and MRI revenues, partially offset by an increase in PET and PET/CT revenues.  Our mobile operations revenues were also adversely affected by Hurricanes Katrina, Rita and Wilma (approximately $0.2 million).

Approximately 56% and 57% of our total revenues were generated from patient services revenues for the six months ended December 31, 2005 and 2004, respectively.  Patient services revenues for fixed and mobile operations represented approximately 99% and 1%, respectively, of total patient services revenues for the six months ended December 31, 2005 and 2004.  Approximately 44% and 43% of our total revenues were generated from contract services revenues for the six months ended December 31, 2005 and 2004, respectively.  Contract services revenues for fixed and mobile operations represented approximately 15% and 85%, respectively, of total contract services revenues for the six months ended December 31, 2005.  Contract services revenues for fixed and mobile operations represented approximately 12% and 88%, respectively, of total contract services revenues for the six months ended December 31, 2004.

Costs of Operations:  Costs of operations increased approximately 0.3% from approximately $132.2 million for the six months ended December 31, 2004, to approximately $132.6 million for the six months ended December 31, 2005.  This increase was due primarily to higher costs in our mobile operations (approximately $0.8 million) and in our fixed operations (approximately $0.6 million), partially offset by lower costs at our billing and other operations (approximately $1.1 million).

Costs of operations at our fixed operations increased approximately 0.8% from approximately $74.1 million for the six months ended December 31, 2004, to approximately $74.7 million for the six months ended December 31, 2005.  This increase was due primarily to higher costs at our existing fixed-site centers (approximately $3.8 million), partially offset by (1) the elimination of costs from the centers we sold, deconsolidated or closed in fiscal 2006 and 2005 (approximately $3.0 million) and (2) a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million).  The increase at our existing fixed-site centers was primarily due to higher salaries and benefits related to technologists and to additional field and center management (approximately $2.7 million).

Costs of operations at our mobile operations increased approximately 1.7% from approximately $48.0 million for the six months ended December 31, 2004, to approximately $48.8 million for the six months ended December 31, 2005.  The increase was due to higher costs at our existing mobile facilities, primarily caused by (1) an increase in equipment lease costs, which includes three new PET/CT facilities (approximately $1.0 million) and (2) higher salaries and benefits, travel and entertainment, and vehicle operations costs, offset by reduced bad debt expense related to certain mobile customers (approximately $0.6 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 20.0% from approximately $9.0 million for the six months ended December 31, 2004, to approximately $10.8 million for the six months ended December 31, 2005.  The increase was due primarily to (1) higher salaries and benefits primarily relating to the realignment of field personnel to corporate (approximately $1.2 million); (2) costs incurred as a result of a national sales meeting in September 2005 (approximately $0.7 million); and (3) higher consulting costs related to revenue enhancement initiatives (including increased focus on managed care and sales and marketing programs for fixed-site centers)  (approximately $0.4 million), partially offset by a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.8 million).

Interest Expense, net:  Interest expense, net increased approximately 11.7% from approximately $22.2 million for the six months ended December 31, 2004, to approximately $24.8 million for the six months ended December 31, 2005.  The increase was due primarily to higher interest rates on our variable rate indebtedness, partially offset by lower outstanding debt due to principal payments on capital lease obligations.

Gain on Repurchase of Notes Payable:  In September 2005, we realized a net gain of $3.1 million in connection with our repurchase of approximately $55.5 million of our unsecured senior subordinated notes due 2011.

Loss on Dissolution of Partnership:  In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut.  In connection with this dissolution, we recorded a $1.0 million reduction in associated goodwill.

Provision (Benefit) for Income Taxes:  Provision (benefit) for income taxes increased from a benefit of approximately $1.3 million for the six months ended December 31, 2004, to a provision of approximately $2.2 million for the six months ended December 31, 2005.  As a result of our pre-tax losses for the six months ended December 31, 2005 and fiscal year ended June 30, 2005 and anticipated future tax losses, we currently have a valuation allowance due to the uncertainty of future realization of net operating loss carryforwards and other assets.  In determining the net asset subject to a valuation allowance, we exclude a deferred tax liability related to an asset with an indefinite useful life that is not expected to reverse in the foreseeable future.  As a result, we recorded a $2.2 million tax provision during the six months ended December 31, 2005 to increase our net deferred tax liability to $17.3 million.  This valuation allowance does not affect our cash flows or the timing of income taxes payable in the future.

Three Months Ended December 31, 2005 and 2004

Revenues:  Revenues decreased approximately 3.2% from approximately $78.1 million for the three months ended December 31, 2004, to approximately $75.6 million for the three months ended December 31, 2005.  This decrease was due to lower revenues from our fixed operations (approximately $0.3 million) and from our mobile operations (approximately $2.3 million).  Revenues from our fixed and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the three months ended December 31, 2005.  Revenues from our fixed and mobile operations represented approximately 61% and 39%, respectively, of our total revenues for the three months ended December 31, 2004.

Revenues from our fixed operations decreased approximately 0.6% from approximately $47.7 million for the three months ended December 31, 2004, to approximately $47.4 million for the three months ended December 31, 2005.  This decrease was due primarily to a loss of revenues from the centers we sold or closed during fiscal 2006 and 2005 (approximately $0.7 million), partially offset by higher revenues from our existing fixed-site centers (approximately $0.5 million).

Revenues from our mobile operations decreased approximately 7.5% from approximately $30.5 million for the three months ended December 31, 2004, to approximately $28.2 million for the three months ended December 31, 2005.  This decrease was partially due to the dissolution of the mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $0.4 million) and lower revenues from our existing mobile facilities (approximately $1.9 million).  This decrease was due to lower lithotripsy and MRI revenues, partially offset by higher PET and PET/CT revenues.  Our mobile revenues were also adversely affected by Hurricanes Katrina, Rita and Wilma (approximately $0.1 million).

Approximately 56% of our total revenues for the three months ended December 31, 2005 and 2004 were generated from patient services revenues.  Patient services revenues for fixed and mobile operations represented approximately 99% and 1%, respectively, of total patient services revenues for the three months ended December 31, 2005 and 2004.  Approximately 44% of our total revenues for the three months ended December 31, 2005 and 2004 were generated from contract services revenues.  Contract services revenues for fixed and mobile operations represented approximately 16% and 84%, respectively, of total contract services revenues for the three months ended December 31, 2005.  Contract services revenues for fixed and mobile operations represented approximately 12% and 88%, respectively, of total contract services revenues for the three months ended December 31, 2004.

Costs of Operations:  Costs of operations increased approximately 1.2% from approximately $65.5 million for the three months ended December 31, 2004, to approximately $66.3 million for the three months ended December 31, 2005.  This increase was due primarily to higher costs at our fixed operations (approximately $2.0 million), partially offset by lower costs at our mobile operations (approximately $0.4 million) and lower costs at our billing and other operations (approximately $0.8 million).

Costs of operations at our fixed operations increased approximately 5.5% from approximately $36.2 million for the three months ended December 31, 2004, to approximately $38.2 million for the three months ended December 31, 2005.  This increase was due primarily to higher costs at our existing fixed-site centers (approximately $2.7 million), partially offset by the elimination of costs from the centers we sold or closed in fiscal 2006 and 2005 (approximately $0.7 million).  The increase in costs at our existing fixed-site centers was primarily due to higher salaries and benefits related to additional field and center management (approximately $1.5 million).

Costs of operations at our mobile operations decreased approximately 1.7% from approximately $24.2 million for the three months ended December 31, 2004, to approximately $23.8 million for the three months ended December 31, 2005.  The decrease was due primarily to a reduction in costs from the dissolution of a mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $0.5 million), partially offset by higher costs at our existing mobile facilities (approximately $0.1 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 26.8% from approximately $4.1 million for the three months ended December 31, 2005, to approximately $5.2 million for the three months ended December 31, 2005.  The increase was due primarily to higher salaries and benefits primarily relating to the realignment of field personnel to corporate (approximately $0.7 million) and higher consulting costs related to revenue enhancement initiatives (including increased focus on managed care and sales and marketing programs for fixed-site centers) (approximately $0.2 million).

Interest Expense, net:  Interest expense, net increased approximately 12.5% from approximately $11.2 million for the three months ended December 31, 2004, to approximately $12.6 million for the three months ended December 31, 2005.  The increase was due primarily to an increase in the interest rate on our variable rate indebtedness, partially offset by a reduction due to principal payments on capital lease obligations.

Loss on Dissolution of Partnership:  In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut.  In connection with this dissolution, we recorded a $1.0 million reduction in associated goodwill.

Provision (Benefit) for Income Taxes:  Provision (benefit) for income taxes increased from a benefit of approximately $0.8 million for the three months ended December 31, 2004, to a provision of approximately $1.1 million for the three months ended December 31, 2005.  As a result of our pre-tax losses for the three months ended December 31, 2005 and fiscal year ended June 30, 2005 and anticipated future tax losses, we currently have a valuation allowance due to the uncertainty of future realization of net operating loss carryforwards and other assets.  In determining the net asset subject to a valuation allowance, we exclude a deferred tax liability related to an asset with an indefinite useful life that is not expected to reverse in the foreseeable future.  As a result, we recorded a $1.1 million tax provision during the three months ended December 31, 2005 to increase our net deferred tax liability to $17.3 million.  This valuation allowance does not affect our cash flows or the timing of income taxes payable in the future.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital expenditure requirements from net cash provided by operating activities and capital and operating leases.  We will fund future working capital and capital expenditure requirements from net cash provided by operating activities, capital and operating leases, and, to the extent necessary, our amended revolving credit facility.

Liquidity:  We believe, based on currently available information, that future cash flows provided by operating activities and capital and operating leases will be adequate to meet our anticipated interest expense, federal and state cash tax expense, capital expenditures, working capital, scheduled principal payments and other debt repayments for the next twelve months.

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to our senior secured floating rate notes and unsecured senior subordinated notes;

•                  capital expenditures;

•                  working capital requirements to support business growth; and

•                  potential acquisitions.

There are no scheduled principal repayments on our senior secured floating rate notes and unsecured senior subordinated notes until 2011.

Cash and cash equivalents as of December 31, 2005 were approximately $31.2 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of our cash flows is as follows (amounts in thousands):

	Six Months Ended
	December 31,
	2005	2004
	(unaudited)
Net cash provided by operating activities	$21,375	$31,875
Net cash used in investing activities	(12,764)	(17,405)
Net cash provided by (used in) financing activities	1,701	(13,987)

Net cash provided by operating activities was approximately $21.4 million for the six months ended December 31, 2005 and resulted primarily from (1) the net loss before depreciation, amortization and deferred taxes;  (2) an increase in accounts payable and accrued expenses (approximately $2.4 million); and (3) a decrease in trade accounts receivables, net (approximately $1.7 million), partially offset by (1) an increase in other current assets (approximately $1.9 million) and (2) a net gain on repurchase of a portion of our unsecured senior subordinated notes (approximately $3.1 million).  The increase in other current assets is primarily due to annual insurance premium renewal payments.  The increase in accounts payable and accrued expenses is primarily due to accrued interest related to the timing of interest payments on our notes payable.

Net cash used in investing activities was approximately $12.8 million for the six months ended December 31, 2005. Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $19.1 million), offset by cash proceeds from our net sale of short-term investments (approximately $5.0 million).

Net cash provided by financing activities was approximately $1.7 million for the six months ended December 31, 2005.  Cash provided by financing activities resulted primarily from the proceeds received from the issuance of $300 million aggregate principal amount of senior secured floating rate notes (approximately $298.5 million), partially offset by the use of these proceeds to (1) pay in full the outstanding borrowings under our existing credit facility (approximately $237.6 million); (2) repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes (approximately $50.0 million); and (3) pay certain related fees and expenses in connection with these transactions (approximately $6.6 million).

The following table sets forth our earnings before interest, taxes, depreciation and amortization excluding the gain on repurchase of notes payable and the loss on dissolution of partnership, or Adjusted EBITDA, for the six and three months ended December 31, 2005 and 2004.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.  While Adjusted EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net cash provided by operating activities	$21,375	$31,875	$11,351	$11,053
(Benefit) provision for income taxes	2,200	(1,280)	1,100	(756)
Interest expense, net	24,790	22,209	12,624	11,245
Amortization of bond discount	(47)	—	(47)	—
Net change in operating assets and liabilities	(2,181)	(1,035)	(3,458)	4,225
Net change in deferred income taxes	(2,100)	—	(1,050)	—
Adjusted EBITDA	$44,037	$51,769	$20,520	$25,767

Adjusted EBITDA decreased approximately 15.1% from approximately $51.8 million for the six months ended December 31, 2004, to approximately $44.0 million for the six months ended December 31, 2005.  This decrease was due primarily to (1) a decrease in Adjusted EBITDA from our mobile operations (approximately $4.0 million); (2) a decrease in Adjusted EBITDA from our fixed operations (approximately $2.8 million); and (3) an increase in corporate operating expenses (approximately $1.8 million), partially offset by a reduction in costs at our billing and other operations (approximately $0.8 million).

Adjusted EBITDA from our fixed operations decreased approximately 7.4% from approximately $38.0 million for the six months ended December 31, 2004, to approximately $35.2 million for the six months ended December 31, 2005.  This decrease was due primarily to our existing fixed-site centers (approximately $2.7 million) and the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2006 and 2005 (approximately $0.4 million), partially offset by a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million).  The decrease at our existing fixed-site centers is primarily due to the increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 13.8% from approximately $28.2 million for the six months ended December 31, 2004, to approximately $24.3 million for the six months ended December 31, 2005.  This decrease was primarily due to the decrease in revenues and increase in costs discussed above.

Adjusted EBITDA decreased approximately 20.5% from approximately $25.8 million for the three months ended December 31, 2004, to approximately $20.5 million for the three months ended December 31, 2005.  This decrease was due primarily to (1) a decrease in Adjusted EBITDA from our mobile operations (approximately $2.4 million); (2) a decrease in Adjusted EBITDA from our fixed operations (approximately $2.4 million); and (3) an increase in corporate operating expenses (approximately $1.1 million), partially offset by a reduction in costs at our billing and other operations (approximately $0.7 million).

Adjusted EBITDA from our fixed operations decreased approximately 13.5% from approximately $18.5 million for the three months ended December 31, 2004, to approximately $16.0 million for the three months ended December 31, 2005.  This decrease was due primarily to our existing fixed-site centers (approximately $2.3 million) and the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2006 and 2005 (approximately $0.2 million).  The decrease at our existing fixed-site centers is primarily due to the increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 17.0% from approximately $14.1 million for the three months ended December 31, 2004, to approximately $11.7 million for the three months ended December 31, 2005.  This decrease was primarily due to the decrease in revenues discussed above.

Capital Expenditures:  As of December 31, 2005, we have committed to capital expenditures of approximately $3.7 million, which includes the purchase of two diagnostic imaging systems in the amount of $2.3 million.  We expect to use either internally generated funds or leases to finance the purchase of such capital expenditures.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our business strategy.

Senior Secured Notes, Credit Facility and Unsecured Senior Subordinated Notes:  In September 2005, through InSight, we issued $300 million aggregate principal amount of senior secured floating rate notes due 2011, or Floating Rate Notes.  We used the proceeds from this issuance to repay all borrowings under our credit facility with Bank of America, N.A. and a syndicate of other lenders, discussed below, repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes, discussed below, and pay certain related fees and expenses.  The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly beginning on February 1, 2006.  The Floating Rates Notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their real property, accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the Floating Rate Notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.  The Floating Rate Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.  In January 2006, we exchanged the Floating Rates Notes that were originally issued in September 2005, for a like principal amount of Floating Rate Notes that had been registered with the SEC.

Concurrently with the issuance of the Floating Rate Notes and repayment of all outstanding borrowings under the credit facility, we amended and restated our credit facility to reduce and modify the $50.0 million revolving credit facility to a $30.0 million asset-based revolving credit facility.  As of January 31, 2006, there were no borrowings under the amended revolving credit facility.  As of January 31, 2006, there were letters of credit of approximately $2.0 million outstanding under the amended revolving credit facility.  Borrowings under the amended revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the amended revolving credit facility.  All obligations under the amended revolving credit facility are secured, subject to certain exceptions, by a first priority security interest in all of InSight’s, the co-borrowers’ and the guarantors’: (i) accounts; (ii)  instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the amended revolving credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) certain deposit accounts and any deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. The security interest purported to be created in respect of deposit accounts, as described above, is subject to any restrictions imposed by applicable law.

In addition to the indebtedness under the Floating Rate Notes, through InSight, we have outstanding $194.5 million of unsecured senior subordinated notes, or Fixed Rate Notes.  The Fixed Rate Notes mature in November 2011, bear interest at 9.875% per annum, payable semi-annually and are redeemable at our option, in whole or in part, on or after November 1, 2006.

The agreements governing our amended revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowing, capital expenditures, asset sales, dividend payments and certain other covenants.  As of December 31, 2005, we were in compliance with these agreements.  The agreements governing our amended revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

NEW PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05) which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  We are required to adopt the provisions of this consensus for all existing limited partnerships effective January 1, 2006.  We are currently evaluating the impact that EITF 04-05 will have on our consolidated financial statements.

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

Our market risk exposure relates primarily to interest rates, where we will periodically use interest rate swaps to hedge variable interest rates on our indebtedness.  We do not engage in activities using complex or highly leveraged instruments.

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

In January 2006, we entered into an interest rate cap agreement.  The agreement is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  The interest rate cap agreement exposes us to credit risk in the event that the counterparty to the agreement does not or cannot meet its obligations.  The counterparty to the interest rate cap agreement is a major financial institution and we expect the counterparty to be able to perform its obligations under the agreement.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of December 31, 2005, and after giving effect to our interest rate cap agreement discussed above, a 1% increase or decrease in interest rates on our $299.2 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.5 and $3.0 million, respectively.  The weighted-average interest rate on our floating debt as of December 31, 2005 was approximately 9.17%.

We also have outstanding $194.5 million of Fixed Rate Notes, which mature in November 2011 and bear interest at 9.875%, payable semi-annually.  The fair value of our Fixed Rate Notes as of December 31, 2005 was approximately $147.8 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1A.    RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial health.

As of December 31, 2005, we had total indebtedness of approximately $505.1 million. Our substantial indebtedness could have important consequences to us. For example, it could:

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

In addition, we may incur substantial additional indebtedness in the future.  The terms of the agreements governing our material indebtedness allow us to issue and incur additional debt subject to certain limitations.  If new debt is added to current debt levels, the related risks described above could increase.

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

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our debt instruments, the lenders may be able to elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.  Substantially all of our assets, other than those assets consisting of accounts receivables and related assets or cash accounts related to receivables, which are secured by our amended revolving credit facility, and a portion of InSight’s stock and the stock of its subsidiaries and our real estate, are subject to the liens in favor of the holders of our Floating Rate Notes. This may further limit our flexibility in obtaining secured or unsecured financing in the future.

We may be unable to service our debt.

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

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of December 31, 2005 of approximately $159.3 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of December 31, 2005 of approximately $312.7 million.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates.  At December 31, 2005, approximately 59.2% of our debt was variable rate debt; however, in January 2006, we entered into a two year interest rate cap agreement with a notional amount of $100 million.  During the two year term of this agreement our exposure on variable rate debt is reduced by $100 million, or to approximately 40.0% of our debt.  Increases in interest rates would also impact the refinancing of our fixed rate debt.  If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For the six months ended December 31, 2005, we derived approximately 56% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 44% of our revenues generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

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

Services provided in non-hospital based freestanding facilities, including IDTFs, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule.  CMS will phase this rate reduction in over two years, so that the reduction will be 25% in 2006, and another 25% in 2007.

The Deficit Reduction Act of 2005, or DRA, was approved by Congress on February 1, 2006, and is expected to be signed into law by President Bush. The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government. The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. If the DRA becomes law, these reductions will become effective on January 1, 2007. The DRA provides for continuation of the reduction in reimbursement for multiple images on contiguous body parts discussed above, commencing on January 1, 2006. We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our business, financial condition, results of operations and cash flows. An analysis regarding the effect of the Medicare reimbursement reductions is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We do not know whether other third-party payors may propose similar reimbursement reductions. If other third-party payors were to propose such reductions, and such proposals were implemented, it would further negatively affect our business, financial condition, results of operations and cash flows. We have received notice from a third-party payor in California that it intends to implement the reduction for multiple images on contiguous body parts and additional payors may propose to implement this reduction as well.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial results would be adversely affected.

Our financial results depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms.  A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 85% for the six months ended December 31, 2005.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  Although the proposed reductions in reimbursement under the Medicare physician fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their agreements with us and instead purchase or lease their own diagnostic imaging equipment.  This would adversely affect our business, financial operation and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our business, financial condition and results of operations.

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

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems.   MRI and other diagnostic imaging systems are currently manufactured by numerous companies.   Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of our systems may be accelerated.  Other than ultra-high field MRI systems and PET/CT or “fusion” scanners, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.   In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing or the issuance of equity or debt securities, we may be unable to maintain a competitive equipment base.  In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves.  As a result, we may not be able to maintain our competitive position in our targeted regions or expand our business.

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

Our PET and PET/CT services and some of our other imaging and therapeutic services require the use of radioactive materials to produce the images.   While this radioactive material has a short half-life, meaning it quickly breaks down into non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury.  We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products.  Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials.  In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance.  In addition, we may not be able to maintain insurance on acceptable terms, or at all.   We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations.

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

Continued high fuel costs would negatively effect our operations.

Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant increases in fuel costs and continued high fuel costs or further increases would negatively effect our financial condition and results of operations.

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

Date:  February 2, 2006

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