Form 10-Q
period 2006-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2006-05-11
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐                                                          No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,468,814 shares of common stock as of April 30, 2006.

The number of pages in this Form 10-Q is 49.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2006 and June 30, 2005 (unaudited)

Condensed Consolidated Statements of Operations for the nine months ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005 (unaudited)

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

SIGNATURES

EXHIBIT INDEX

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	March 31,	June 30,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,291	$20,839
Trade accounts receivables, net	44,212	46,450
Short-term investments	—	5,000
Other current assets	8,938	7,970
Total current assets	82,441	80,259

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $214,948 and $176,784, respectively	188,794	209,461

INVESTMENTS IN PARTNERSHIPS	2,991	3,513
OTHER ASSETS	18,337	16,301
OTHER INTANGIBLE ASSETS, net	33,759	36,459
GOODWILL	280,415	278,530
	$606,737	$624,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$531	$2,795
Current portion of capital lease obligations	5,022	4,927
Accounts payable and other accrued expenses	35,748	36,469
Total current liabilities	41,301	44,191

LONG-TERM LIABILITIES:
Notes payable, less current portion	494,306	485,531
Capital lease obligations, less current portion	4,822	8,315
Other long-term liabilities	3,455	3,538
Deferred income taxes	18,324	15,224
Total long-term liabilities	520,907	512,608

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at March 31, 2006 and June 30, 2005	5	5
Additional paid-in capital	87,081	87,081
Accumulated other comprehensive income	276	—
Accumulated deficit	(42,833)	(19,362)
Total stockholders’ equity	44,529	67,724
	$606,737	$624,523

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2006	2005
REVENUES:
Contract services	$101,225	$101,761
Patient services	129,682	135,420
Total revenues	230,907	237,181

COSTS OF OPERATIONS:
Costs of services	147,258	143,613
Provision for doubtful accounts	3,960	4,532
Equipment leases	2,417	1,633
Depreciation and amortization	47,943	49,133
Total costs of operations	201,578	198,911

Gross profit	29,329	38,270

CORPORATE OPERATING EXPENSES	(16,446)	(13,399)

GAIN ON SALE OF CENTER	—	123

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,349	1,862

INTEREST EXPENSE, net	(37,479)	(33,409)

GAIN ON REPURCHASE OF NOTES PAYABLE	3,076	—

LOSS ON DISSOLUTION OF PARTNERSHIP	(1,000)	—

Loss before provision (benefit) for income taxes	(20,171)	(6,553)

PROVISION (BENEFIT) FOR INCOME TAXES	3,300	(2,622)

Net loss	$(23,471)	$(3,931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Contract services	$33,806	$34,029
Patient services	42,754	44,183
Total revenues	76,560	78,212

COSTS OF OPERATIONS:
Costs of services	50,245	47,977
Provision for doubtful accounts	1,492	1,455
Equipment leases	736	905
Depreciation and amortization	16,554	16,373
Total costs of operations	69,027	66,710

Gross profit	7,533	11,502

CORPORATE OPERATING EXPENSES	(5,670)	(4,436)

GAIN ON SALE OF CENTER	—	123

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	721	658

INTEREST EXPENSE, net	(12,689)	(11,200)

Loss before provision (benefit) for income taxes	(10,105)	(3,353)

PROVISION (BENEFIT) FOR INCOME TAXES	1,100	(1,342)

Net loss	$(11,205)	$(2,011)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(23,471)	$(3,931)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of center	—	(123)
Depreciation and amortization	47,943	49,133
Gain on repurchase of notes payable	(3,076)	—
Loss on dissolution of partnership	1,000	—
Deferred income taxes	3,100	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	2,494	7,829
Other current assets	(956)	(4,121)
Accounts payable and other accrued expenses	(817)	7,485
Net cash provided by operating activities	26,217	56,272

INVESTING ACTIVITIES:
Acquisition of center	(2,345)	—
Proceeds from sale of center	—	1,360
Additions to property and equipment	(22,724)	(24,763)
Sale of short-term investments	5,000	—
Other	2,694	(940)
Net cash used in investing activities	(17,375)	(24,343)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(291,806)	(25,888)
Proceeds from issuance of notes payable	298,500	—
Payments made in connection with refinancing of notes payable	(6,777)	—
Payment for interest rate cap contract	(307)	—
Other	—	(16)
Net cash used in financing activities	(390)	(25,904)

INCREASE IN CASH AND CASH EQUIVALENTS	8,452	6,025
Cash, beginning of period	20,839	30,412
Cash, end of period	$29,291	$36,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25,996	$25,644
Income taxes paid	226	206
Equipment additions under capital leases	737	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                 NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this quarterly report on Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this Form 10-Q mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation.   Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States.   We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 92 mobile magnetic resonance imaging, or MRI, facilities, 13 mobile positron emission tomography, or PET, facilities, four mobile computed tomography, or CT, facilities, eight mobile PET/CT facilities, two mobile lithotripsy facilities, and one mobile catheterization lab (collectively, mobile facilities), and 66 fixed-site MRI centers, 40 multi-modality fixed-site centers, two PET fixed-site centers, and one Leksell Stereotactic Gamma Knife fixed-site treatment center (collectively, fixed-site centers).  At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.                 INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the period ended June 30, 2005 filed with the Securities and Exchange Commission, or SEC, on September 22, 2005.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included.  The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

A reconciliation of goodwill for the nine months ended March 31, 2006 is as follows (amounts in thousands):

	Mobile		Fixed		Consolidated
	(unaudited)
Goodwill, June 30, 2005	$104,264		$174,266		$278,530
Adjustments to goodwill	(1,000	)(1)	2,885	(2)	1,885
Goodwill, March 31, 2006	$103,264		$177,151		$280,415

(1)             In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut.  In connection with this dissolution, we recorded a $1.0 million reduction in associated goodwill.

(2)             In March 2006, we purchased a majority ownership interest in a joint venture that operates an MRI fixed-site center in San Ramon, California.  In connection with this purchase, we recorded a $2.4 million increase in goodwill.  In October 2005, we purchased the remaining ownership interest in a joint venture in Buffalo, New York.  In connection with this purchase, we recorded a $0.5 million increase in goodwill.

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

A reconciliation of other intangible assets is as follows (amounts in thousands):

	March 31, 2006		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,410	$3,185	$24,410	$2,656
Wholesale contracts	15,380	11,526	15,380	9,355
	39,790	14,711	39,790	12,011

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$48,470	$14,711	$48,470	$12,011

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5-7 years

Amortization of intangible assets was approximately $2.7 million and $2.9 million for the nine months ended March 31, 2006 and 2005, respectively.

5.                 NOTES PAYABLE

In September 2005, through InSight, we issued $300 million aggregate principal amount of senior secured floating rate notes, or Floating Rate Notes.  The proceeds from the issuance of the Floating Rate Notes were used to (1) repay all borrowings under our credit facility with Bank of America, N.A. and a syndicate of other lenders (approximately $237.6 million); (2) repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes, or Fixed Rate Notes, in privately negotiated transactions (discussed below); and (3) pay certain related fees and expenses (approximately $6.8 million).  This transaction is considered a debt modification under accounting principles generally accepted in the United States.  The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  The Floating Rate Notes are redeemable at our option, in whole or in part, on or after November 1, 2006.  In January 2006, we exchanged the Floating Rates Notes that were originally issued in September 2005, for a like principal amount of Floating Rate Notes that had been registered with the SEC.

Concurrently with the issuance of the Floating Rate Notes and repayment of all outstanding borrowings under our credit facility, we amended and restated our credit facility to reduce and modify the $50.0 million revolving credit facility to an asset-based revolving credit facility of up to $30.0 million.  As of March 31, 2006, we had approximately $24.6 million of availability under the amended revolving credit facility, based on our eligible borrowing base.  As of March 31, 2006, there were no borrowings under the amended revolving credit facility.  As of March 31, 2006, there were letters of credit of approximately $2.6 million outstanding under our amended revolving credit facility.  Borrowings under the amended revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the amended revolving credit facility.

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

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  See Note 9 – Hedging Activities.

The agreements governing our amended revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowings, capital expenditures, asset sales, dividend payments and certain other covenants.  As of March 31, 2006, we were in compliance with those agreements.  The agreements governing our amended revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

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

		Nine Months Ended		Three Months Ended
		March 31,		March 31,
		2006	2005	2006	2005
		(unaudited)		(unaudited)

Net loss:	As reported	$(23,471)	$(3,931)	$(11,205)	$(2,011)
	Expense	(219)	(239)	(74)	(105)
	Pro-forma	$(23,690)	$(4,170)	$(11,279)	$(2,116)

Options for 338,326 shares were granted during the nine months ended March 31, 2006.  The pro-forma amounts were estimated using the Black-Scholes options-pricing model under the minimum-value method with the following assumptions:

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

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Nine months ended March 31, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$85,957	$15,268	$—	$101,225
Patient services revenues	815	128,867	—	129,682
Total revenues	86,772	144,135	—	230,907
Depreciation and amortization	22,818	18,457	6,668	47,943
Total costs of operations	73,061	114,455	14,062	201,578
Corporate operating expenses	—	—	(16,446)	(16,446)
Equity in earnings of unconsolidated partnerships	—	2,349	—	2,349
Interest expense, net	(4,780)	(4,462)	(28,237)	(37,479)
Gain on repurchase of notes payable	—	—	3,076	3,076
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Income (loss) before income taxes	7,931	27,567	(55,669)	(20,171)

Additions to property and equipment	11,575	8,221	2,928	22,724

Nine months ended March 31, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$88,487	$13,274	$—	$101,761
Patient services revenues	1,096	134,324	—	135,420
Total revenues	89,583	147,598	—	237,181
Depreciation and amortization	23,337	19,017	6,779	49,133
Total costs of operations	72,398	111,525	14,988	198,911
Corporate operating expenses	—	—	(13,399)	(13,399)
Gain on sale of center	—	123	—	123
Equity in earnings of unconsolidated partnerships	—	1,862	—	1,862
Interest expense, net	(6,670)	(5,417)	(21,322)	(33,409)
Income (loss) before income taxes	10,515	32,641	(49,709)	(6,553)

Additions to property and equipment	11,545	11,141	2,077	24,763

Three months ended March 31, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$28,500	$5,306	$—	$33,806
Patient services revenues	92	42,662	—	42,754
Total revenues	28,592	47,968	—	76,560
Depreciation and amortization	7,952	6,314	2,288	16,554
Total costs of operations	24,282	39,706	5,039	69,027
Corporate operating expenses	—	—	(5,670)	(5,670)
Equity in earnings of unconsolidated partnerships	—	721	—	721
Interest expense, net	(1,494)	(1,410)	(9,785)	(12,689)
Income (loss) before income taxes	2,816	7,573	(20,494)	(10,105)

Additions to property and equipment	244	2,064	1,337	3,645

Three months ended March 31, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$28,641	$5,388	$—	$34,029
Patient services revenues	422	43,761	—	44,183
Total revenues	29,063	49,149	—	78,212
Depreciation and amortization	7,644	6,505	2,224	16,373
Total costs of operations	24,424	37,389	4,897	66,710
Corporate operating expenses	—	—	(4,436)	(4,436)
Gain on sale of center	—	123	—	123
Equity in earnings of unconsolidated partnerships	—	658	—	658
Interest expense, net	(1,889)	(1,961)	(7,350)	(11,200)
Income (loss) before income taxes	2,750	10,580	(16,683)	(3,353)

Additions to property and equipment	5,592	1,738	1,255	8,585

8.                 NEW PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05), which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  We will be required to adopt the provisions of EITF 04-05 for all existing limited partnerships effective July 1, 2006.  We are currently evaluating the impact this adoption will have on our consolidated financial statements.

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

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment”.  SFAS 123R requires expensing of the cost of employee services received in exchange for stock options and other share-based payments.   SFAS 123R supersedes FASB’s earlier rule (SFAS 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only.  SFAS 123R is effective and will be adopted in the first quarter of fiscal 2007.  We plan to adopt SFAS 123R using the modified prospective method, whereby we will expense the remaining portion of the requisite service under previously granted unvested stock options outstanding as of July 1, 2006 and new share-based payment awards granted or modified after July 1, 2006.  We intend to use the Black-Scholes valuation method to estimate the fair value of our options.  We do not believe that the impact of adopting SFAS 123R would be materially different than the pro-forma disclosures under SFAS 123.

9.                 HEDGING ACTIVITIES

We account for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In accordance with SFAS 133, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge.  We also formally assess, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item.

In January 2006, through InSight, we purchased an interest rate cap contract for a cost of approximately $0.3 million.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  We have designated this interest cap contract as a highly effective cash flow hedge of our Floating Rate Notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income.  The premium paid for the contract will be amortized over the life of the contract as required under SFAS 133.  The fair value of the interest rate cap contract was approximately $0.6 million as of March 31, 2006.

10.          COMPREHENSIVE INCOME (LOSS)

Comprehensive loss consisted of the following components for the nine and three months ended March 31, 2006 and 2005, respectively:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net loss	$(23,471)	$(3,931)	$(11,205)	$(2,011)
Other - interest rate cap adjustment	276	—	276	—
Comprehensive loss	$(23,195)	$(3,931)	$(10,929)	$(2,011)

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2006

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$26,808	$2,483	$—	$29,291
Trade accounts receivables, net	—	—	38,005	6,207	—	44,212
Other current assets	—	—	8,581	357	—	8,938
Intercompany accounts receivable	87,086	496,064	14,502	—	(597,652)	—
Total current assets	87,086	496,064	87,896	9,047	(597,652)	82,441
Property and equipment, net	—	—	172,112	16,682	—	188,794
Investments in partnerships	—	—	3,063	(72)	—	2,991
Investments in consolidated subsidiaries	(42,833)	(45,909)	7,545	—	81,197	—
Other assets	—	583	17,739	15	—	18,337
Goodwill and other intangible assets, net	—	—	309,671	4,503	—	314,174
	$44,253	$450,738	$598,026	$30,175	$(516,455)	$606,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,654	$899	$—	$5,553
Accounts payable and other accrued expenses	—	—	33,898	1,850	—	35,748
Intercompany accounts payable	—	—	583,150	14,502	(597,652)	—
Total current liabilities	—	—	621,702	17,251	(597,652)	41,301
Notes payable and capital lease obligations, less current portion	—	493,094	3,684	2,350	—	499,128
Other long-term liabilities	—	201	18,549	3,029	—	21,779
Stockholders’ equity	44,253	(42,557)	(45,909)	7,545	81,197	44,529
	$44,253	$450,738	$598,026	$30,175	$(516,455)	$606,737

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$203,118	$27,789	$—	$230,907
Costs of operations	—	—	175,847	25,731	—	201,578
Gross profit	—	—	27,271	2,058	—	29,329

Corporate operating expenses	—	—	(16,446)	—	—	(16,446)

Equity in earnings of unconsolidated partnerships	—	—	2,349	—	—	2,349

Interest expense, net	—	—	(36,707)	(772)	—	(37,479)

Gain on repurchase of notes payable	—	3,076	—	—	—	3,076

Loss on dissolution of partnership	—	—	(1,000)	—	—	(1,000)
Income (loss) before income taxes	—	3,076	(24,533)	1,286	—	(20,171)

Provision for income taxes	—	—	3,300	—	—	3,300
Income (loss) before equity in income of consolidated subsidiaries	—	3,076	(27,833)	1,286	—	(23,471)

Equity in income (loss) of consolidated subsidiaries	(23,471)	(26,547)	1,286	—	48,732	—
Net (loss) income	$(23,471)	$(23,471)	$(26,547)	$1,286	$48,732	$(23,471)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$205,716	$31,465	$—	$237,181
Costs of operations	—	—	170,891	28,020	—	198,911
Gross profit	—	—	34,825	3,445	—	38,270

Corporate operating expenses	—	—	(13,399)	—	—	(13,399)

Gain on sale of center			123	—		123

Equity in earnings of unconsolidated partnerships	—	—	1,862	—	—	1,862

Interest expense, net	—	—	(32,459)	(950)	—	(33,409)
(Loss) income before income taxes	—	—	(9,048)	2,495	—	(6,553)

Benefit for income taxes	—	—	(2,622)	—	—	(2,622)
(Loss) income before equity in income of consolidated subsidiaries	—	—	(6,426)	2,495	—	(3,931)

Equity in (loss) income of consolidated subsidiaries	(3,931)	(3,931)	2,495	—	5,367	—
Net (loss) income	$(3,931)	$(3,931)	$(3,931)	$2,495	$5,367	$(3,931)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$67,493	$9,067	$—	$76,560
Costs of operations	—	—	60,393	8,634	—	69,027
Gross profit	—	—	7,100	433	—	7,533

Corporate operating expenses	—	—	(5,670)	—	—	(5,670)

Equity in earnings of unconsolidated partnerships	—	—	721	—	—	721

Interest expense, net	—	—	(12,448)	(241)	—	(12,689)
(Loss) income before income taxes	—	—	(10,297)	192	—	(10,105)

Provision for income taxes	—	—	1,100	—	—	1,100
(Loss) income before equity in income of consolidated subsidiaries	—	—	(11,397)	192	—	(11,205)

Equity in (loss) income of consolidated subsidiaries	(11,205)	(11,205)	192	—	22,218	—
Net (loss) income	$(11,205)	$(11,205)	$(11,205)	$192	$22,218	$(11,205)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$68,496	$9,716	$—	$78,212
Costs of operations	—	—	57,781	8,929	—	66,710
Gross profit	—	—	10,715	787	—	11,502

Corporate operating expenses	—	—	(4,436)	—	—	(4,436)

Gain on sale of center			123	—		123

Equity in earnings of unconsolidated partnerships	—	—	658	—	—	658

Interest expense, net	—	—	(10,946)	(254)	—	(11,200)
(Loss) income before income taxes	—	—	(3,886)	533	—	(3,353)

Benefit for income taxes	—	—	(1,342)	—	—	(1,342)
(Loss) income before equity in income of consolidated subsidiaries	—	—	(2,544)	533	—	(2,011)

Equity in (loss) income of consolidated subsidiaries	(2,011)	(2,011)	533	—	3,489	—
Net (loss) income	$(2,011)	$(2,011)	$(2,011)	$533	$3,489	$(2,011)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(23,471)	$(23,471)	$(26,547)	$1,286	$48,732	$(23,471)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	44,114	3,829		47,943
Gain on repurchase of notes payable	—	(3,076)	—	—	—	(3,076)
Loss on dissolution of partnership	—	—	1,000	—	—	1,000
Deferred income taxes			3,100	—	—	3,100
Equity in income of consolidated subsidiaries	23,471	26,547	(1,286)	—	(48,732)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—		2,266	228	—	2,494
Intercompany receivables, net	—	(3,952)	8,723	(4,771)	—	—
Other current assets	—	—	(1,094)	138	—	(956)
Accounts payable and other accrued expenses	—	—	(1,017)	200	—	(817)
Net cash provided by (used in) operating activities	—	(3,952)	29,259	910	—	26,217

INVESTING ACTIVITIES:
Acquisition of center	—	—	(2,345)	—	—	(2,345)
Additions to property and equipment	—	—	(22,407)	(317)	—	(22,724)
Sale of short-term investments	—	—	5,000	—	—	5,000
Other	—	—	3,204	(510)	—	2,694
Net cash used in investing activities	—	—	(16,548)	(827)	—	(17,375)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(287,464)	(3,874)	(468)	—	(291,806)
Proceeds from issuance of notes payable	—	298,500	—	—	—	298,500
Payments made in connection with refinancing of notes payable	—	(6,777)	—	—	—	(6,777)
Payment for interest rate cap contract	—	(307)	—	—	—	(307)
Net cash provided by (used in) financing activities	—	3,952	(3,874)	(468)	—	(390)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	8,837	(385)	—	8,452
Cash, beginning of period	—	—	17,971	2,868	—	20,839
Cash, end of period	$—	$—	$26,808	$2,483	$—	$29,291

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2005

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(3,931)	$(3,931)	$(3,931)	$2,495	$5,367	$(3,931)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of center	—	—	(123)	—	—	(123)
Depreciation and amortization	—	—	45,062	4,071	—	49,133
Equity in income of consolidated subsidiaries	3,931	3,931	(2,495)	—	(5,367)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	6,394	1,435	—	7,829
Intercompany receivables, net	—	21,814	(18,853)	(2,961)	—	—
Other current assets	—	—	(4,010)	(111)	—	(4,121)
Accounts payable and other accrued expenses	—	—	7,259	226	—	7,485
Net cash provided by operating activities	—	21,814	29,303	5,155	—	56,272

INVESTING ACTIVITIES:
Proceeds from sale of center	—	—	1,360	—	—	1,360
Additions to property and equipment	—	—	(23,267)	(1,496)	—	(24,763)
Other	—	—	3,420	(4,360)	—	(940)
Net cash used in investing activities	—	—	(18,487)	(5,856)	—	(24,343)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(21,798)	(3,297)	(793)	—	(25,888)
Other	—	(16)	—	—	—	(16)
Net cash used in financing activities	—	(21,814)	(3,297)	(793)	—	(25,904)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	7,519	(1,494)	—	6,025
Cash, beginning of period	—	—	25,820	4,592	—	30,412
Cash, end of period	$—	$—	$33,339	$3,098	$—	$36,437

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q includes “forward-looking statements.”  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, liquidity, financing needs, debt repurchases, plans or intentions relating to acquisitions and de novo developments, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information.  When used in this Form 10-Q the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are set forth in this Form 10-Q, including the factors described in Part II, Item 1A and the following:

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 69% of our total revenues from MRI services during the nine months ended March 31, 2006, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, CT, mammography, bone densitometry, diagnostic ultrasound, lithotripsy and x-ray.

As of March 31, 2006, our network consists of 109 fixed-site centers and 120 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers.     Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We have two reportable segments: mobile operations and fixed operations.  Our mobile operations include 30 parked mobile facilities, each of which serves a single customer.  Our fixed operations include four mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 7 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

We are in the process of implementing a strategy based on core markets.  A core market strategy should allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market will be based on many factors and not just the number of fixed-site centers or mobile facilities in an area.  Other factors would include, without limitation, the capabilities of our contracted radiologists, any hospital affiliations, strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions.  We expect that this strategy will result in us exiting some markets while increasing our presence in others, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of de novo sites.  We intend to pursue this strategy in a disciplined manner.

Growth in the diagnostic imaging industry has been and will continue to be driven by (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET and PET/CT and (3) expanding applications of CT, MRI and PET technologies.

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

Executive Summary

As described in greater detail below, our business faces many challenges.  Some of these challenges are unique to our business, while other challenges are industry-wide.  Our revenues for the nine and three months ended March 31, 2006, decreased by approximately 2.7% and 2.0%, respectively, as compared to the same periods in the prior fiscal year.  However, our costs of operations, corporate operating expenses and interest expense rose during the same periods, resulting in a net loss of approximately $23.5 million for the nine months ended March 31, 2006, compared to a net loss of approximately $3.9 million for the nine months ended March 31, 2005.  For the nine and three months ended March 31, 2006, our Adjusted EBITDA decreased approximately 16.8% and 21.1%, respectively, as compared to the same periods in the prior fiscal year (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below).  This decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past several quarters.  We are developing and implementing various revenue enhancing (including increased focus on managed care and sales and marketing programs for fixed-site centers) and cost reduction (including organizational realignment, billing office consolidation and asset rationalization) initiatives; however, reversing the trend will be a significant challenge because of the continued overcapacity in the diagnostic imaging industry and planned Medicare reimbursement reductions.  If the negative trend in Adjusted EBITDA continues we may (1) have difficulty funding our capital expenditure requirements, and (2) need to take one or more impairment charges against our goodwill and other intangible assets, which represented approximately 51.8% of our consolidated assets as of March 31, 2006.

As discussed in the subsection entitled “Reimbursement” below, planned Medicare reimbursement reductions are likely to have a material adverse affect on our business.  These Medicare reimbursement reductions will affect the entire diagnostic imaging industry, and some private third-party payors have proposed some similar reductions.

Acquisition and Dispositions

In March 2006, we purchased a majority ownership interest in a joint venture that operates an MRI fixed-site center in San Ramon, California.  The purchase price was approximately $2.3 million, net of cash acquired.

In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut and closed two fixed-site centers in Chicago, Illinois and Coraopolis, Pennsylvania.  In August 2005, we closed a fixed-site center in Lemont, Illinois.  In May 2005, we sold our joint venture interest in a fixed-site center in Valparaiso, Indiana.  In April 2005, we sold a fixed-site center in Overland Park, Kansas.  In March 2005, we sold our joint venture interest in a fixed-site center in Marina Del Rey, California.

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

•                  acquire or develop new fixed-site centers.

Revenues from our fixed operations have been and will continue to be driven by the growth in the diagnostic imaging industry discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  overcapacity in the diagnostic imaging industry;

•                  reductions in reimbursement from certain third-party payors including planned reductions from Medicare;

•                  competition from equipment manufacturers, which have caused some of our referral sources to invest in their own diagnostic imaging equipment;

•                  industry-wide increases in salaries and benefits for technologists;

•                  increases in deductibles and co-payment charges to patients; and

•                  increases in the preauthorization requirements applicable to diagnostic imaging services by certain managed care organizations and state Medicaid programs.

Mobile Operations:  Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Revenues from our mobile operations are primarily generated from fee-for-service arrangements and fixed fee contracts billed directly to our customers, which we generally refer to as contract services revenues.  Our mobile operations revenues depend on our ability to:

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

Revenues from our mobile operations have been and will continue to be driven by the growth in the diagnostic imaging industry as discussed above.  These positive trends have been and will continue to be adversely affected by:

•                  competition from equipment manufacturers, which cause some of our customers and some of our customers’ referral sources to invest in their own diagnostic imaging equipment;

•                  competition in our targeted regions from other mobile service providers;

•                  reductions in reimbursement from certain third-party payors including planned reductions from Medicare;

•                  industry-wide increases in salaries and benefits for technologists; and

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

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005. Although the effect on us of this rate reduction has been minimal, on a long-term basis this will have a negative impact on our PET and PET/CT revenues as more hospital customers (both existing and future) negotiate lower rates with us. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones; however, CMS has announced that it will reimburse for additional PET procedures, including Alzheimer’s disease and cervical cancer.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and our operations since hospitals will seek to offset such modifications.

Furthermore, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2005, CMS announced that these proposed regulations would not be finalized for 2006, but CMS will study them further. The implementation of these regulations would adversely impact our financial condition and results of operations since our hospital customers will seek to offset their reduced reimbursement through lower rates.

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

The Deficit Reduction Act of 2005, or DRA, was signed into law by President Bush in February 2006. The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government. The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. These reductions will become effective on January 1, 2007. The DRA provides for continuation of the reduction in reimbursement for multiple images on contiguous body parts discussed above, commencing on January 1, 2006. There are active and ongoing efforts to modify, delay or otherwise mitigate the financial impact of the DRA on radiology services; however, we currently do not anticipate that these efforts will have a material effect on the DRA.

We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2005, Medicare revenues represented approximately $32.0 million, or approximately 10.0% of our total revenues for such period. If both reimbursement reductions had been in effect during that period, we estimate that our total revenues would have been reduced by approximately $10.0 million, or 3.2% (the relative impact of the contiguous body parts reimbursement reduction and the lower of OPPS or the Medicare Part B fee schedule reimbursement reduction would have been approximately $2.0 million and $8.0 million, respectively). We would expect to experience comparable reductions in our Medicare revenues in the future when the DRA is implemented, however; because our fiscal year ends June 30, our financial statements will not reflect the full effect of these reductions until our fiscal year ending June 30, 2008. Our assumptions in reaching the foregoing estimate include the following:

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

It is important to note that the actual payor mix and imaging procedures performed during the fiscal year ended June 30, 2005, was different than during the two sample periods; however, we do not believe that the estimate would have changed materially. The sample periods were chosen to include the most recent periods of either payments received or procedures performed. Similarly, our actual payor mix and imaging procedures performed during future periods will be different from the two sample periods. The foregoing estimates do not include any reductions that would result if third-party payors other than Medicare implement comparable reductions.

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

Managed Care. Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, if Medicare reimbursement is reduced, we believe that managed care organizations may also reduce or otherwise limit reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our financial condition and results of operations. The development and expansion of HMOs, PPOs and other managed care organizations within our targeted regional networks could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

Private Insurance. Private health insurance programs generally have authorized payment for our services on satisfactory terms. However, if Medicare reimbursement is reduced, we believe that private health insurance programs may also reduce or otherwise limit reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our financial condition and results of operations. These reductions may be similar to the reimbursement reductions set forth in the DRA. We have received notice or indications from a few third-party payors that they intend to implement the reduction for multiple images on contiguous body parts and additional payors may propose to implement this reduction as well. If additional third-party payors were to propose such reductions, and such proposals were implemented, it would further negatively affect our financial condition and results of operations.

Furthermore, certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and payors are continuing to monitor reimbursement for diagnostic imaging services. A third-party payor has instituted a requirement of participation, that requires freestanding imaging center providers to be multi-modality and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by a significant number of additional third-party payors would have an adverse impact on our financial condition and results of operations.

Revenues

We earn revenues by providing services to patients, hospitals and other healthcare providers. Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker’s compensation funds (collectively, “payors”). Patient services revenues also includes balances due from patients, which are primarily collected at the time the procedure is performed. Our charge for a procedure is comprised of charges for both the technical and professional components of the service. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures. Our billing system does not generate contractual adjustments. Contractual adjustments are manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. Contractual adjustments are written off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded. We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, we have recently entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services on an agreed upon contractual rate (with respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services). Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed. Most third-party payors require preauthorization before an MRI or PET procedure is performed on a patient.

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

The provision for doubtful accounts related to revenues is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that will be uncollectible from patients, payors, hospitals and other healthcare providers. The provision for doubtful accounts includes amounts to be written off with respect to specific accounts involving customers which are financially unstable or materially fail to comply with the payment terms of their contract and other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded. Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for the nine months ended March 31, 2006 (unaudited):

Payor	Percent of Total Revenues

Hospitals, physician groups, and other healthcare providers (1)	45%
Managed care and insurance	37%
Medicare	11%
Medicaid	3%
Workers’ compensation	3%
Other, including self-pay patients	1%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of March 31, 2006, our days sales outstanding for trade accounts receivables on a net basis was 52 days. We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of March 31, 2006 is as follows (amounts in thousands):

						120 days
		Current	30 days	60 days	90 days	and older	Total
		(unaudited)

	Hospitals, physicians groups and other healthcare providers	$12,196	$5,347	$1,516	$367	$439	$19,865
	Managed care and insurance	21,151	9,008	4,459	2,415	12,255	49,288
	Medicare/Medicaid	6,543	1,924	1,218	755	3,859	14,299
	Workers’ compensation	1,320	876	431	457	2,578	5,662
	Other, including self-pay patients	302	240	(42)	87	(95)	492
	Trade accounts receivables	41,512	17,395	7,582	4,081	19,036	89,606

Less:	Allowances for contractual adjustments	(13,334)	(5,161)	(2,657)	(314)	(4,767)	(26,233)
	Allowances for professional fees	(4,281)	(1,730)	(873)	(549)	(2,477)	(9,910)
	Allowances for doubtful accounts	(365)	(168)	(101)	(1,643)	(6,974)	(9,251)
	Trade accounts receivables, net	$23,532	$10,336	$3,951	$1,575	$4,818	$44,212

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations. As a result, a high percentage of our total operating expenses are fixed. Our fixed costs include depreciation and amortization, debt service and capital lease payments, rent and operating lease payments, salaries and benefit obligations, equipment maintenance expenses, and insurance and vehicle operation costs. We expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their services. Due to the increase in mobile PET and PET/CT facilities, which are moved more frequently, our vehicle operation costs will continue to increase until we can maximize geographic operating efficiencies. Because a large portion of our operating expenses are fixed, any increase in our procedure volume disproportionately increases our operating cash flow. Conversely, any decrease in our procedure volume disproportionately decreases our operating cash flow. Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film, contrast media and radiopharmaceuticals used in PET and PET/CT procedures.

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	63.8	60.6	65.7	61.3
Provision for doubtful accounts	1.7	1.9	1.9	1.9
Equipment leases	1.0	0.7	1.0	1.2
Depreciation and amortization	20.8	20.7	21.6	20.9
Total costs of operations	87.3	83.9	90.2	85.3

Gross profit	12.7	16.1	9.8	14.7

CORPORATE OPERATING EXPENSES	(7.1)	(5.6)	(7.4)	(5.7)

GAIN ON SALE OF CENTER	—	0.1	—	0.2

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.0	0.8	0.9	0.8

INTEREST EXPENSE, net	(16.2)	(14.1)	(16.6)	(14.3)

GAIN ON REPURCHASE OF NOTES PAYABLE	1.3	—	—	—

LOSS ON DISSOLUTION OF PARTNERSHIP	(0.4)	—	—	—

Loss before provision (benefit) for income taxes	(8.7)	(2.7)	(13.3)	(4.3)

PROVISION (BENEFIT) FOR INCOME TAXES	1.4	(1.1)	1.4	(1.7)

Net loss	(10.1)%	(1.6)%	(14.7)%	(2.6)%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Fixed operations	$144,135	$147,598	$47,968	$49,149
Mobile operations	86,772	89,583	28,592	29,063
Total	$230,907	$237,181	$76,560	$78,212

Nine Months Ended March 31, 2006 and 2005

Revenues:  Revenues decreased approximately 2.7% from approximately $237.2 million for the nine months ended March 31, 2005, to approximately $230.9 million for the nine months ended March 31, 2006. This decrease was due to lower revenues from our fixed operations (approximately $3.5 million) and from our mobile operations (approximately $2.8 million). Revenues from our fixed and mobile operations represented approximately 62% and 38%, respectively, of our total revenues for the nine months ended March 31, 2006 and 2005.

Revenues from our fixed operations decreased approximately 2.4% from approximately $147.6 million for the nine months ended March 31, 2005, to approximately $144.1 million for the nine months ended March 31, 2006. This decrease was due primarily to a loss of revenues from the centers we sold, deconsolidated or closed during fiscal 2006 and 2005 (approximately $5.0 million), partially offset by higher revenues from our existing fixed-site centers (approximately $1.5 million, mainly as a result of changes in payment arrangements with our radiologists).

Revenues from our mobile operations decreased approximately 3.1% from approximately $89.6 million for the nine months ended March 31, 2005, to approximately $86.8 million for the nine months ended March 31, 2006. This decrease was partially due to the dissolution of the mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $0.9 million) and lower revenues from our existing mobile facilities (approximately $1.9 million). This decrease was due to lower MRI and lithotripsy revenues, partially offset by an increase in PET/CT revenues. Our mobile operations revenues were also adversely affected by Hurricanes Katrina, Rita and Wilma (approximately $0.2 million).

Approximately 56% and 57% of our total revenues were generated from patient services revenues for the nine months ended March 31, 2006 and 2005, respectively. Patient services revenues for fixed and mobile operations represented approximately 99% and 1%, respectively, of total patient services revenues for the nine months ended March 31, 2006 and 2005. Approximately 44% and 43% of our total revenues were generated from contract services revenues for the nine months ended March 31, 2006 and 2005, respectively. Contract services revenues for fixed and mobile operations represented approximately 15% and 85%, respectively, of total contract services revenues for the nine months ended March 31, 2006. Contract services revenues for fixed and mobile operations represented approximately 13% and 87%, respectively, of total contract services revenues for the nine months ended March 31, 2005.

Costs of Operations:  Costs of operations increased approximately 1.4% from approximately $198.9 million for the nine months ended March 31, 2005, to approximately $201.6 million for the nine months ended March 31, 2006. This increase was due primarily to higher costs in our fixed operations (approximately $3.0 million) and in our mobile operations (approximately $0.7 million), partially offset by lower costs at our billing and other operations (approximately 0.9 million).

Costs of operations at our fixed operations increased approximately 2.7% from approximately $111.5 million for the nine months ended March 31, 2005, to approximately $114.5 million for the nine months ended March 31, 2006. This increase was due primarily to higher costs at our existing fixed-site centers (approximately $7.5 million), partially offset by (1) the elimination of costs from the centers we sold, deconsolidated or closed in fiscal 2006 and 2005 (approximately $4.3 million) and (2) a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million). The increase at our existing fixed-site centers was primarily due to (1) higher salaries and benefits related to technologists and to additional field and center management (approximately $3.8 million); (2) higher professional fees (approximately $0.9 million) discussed above; (3) higher equipment maintenance costs (approximately $0.8 million); and (4) higher occupancy costs (approximately $0.4 million).

Costs of operations at our mobile operations increased approximately 1.0% from approximately $72.4 million for the nine months ended March 31, 2005, to approximately $73.1 million for the nine months ended March 31, 2006. The increase was due to higher costs at our existing mobile facilities (approximately $1.5 million), partially offset by a reduction in costs associated with the dissolution of the mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $0.9 million). The increase in costs at our existing mobile facilities was primarily caused by (1) an increase in equipment lease costs, which includes three new PET/CT facilities (approximately $0.6 million) and (2) higher salaries and benefits, travel and entertainment and vehicle costs, offset by reduced bad debt expense related to certain mobile customers (approximately $0.8 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 22.4% from approximately $13.4 million for the nine months ended March 31, 2005, to approximately $16.4 million for the nine months ended March 31, 2006. The increase was due primarily to (1) higher salaries and benefits primarily relating to the realignment of field personnel to corporate (approximately $2.2 million); (2) costs incurred as a result of a national sales meeting in September 2005 (approximately $0.7 million); (3) higher consulting costs related to revenue enhancement initiatives (including increased focus on managed care and sales and marketing programs for fixed-site centers)  (approximately $0.5 million); and (4) severance charges related to an organizational realignment during the third quarter of fiscal 2006 (approximately $0.3 million), partially offset by a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.8 million).

Gain on Sale of Center:  In March 2005, we sold our joint venture interest in a fixed-site center located in Marina del Rey, California for approximately $1.4 million. We realized a gain of approximately $0.1 million on the sale.

Interest Expense, net:  Interest expense, net increased approximately 12.3% from approximately $33.4 million for the nine months ended March 31, 2005, to approximately $37.5 million for the nine months ended March 31, 2006. The increase was due primarily to higher interest rates on our variable rate indebtedness, partially offset by lower outstanding debt due to principal payments on capital lease obligations.

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

Provision (Benefit) for Income Taxes:  Provision (benefit) for income taxes increased from a benefit of approximately $2.6 million for the nine months ended March 31, 2005, to a provision of approximately $3.3 million for the nine months ended March 31, 2006. As a result of our pre-tax losses for the nine months ended March 31, 2006 and fiscal year ended June 30, 2005 and anticipated future tax losses, we currently have a valuation allowance due to the uncertainty of future realization of net operating loss carryforwards and other assets. In determining the net asset subject to a valuation allowance, we exclude a deferred tax liability related to an asset with an indefinite useful life that is not expected to reverse in the foreseeable future. As a result, we recorded a $3.1 million tax provision during the nine months ended March 31, 2006 to increase our net deferred tax liability to $18.3 million. This valuation allowance does not affect our cash flows or the timing of income taxes payable in the future.

Three Months Ended March 31, 2006 and 2005

Revenues:  Revenues decreased approximately 2.0% from approximately $78.2 million for the three months ended March 31, 2005, to approximately $76.6 million for the three months ended March 31, 2006. This decrease was due to lower revenues from our fixed operations (approximately $1.1 million) and from our mobile operations (approximately $0.5 million). Revenues from our fixed and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the three months ended March 31, 2006 and 2005.

Revenues from our fixed operations decreased approximately 2.2% from approximately $49.1 million for the three months ended March 31, 2005, to approximately $48.0 million for the three months ended March 31, 2006. This decrease was due primarily to a loss of revenues from the centers we sold or closed during fiscal 2006 and 2005 (approximately $1.4 million), partially offset by (1) higher revenues from our existing fixed-site centers (approximately $0.2 million, mainly as a result of changes in payment arrangements with our radiologists) and (2) revenues from a fixed-site center we acquired during the third quarter of fiscal 2006 (approximately $0.1 million) discussed above.

Revenues from our mobile operations decreased approximately 1.7% from approximately $29.1 million for the three months ended March 31, 2005, to approximately $28.6 million for the three months ended March 31, 2006. This decrease was partially due to the dissolution of the mobile lithotripsy partnership during the second quarter of fiscal

2006 (approximately $0.4 million) and lower revenues from our existing mobile facilities (approximately $0.1 million).

Approximately 56% of our total revenues for the three months ended March 31, 2006 and 2005 were generated from patient services revenues. Primarily all patient services revenues were earned from our fixed operations for the three months ended March 31, 2006 and 2005.  Approximately 44% of our total revenues for the three months ended March 31, 2006 and 2005 were generated from contract services revenues. Contract services revenues for fixed and mobile operations represented approximately 16% and 84%, respectively, of total contract services revenues for the three months ended March 31, 2006 and 2005.

Costs of Operations:  Costs of operations increased approximately 3.4% from approximately $66.7 million for the three months ended March 31, 2005, to approximately $69.0 million for the three months ended March 31, 2006. This increase was due primarily to (1) higher costs at our fixed operations (approximately $2.3 million) and (2) higher costs at our billing and other operations (approximately $0.1 million), partially offset by lower costs at our mobile operations (approximately $0.1 million).

Costs of operations at our fixed operations increased approximately 6.1% from approximately $37.4 million for the three months ended March 31, 2005, to approximately $39.7 million for the three months ended March 31, 2006. This increase was due primarily to (1) higher costs at our existing fixed-site centers (approximately $3.3 million) and (2) higher costs from the purchase of a fixed-site center during the third quarter of fiscal 2006 (approximately $0.1 million), partially offset by the elimination of costs from the centers we sold or closed in fiscal 2006 and 2005 (approximately $1.1 million). The increase in costs at our existing fixed-site centers was primarily due to (1) higher salaries and benefits related to additional field and center management (approximately $1.1 million); (2) higher professional fees (approximately $0.9 million) discussed above; (3) higher equipment maintenance costs (approximately $0.4 million); and (4) higher occupancy costs (approximately $0.1 million).

Costs of operations at our mobile operations decreased approximately 0.4% from approximately $24.4 million for the three months ended March 31, 2005, to approximately $24.3 million for the three months ended March 31, 2006. The decrease was due primarily to a reduction in costs from the dissolution of a mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $0.2 million), partially offset by higher costs at our existing mobile facilities (approximately $0.1 million).

Gain on Sale of Center:  In March 2005, we sold our joint venture interest in a fixed-site center located in Marina del Rey, California for approximately $1.4 million. We realized a gain of approximately $0.1 million on the sale.

Corporate Operating Expenses:  Corporate operating expenses increased approximately 29.5% from approximately $4.4 million for the three months ended March 31, 2005, to approximately $5.7 million for the three months ended March 31, 2006. The increase was due primarily to (1) higher salaries and benefits primarily relating to the realignment of field personnel to corporate (approximately $1.0 million); (2) severance charges related to an organizational realignment during the third quarter of fiscal 2006 (approximately $0.3 million); and (3) higher consulting costs related to revenue enhancement initiatives (including increased focus on managed care and sales and marketing programs for fixed-site centers) (approximately $0.1 million).

Interest Expense, net:  Interest expense, net increased approximately 13.4% from approximately $11.2 million for the three months ended March 31, 2005, to approximately $12.7 million for the three months ended March 31, 2006. The increase was due primarily to an increase in the interest rate on our variable rate indebtedness, partially offset by a reduction due to principal payments on capital lease obligations.

Provision (Benefit) for Income Taxes:  Provision (benefit) for income taxes increased from a benefit of approximately $1.3 million for the three months ended March 31, 2005, to a provision of approximately $1.1 million for the three months ended March 31, 2006. As a result of our pre-tax losses for the three months ended March 31, 2006 and fiscal year ended June 30, 2005 and anticipated future tax losses, we currently have a valuation allowance due to the uncertainty of future realization of net operating loss carryforwards and other assets. In determining the net asset subject to a valuation allowance, we exclude a deferred tax liability related to an asset with an indefinite useful life that is not expected to reverse in the foreseeable future. As a result, we recorded a $1.0 million tax provision during the three months ended March 31, 2006 to increase our net deferred tax liability to $18.3 million. This valuation allowance does not affect our cash flows or the timing of income taxes payable in the future.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital expenditure requirements from net cash provided by operating activities and capital and operating leases. We expect to fund future working capital and capital expenditure requirements from net cash provided by operating activities, capital and operating leases, and  our amended revolving credit facility. However, the amounts available under our amended revolving credit facility would be reduced if we experience a decline in our borrowing base, as a result of a further decline in net operating cash flow.

Liquidity:  We believe, based on currently available information, that future cash flows provided by operating activities, capital and operating leases and our amended revolving credit facility will be adequate to meet our anticipated interest expense, federal and state cash tax expense, capital expenditures, working capital, scheduled principal payments and other debt repayments for the next twelve months.

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to our senior secured floating rate notes and unsecured senior subordinated notes;

•                  capital expenditures;

•                  working capital requirements to support business growth;

•                  potential acquisitions; and

•                  potential repurchases of a portion of our unsecured senior subordinated notes.

There are no scheduled principal repayments on our senior secured floating rate notes and unsecured senior subordinated notes until 2011. Notwithstanding the foregoing, we may from time to time, in one or more open market or privately negotiated transactions, repurchase a portion of our outstanding unsecured senior subordinated notes due 2011. Any such repurchases shall be in accordance with the terms of agreements governing our material indebtedness.

Cash and cash equivalents as of March 31, 2006 were approximately $29.3 million. Our primary source of liquidity is cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of our cash flows is as follows (amounts in thousands):

	Nine Months Ended
	March 31,
	2006	2005
	(unaudited)
Net cash provided by operating activities	$26,217	$56,272
Net cash used in investing activities	(17,375)	(24,343)
Net cash used in financing activities	(390)	(25,904)

Net cash provided by operating activities was approximately $26.2 million for the nine months ended March 31, 2006 and resulted primarily from (1) the net loss before depreciation, amortization and deferred taxes;  (2) a decrease in trade accounts receivables, net (approximately $2.5 million); and (3) a loss on dissolution of a partnership during the second quarter of fiscal 2006 (approximately $1.0 million), partially offset by (1) a net gain on repurchase of a portion of our unsecured senior subordinated notes (approximately $3.1 million); (2) an increase in other current assets (approximately $1.0 million); and (3) a decrease in accounts payable and accrued expenses (approximately $0.8 million). The decrease in trade accounts receivables, net is primarily due to enhanced collection efforts. The increase in other current assets is primarily due to annual insurance premium renewal payments. The decrease in accounts payable and accrued expenses is primarily due to accrued payroll costs related to the timing of payroll payments.

Net cash used in investing activities was approximately $17.4 million for the nine months ended March 31, 2006. Cash used in investing activities resulted primarily from (1) our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $22.7 million) and (2) our purchase of a majority ownership interest in a joint venture discussed above (approximately $2.3 million, net of cash acquired), partially offset by cash proceeds from our net sale of short-term investments (approximately $5.0 million).

Net cash used in financing activities was approximately $0.4 million for the nine months ended March 31, 2006. Cash used in financing activities resulted primarily from capital lease payments (approximately $4.1 million), offset by the net proceeds received from the issuance of $300 million aggregate principal amount of senior secured floating rate notes (approximately $4.1 million).

The following table sets forth our earnings before interest, taxes, depreciation and amortization excluding the gain on repurchase of notes payable and the loss on dissolution of partnership, or Adjusted EBITDA, for the nine and three months ended March 31, 2006 and 2005. Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital expenditure and working capital requirements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States. We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure. While Adjusted EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net cash provided by operating activities	$26,217	$56,272	$4,889	$24,397
Provision (benefit) for income taxes	3,300	(2,622)	1,100	(1,342)
Interest expense, net	37,479	33,409	12,689	11,200
Gain on sale of center	—	123	—	123
Net change in operating assets and liabilities	(721)	(11,193)	1,460	(10,158)
Net change in deferred income taxes	(3,100)	—	(1,000)	—
Adjusted EBITDA	$63,175	$75,989	$19,138	$24,220

Adjusted EBITDA decreased approximately 16.8% from approximately $76.0 million for the nine months ended March 31, 2005, to approximately $63.2 million for the nine months ended March 31, 2006. This decrease was due primarily to (1) reductions in Adjusted EBITDA from our fixed operations (approximately $6.6 million) and our mobile operations (approximately $4.0 million) and (2) an increase in corporate operating expenses (approximately $3.0 million), partially offset by a reduction in costs at our billing and other operations (approximately $0.8 million).

Adjusted EBITDA from our fixed operations decreased approximately 11.6% from approximately $57.1 million for the nine months ended March 31, 2005, to approximately $50.5 million for the nine months ended March 31, 2006. This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $5.5 million) and (2) the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2006 and 2005 (approximately $1.5 million), partially offset by a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million). The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 9.9% from approximately $40.5 million for the nine months ended March 31, 2005, to approximately $36.5 million for the nine months ended March 31, 2006. This decrease was primarily due to the reduction in revenues and increase in costs discussed above.

Adjusted EBITDA decreased approximately 21.1% from approximately $24.2 million for the three months ended March 31, 2005, to approximately $19.1 million for the three months ended March 31, 2006. This decrease was due primarily to (1) a reduction in Adjusted EBITDA from our fixed operations (approximately $3.7 million); (2) an increase in corporate operating expenses (approximately $1.2 million); and (3) an increase in costs at our billing and other operations (approximately $0.1 million).

Adjusted EBITDA from our fixed operations decreased approximately 19.5% from approximately $19.0 million for the three months ended March 31, 2005, to approximately $15.3 million for the three months ended March 31, 2006. This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $3.0 million) and (2) the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2006 and 2005 (approximately $0.8 million), partially offset by the increase in Adjusted EBITDA from the purchase of a fixed-site center during the third quarter of fiscal 2006 (approximately $0.1 million). The decrease at our existing fixed-site centers is primarily due to the increase in costs discussed above.

Adjusted EBITDA from our mobile operations remained consistent at approximately $12.3 million for the three months ended March 31, 2006 and 2005.

Capital Expenditures:  As of March 31, 2006, we have committed to capital expenditures of approximately $4.3 million through the first quarter of fiscal 2007, which includes the purchase of two diagnostic imaging systems in the amount of $2.5 million. We expect to use either internally generated funds or leases to finance the purchase of such capital expenditures. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our business strategy.

Senior Secured Notes, Credit Facility and Unsecured Senior Subordinated Notes:  In September 2005, through InSight, we issued $300 million aggregate principal amount of senior secured floating rate notes due 2011, or Floating Rate Notes. We used the proceeds from this issuance to repay all borrowings under our credit facility with Bank of America, N.A. and a syndicate of other lenders, discussed below, repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes, discussed below, and pay certain related fees and expenses. The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. The Floating Rates Notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their real property, accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the Floating Rate Notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries. The Floating Rate Notes are redeemable at our option, in whole or in part, on or after November 1, 2006. In January 2006, we exchanged the Floating Rates Notes that were originally issued in September 2005, for a like principal amount of Floating Rate Notes that had been registered with the SEC.

Concurrently with the issuance of the Floating Rate Notes and repayment of all outstanding borrowings under the credit facility, we amended and restated our credit facility to reduce and modify the $50.0 million revolving credit facility to an asset-based revolving credit facility of up to $30.0 million. As of March 31, 2006, we had approximately $24.6 million of availability under the amended revolving credit facility, based on our eligible borrowing base. As of March 31, 2006, there were no borrowings under the amended revolving credit facility. As of March 31, 2006, there were letters of credit of approximately $2.6 million outstanding under the amended revolving credit facility. Borrowings under the amended revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate). We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the amended revolving credit facility. All obligations under the amended revolving credit facility are secured, subject to certain exceptions, by a first priority security interest in all of InSight’s, the co-borrowers’ and the guarantors’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the amended revolving credit facility; (v) products and cash and non-cash proceeds of the foregoing;

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

In January 2006, through InSight, we purchased an interest rate cap contract. The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.

The agreements governing our amended revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowing, capital expenditures, asset sales, dividend payments and certain other covenants. As of March 31, 2006, we were in compliance with these agreements. The agreements governing our amended revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

NEW PRONOUNCEMENTS

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05), which provides guidance on when a sole general partner should consolidate a limited partnership. A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership. The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership. Other substantive participating rights by the limited partners may also overcome the control presumption. We will be required to adopt the provisions of EITF 04-05 for all existing limited partnerships effective July 1, 2006. We are currently evaluating the impact this adoption will have on our consolidated financial statements.

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

In December 2004, FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS 123R requires expensing of the cost of employee services received in exchange for stock options and other share-based payments. SFAS 123R supersedes FASB’s earlier rule (SFAS 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only. SFAS 123R is effective and will be adopted in the first quarter of fiscal 2007. We plan to adopt SFAS 123R using the modified prospective method, whereby we will expense the remaining portion of the requisite service under previously granted unvested stock options outstanding as of July 1, 2006 and new share-based payment awards granted or modified after July 1, 2006. We intend to use the Black-Scholes valuation method to estimate the fair value of our options. We do not believe that the impact of adopting SFAS 123R would be materially different than the pro-forma disclosures under SFAS 123.

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

Our market risk exposure relates primarily to interest rates, where we will periodically use interest rate swaps to hedge variable interest rates on our indebtedness. We do not engage in activities using complex or highly leveraged instruments

Interest Rate Risk

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

In January 2006, through InSight, we purchased an interest rate cap contract. The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations. The counterparty to the contract is a major financial institution and we expect the counterparty to be able to perform its obligations under the contract.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of March 31, 2006, and after giving effect to our interest rate cap contract discussed above, a 1% increase or decrease in interest rates on our $299.1 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.3 and $3.0 million, respectively. The weighted-average interest rate on our floating debt as of March 31, 2006 was approximately 9.922%.

We also have outstanding $194.5 million of Fixed Rate Notes, which mature in November 2011 and bear interest at 9.875%, payable semi-annually. The fair value of our Fixed Rate Notes as of March 31, 2006 was approximately $105.0 million.

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

ITEM 4.                             CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1A.                    RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial health.

As of March 31, 2006, we had total indebtedness of approximately $504.7 million. Our substantial indebtedness could have important consequences to us. For example, it could:

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

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of March 31, 2006 of approximately $152.2 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of March 31, 2006 of approximately $314.2 million. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions. The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, which rise and fall upon changes in interest rates. At March 31, 2006, approximately 59.3% of our debt was variable rate debt; however, in January 2006, we entered into a two year interest rate cap contract with a notional amount of $100 million. During the two year term of this contract our exposure on variable rate debt is reduced by $100 million, or to approximately 39.5% of our debt. Increases in interest rates would also impact the refinancing of our fixed rate debt. If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For the nine months ended March 31, 2006, we derived approximately 56% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 44% of our revenues generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

Certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and third-party payors are continuing to monitor reimbursement for diagnostic imaging services. A third-party payor has instituted a requirement of participation that requires freestanding imaging center providers to be multi-modality and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by numerous additional third-party payors would have a material adverse impact on our financial condition and our results of operations.

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

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005. Although the effect on us of this rate reduction has been minimal, on a long-term basis, this will have a negative impact on our PET and PET/CT revenues as more hospital customers (both existing and future) negotiate lower rates with us. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have lowered and may continue to lower, our fees to retain existing PET and PET/CT customers and attract new ones. Any further modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and our operations since hospitals will seek to offset such additional modifications.

In August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2005, CMS announced that these proposed regulations would not be finalized for 2006, but CMS will study them further. The implementation of these regulations would adversely impact our financial condition and results of operations since our hospital customers will seek to offset their reduced reimbursement through lower rates with us. If third-party payors reduce the amount of their payments to our customers, our customers will likely seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, physician groups and other healthcare providers that we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones. These reductions would have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

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

The Deficit Reduction Act of 2005, or DRA, was signed into law by President Bush in February 2006. The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government. The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. These reductions will become effective on January 1, 2007. The DRA provides for continuation of the reduction in reimbursement for multiple images on contiguous body parts discussed above, commencing on January 1, 2006. We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations. An analysis regarding the effect of the Medicare reimbursement reductions is presented elsewhere in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We do not know to what extent other third-party payors may propose similar reimbursement reductions. We have received notice or indications from a few third-party payors that they intend to implement the reduction for multiple images on contiguous body parts and additional payors may propose to implement this reduction as well. If additional third-party payors were to propose such reductions, and such proposals were implemented, it would further negatively affect our financial condition and results of operations.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial results would be adversely affected.

Our financial results depend on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year. Our mobile facility contract renewal rate was 82% for the nine months ended March 31, 2006. We may not, however, achieve these renewal rates in the future. To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller, which have lower procedure volumes. In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment. Although the planned reductions in reimbursement under the Medicare physician fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their agreements with us and instead purchase or lease their own diagnostic imaging equipment. This would adversely affect our financial condition and results of operations. Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our financial condition and results of operations.

We have experienced, and will continue to experience, competition from hospitals, physician groups, other diagnostic imaging companies and this competition could adversely affect our revenues and our business.

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We have encountered and we will continue to encounter competition from hospitals and physician groups that purchase their own diagnostic imaging equipment from equipment manufacturers who provide low-cost financing. Some of our direct competitors may have access to greater financial resources than we do. If we are unable to successfully compete, our customer base would decline and our financial condition and results of operations would be adversely affected.

Managed care organizations may limit healthcare providers from using our services, causing us to lose procedure volume.

Our fixed-site centers are principally dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties. Our eligibility to provide service in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s managed care organization. We currently have more than 1,000 contracts with managed care organizations for diagnostic imaging services provided at our fixed-site centers. Despite having a large number of contracts with managed care organizations, healthcare providers may be inhibited from referring patients to us in cases where the patient is not associated with one of the managed care organizations with which we have contracted. The loss of patient referrals causes us to lose procedure volume which adversely impacts our revenues. A significant decline in referrals would have a material adverse effect on our financial condition and results of operations.

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

To protect against possible professional liability from malpractice claims, we maintain professional liability insurance in amounts that we believe are appropriate in light of the risks and industry practice. However, if we are unable to maintain insurance in the future at an acceptable cost or at all or if our insurance does not fully cover us in the event a successful claim was made against us, we could incur substantial losses. Any successful malpractice or other professional liability claim made against us not fully covered by insurance could be costly to defend against, result in a substantial damage award against us and divert the attention of our management from our operations, which could have a material adverse effect on our financial condition and results of operations.

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

We may be unable to generate revenue when our equipment is not operational.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging equipment. Our warranties and maintenance contracts do not compensate us for the loss of revenue when our systems are not fully operational. Equipment manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our revenue could decline and our ability to provide services would be harmed.

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

If we fail to comply with various licensure, certification and accreditation standards we may be subject to loss of licensure, certification or accreditation which would adversely affect our operations.

All of the states in which we operate require that technologists who operate our CT, PET/CT and PET systems be licensed or certified. Also, each of our fixed-site centers must continue to meet various requirements in order to receive payments from Medicare. In addition, our mobile facilities and our fixed-site center in Chattanooga, Tennessee are currently accredited by the Joint Commission on Accreditation of Healthcare Organizations, or JCAHO, an independent, non-profit organization that accredits various types of healthcare providers, such as hospitals, nursing homes, outpatient ambulatory care centers and diagnostic imaging providers. If we were to lose JCAHO accreditation for our mobile facilities, it could adversely affect our mobile operations because some of our mobile customer contracts require JCAHO accreditation and one of our primary competitors is JCAHO accredited.

Managed care providers prefer to contract with accredited organizations. In addition, some of our hospital customers require our mobile facilities to maintain JCAHO accreditation. Any lapse in our licenses, certifications or accreditations, or those of our technologists, or the failure of any of our fixed-site centers to satisfy the necessary requirements under Medicare could adversely affect our financial condition and results of operations.

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

Date: May 11, 2006

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