Form 10-K
period 2006-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2006-09-27
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of December 31, 2005 (based on the price at which the common stock was valued on that date) was $46,103.  The number of shares outstanding of the Registrant’s common stock as of August 31, 2006 was 5,468,814.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.                         BUSINESS

OVERVIEW

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this annual report on Form 10-K, or Form 10-K, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “InSight” in this Form 10-K mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Corp.

We are a nationwide provider of diagnostic imaging services through our integrated network of fixed-site centers and mobile facilities which are focused in core markets throughout the United States. Our services include magnetic resonance imaging, or MRI, positron emission tomography, or PET, computed tomography, or CT, and other technologies. These services are noninvasive techniques that generate representations of internal anatomy on film or digital media which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 69% of our total revenues from MRI services during the year ended June 30, 2006, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound, lithotripsy and x-ray.

As of June 30, 2006, our network consists of 116 fixed-site centers and 108 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance. We do not engage in the practice of medicine.  We have two reportable segments:  mobile operations and fixed operations.  Our mobile operations include 32 parked mobile facilities, each of which serves a single customer.  Our fixed operations include four mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 16 to the consolidated financial statements, which are a part of this Form 10-K.

Historically, we pursued a strategy that was largely focused on growth through the acquisition of imaging businesses in various parts of the country.  We are in the process of implementing a strategy based on core markets.  A core market strategy may allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market will be based on many factors and not just the number of fixed-site centers or mobile facilities in an area.  Other factors would include, without limitation, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions.  We expect that this strategy will result in us exiting some markets while increasing our presence in others, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers.

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

Fixed-Site Business

Our fixed-site centers provide a full spectrum of diagnostic imaging services to patients, physicians, insurance payors and managed care organizations.  Of our 116 fixed-site centers, 73 offer MRI services exclusively and three offer either PET or CT exclusively.  Our remaining 40 fixed-site centers are multi-modality sites typically offering MRI and one or more of PET, CT, x-ray, mammography, ultrasound, nuclear medicine, bone densitometry and nuclear cardiology. Diagnostic services are provided to a patient upon referral by a physician.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations. Our fixed-site centers provide the equipment and technologists for the procedures, contract with radiologists to interpret the procedures, and bill payors directly.  We have more than 1,000 managed care contracts with managed care organizations at our fixed-site centers.  These managed care contracts often last for a period of multiple years because (1) they do not have specific terms or specific termination dates or (2) they contain annual “evergreen” provisions that provide for the contract to automatically renew unless either party terminates the contract.

In addition to our independent facilities, we enter into joint ventures with hospitals, pursuant to which the hospital outsources its radiology function (primarily MRI) to us and we then install the appropriate imaging equipment on the hospital campus. Joint ventures are attractive to hospitals that lack the resources, management expertise or patient volume to provide their own imaging services or require incremental capacity. Joint ventures with hospitals provide us with partners capable of generating significant inpatient procedure volumes through fixed-site centers. Furthermore, our joint ventures allow us to charge a management and billing fee for supporting the day-to-day operations of the jointly owned centers.  Joint ventures with radiology groups provide us with a partner with established relationships in the fixed-site center’s surrounding community.

Mobile Business

Hospitals can access our diagnostic imaging technology through our network of 108 mobile facilities. We currently have contracts with more than 300 hospitals, physician groups and other healthcare providers. We enable hospitals, physician groups and other healthcare providers to benefit from our advanced equipment without investing their own capital directly.  Interpretation services are generally provided by the hospital’s radiologists or physician groups and not by us.

After reviewing the needs of our customers, route patterns, travel times, fuel costs and equipment utilization, our field managers implement planning and route management to maximize the utilization of our mobile facilities while controlling the costs to locate and relocate the mobile facilities. Our mobile facilities are scheduled for as little as one-half day and up to seven days per week at any particular site. We generally enter into one to five year-term contracts with our mobile customers under which they assume responsibility for billing and collections. We are paid directly by our mobile customers on a contracted amount for our services, regardless of whether they are reimbursed.

Our mobile business provides a significant advantage for establishing long-term arrangements with hospitals, physician groups and other healthcare providers and expanding our fixed-site business. We establish mobile routes in selected markets with the intent of growing with our customers. Our mobile facilities give us the flexibility to (1)

supplement fixed-site centers operating at or near capacity until volume has grown sufficiently to warrant additional fixed-site centers, and (2) test new markets on a short-term basis prior to establishing new mobile routes or opening new fixed-site centers. Our goal is to enter into long-term joint venture relationships with our mobile customers once the local market matures and sufficient patient volume is achieved to support a fixed-site center.

DIAGNOSTIC IMAGING TECHNOLOGY

Our diagnostic imaging systems consist of MRI systems, PET/CT systems, PET systems, CT systems, digital ultrasound systems, x-ray, mammography, radiography/fluoroscopy systems and bone densitometry.  Each of these types of imaging systems (other than x-ray) represents the marriage of computer technology and various medical imaging modalities. The following highlights our primary imaging systems:

Magnetic Resonance Imaging or MRI

MRI is a technique that involves the use of high-strength magnetic fields to produce computer-processed, three-dimensional, cross-sectional images of the body. The resulting image reproduces soft tissue anatomy (as found in the brain, breast tissue, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, not available by any other currently existing imaging modality, and without exposing patients to ionizing radiation.  MRI systems are classified into two classes, conventional MRI systems and Open MRI systems.  The structure of conventional MRI systems allows for higher magnet field strengths, better image quality and faster scanning times than Open MRI systems.  However, Open MRI systems are able to service patients who have access difficulties with conventional MRI systems, including pediatric patients and patients suffering from post-traumatic stress, claustrophobia or significant obesity.  A typical conventional MRI examination takes from 20 to 45 minutes.  A typical Open MRI examination takes from 30 to 60 minutes.  MRI generally reduces the cost and amount of care needed and often eliminates the need for invasive diagnostic procedures.  MRI systems are typically priced in the range of $0.9 million to $2.5 million each.

Positron Emission Tomography or PET

PET is a nuclear medicine procedure that produces pictures of the body’s metabolic and biological functions. PET can provide earlier detection as well as monitoring of certain cancers, coronary diseases or neurological problems than other diagnostic imaging systems. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. Interest in PET has increased due to several factors including a growing recognition by clinicians that PET is a powerful diagnostic tool, increased third-party payor coverage and the availability of the isotopes used for PET scanning.  PET/CT systems fuse together the results of a PET scan and CT scan, which makes it possible to collect both anatomical and biological information during a single procedure.  A typical PET or PET/CT examination takes from 20 to 60 minutes.  PET systems are typically priced in the range of $0.8 million to $1.2 million each. PET/CT systems are typically priced in the range of $1.8 million to $2.3 million each.

Computed Tomography or CT

In CT imaging, a computer analyzes the information received from x-ray beams to produce multiple cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs. A typical CT examination takes from five to 20 minutes.  CT systems are typically priced in the range of $0.7 million to $1.8 million each.

Other Imaging Technologies

•                  Ultrasound systems use, detect and process high frequency sound waves to generate images of soft tissues and internal body organs.

•                  X-ray is the most common energy source used in imaging the body and is now employed in conventional x-ray systems, CT and digital x-ray systems.

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

BUSINESS DEVELOPMENT

Our objective is to be the leading provider of diagnostic imaging services in our core markets.  Our efforts are focused on two components.

Firstly, we intend to maximize utilization of our existing facilities by:

•                  broadening our physician referral base and generating new sources of revenues through selective marketing activities;

•                  focusing our marketing efforts on attracting additional managed care customers;

•                  emphasizing quality of care and convenience to our customers;

•                  expanding current imaging applications of existing modalities to increase overall procedure volume; and

•                  maximizing cost efficiencies through increased purchasing power and continued reduction of expenses.

Secondly, we intend to implement our core market strategy by:

•                  developing new fixed-site centers, mobile routes, and joint ventures with hospitals or radiologists and making disciplined acquisitions where attractive returns on investment can be achieved and sustained; and

•                  selling or closing certain existing fixed-site centers, restructuring or terminating certain mobile routes and redeploying such capital to obtain more attractive returns.

Generally, these activities are aimed at increasing revenues and gross profit, maximizing utilization of existing capacity and increasing economies of scale.  Incremental gross profit resulting from such activities will vary depending on geographic location, whether facilities are mobile or fixed, the range of services provided and the strength of our joint venture partners.  We believe that implementing our core market strategy is a key factor in improving our operating results.

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

Federal False Claims Act: The federal False Claims Act and, in particular, the False Claims Act’s “qui tam” or “whistleblower” provisions  allow a private individual to bring actions in the name of the government alleging that a defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. Until the government makes a decision, the lawsuit is kept secret. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, in which case the individual’s counsel will have primary control over the prosecution, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers that is related to the whistleblower’s allegations. The percentage of the individual’s recovery varies, depending on whether the government intervened in the case and other factors.  In recent years the number of suits brought against healthcare providers by government regulators and private individuals has increased dramatically. In addition, various states are considering or have enacted laws modeled after the federal False Claims Act, penalizing false claims against state funds. If a whistleblower action is brought against us, even if it is dismissed with no judgment or settlement, we may incur substantial legal fees and other costs relating to an investigation.  Actions brought under the False Claims Act may result in significant fines and legal fees and distract our management’s attention, which would adversely affect our financial condition and results of operations.

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

Anti-kickback Statutes: We are subject to federal and state laws which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs. In addition, it is possible that private parties may file “qui tam” actions based on claims resulting from relationships that violate this statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services, or HHS, the courts and Congress of financial arrangements between healthcare providers and potential sources of referrals to ensure that such arrangements do not violate the anti-kickback provisions. HHS and the federal courts interpret “remuneration” broadly to apply to a wide range of financial incentives, including, under certain circumstances, distributions of partnership and corporate profits to investors who refer federal healthcare program patients to a corporation or partnership in which they have an ownership interest and payments for service contracts and equipment leases that are designed, even if only in part, to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. HHS has issued “safe harbor” regulations that set forth certain provisions which, if met, will assure that healthcare providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statutes. The safe harbors are narrowly drawn and some of our relationships may not qualify for any “safe harbor”; however, failure to comply with a “safe harbor” does not create a presumption of liability. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by regulatory authorities, we cannot be assured that law enforcement officials or others will not challenge our operations under these statutes.

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

In addition, in 1996, Congress created a new federal crime:  healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services, including those provided by private payors. A violation of this statute is a felony and may result in fines or imprisonment.

We believe that our operations materially comply with the CMP law and the healthcare fraud and false statements statutes. These prohibitions, however, are broadly worded and there is limited authority interpreting their parameters. Therefore, we can give no assurance that the government will not pursue a claim against us based on these statutes. Such a claim would divert the attention of management and could result in substantial penalties which could adversely affect our financial condition and results of operations.

Health Insurance Portability and Accountability Act: In 1996, Congress passed the Health Insurance Portability and Accountability Act, or HIPAA. Although the main focus of HIPAA was to make health insurance coverage portable, HIPAA has become a short-hand reference to new standards for electronic transactions and privacy and security obligations imposed on providers and others who handle personal health information. HIPAA requires healthcare providers to adopt standard formats for common electronic transactions with health plans, and to maintain the privacy and security of individual patients’ health information. The privacy standards went into effect on April 14, 2003, the electronic standards for transactions went into effect on October 16, 2003 and the security standards went into effect on April 20, 2005.  A violation of HIPAA’s standard transactions, privacy and security provisions may result in criminal and civil penalties, which could adversely affect our financial condition and results of operations.

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

The federal Stark Law prohibition is expansive, and its statutory language and implementing regulations are ambiguous. Consequently, the statute has been difficult to interpret. In 1995, the Centers for Medicare and Medicaid Services, or CMS, published final regulations interpreting the Stark prohibition as applied to clinical laboratory services.  In 2001, CMS published Phase I of the final Stark regulations relating to all designated health services (including clinical laboratory services) which went into effect in January 2002. On March 26, 2004, CMS published Phase II of the final Stark regulations which became effective in July 2004. Phase II included some additional regulatory exceptions and definitions providing more flexibility in some areas and more specificity in others, but did not extend designated health services to PET or nuclear medicine.  In November 2005, CMS published final regulations that designated PET, PET/CT and nuclear medicine as designated health services under Stark Law but delayed implementation until January 1, 2007.

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

We believe our operations materially comply with the federal and state physician self-referral laws. However, given the ambiguity of these statutes, the uncertainty of the regulations and the lack of judicial guidance on many key issues, we can give no assurance that the Stark Law or other physician self-referral regulations will not be interpreted in a manner that could adversely affect our financial condition and results of operations.

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

Radiologist and Facility Licensing: The radiologists with whom we contract to provide professional services are subject to licensing and related regulations by the states, including registrations to use radioactive materials. As a result, we require our radiologists to have and maintain appropriate licensure and registrations. In addition, some states also impose licensing or other requirements on us at our facilities and other states may impose similar requirements in the future. Some local authorities may also require us to obtain various licenses, permits and approvals. We believe that we have obtained all required licenses and permits; however, the criteria governing licensing or permitting may change or additional laws and licensing requirements governing our facilities may be enacted. These changes could adversely affect our financial condition and results of operations.

Liability Insurance: The hospitals, physician groups and other healthcare providers who use our diagnostic imaging systems are involved in the delivery of healthcare services to the public and, therefore, are exposed to the risk of liability claims. Our position is that we do not engage in the practice of medicine. We provide only the equipment and technical components of diagnostic imaging, including certain limited nursing services, and we have not experienced any material losses due to claims for malpractice. Nevertheless, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage. We maintain professional liability insurance in amounts we believe are adequate for our business of providing diagnostic imaging, treatment and management services. In addition, the radiologists or other healthcare professionals with whom we contract are required by such contracts to carry adequate medical malpractice insurance. Successful malpractice claims asserted against us, to the extent not covered by our liability insurance, could adversely affect our financial condition and results of operations.

Independent Diagnostic Treatment Facilities: CMS has established a category of Medicare provider referred to as Independent Diagnostic Treatment Facilities, or IDTFs. Imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups. Most of our fixed-site centers are IDTFs. In August 2006, CMS proposed new certification standards for IDTFs.  Although we expect our IDTFs to meet these new certification standards, CMS may increase its oversight to ensure compliance with the new standards.  In addition, IDTFs are being monitored by CMS, particularly with respect to physician supervision requirements.  If CMS exercises increased oversight of IDTFs, our financial condition and results of operations could be adversely affected.

Certificates of Need: Some states require hospitals and certain other healthcare facilities and providers to obtain a certificate of need, or CON, or similar regulatory approval prior to establishing certain healthcare operations or services, incurring certain capital projects and/or the acquisition of major medical equipment including MRI, PET and PET/CT systems. We believe that we have complied or will comply with applicable CON requirements in those states where we operate. Nevertheless, this is an area of continuing legislative activity, and CON and licensing statutes may be modified in the future in a manner that may have a material adverse effect on our financial condition and results of operations.

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

SALES AND MARKETING

We engage in marketing activities to obtain new sources of revenues, expand business relationships, grow revenues at existing facilities, and maintain present business alliances and contractual relationships. Marketing activities for our fixed operations include educating physicians on new applications and uses of the technology and customer service programs. In addition, we leverage our core market concentration to develop contractual relationships with managed care payors to increase patient volume. Marketing activities for our mobile business include direct marketing to hospitals and developing leads through current customers, equipment manufacturers, and other vendors. In addition, marketing activities for our mobile operations include contacting referring physicians associated with hospital customers and educating physicians.

COMPETITION

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Imaging, Inc., HEALTHSOUTH Corporation, Primedex Health Systems, Inc. doing business as Radnet, MedQuest, Inc., Radiologix, Inc., Shared Imaging and Otter Tail Corporation doing business as DMS Imaging.  Some of our direct competitors may have access to greater financial resources than we do.

Certain hospitals, particularly the larger or more financially stable hospitals, have and may be expected to directly acquire and operate imaging equipment on-site as part of their overall inpatient servicing capability, assume the associated financial risk, employ the necessary technologists and satisfy applicable CON and licensure requirements, if any.  Historically, smaller hospitals have been reluctant to purchase imaging equipment, but some have chosen to do so with attractive financing offered by equipment manufacturers.  Some physician practices have also established diagnostic imaging centers or purchased imaging equipment for their own offices, and we anticipate that others will as well

CUSTOMERS AND CONTRACTS

Our revenues are primarily generated from patient services and contract services. Patient services revenues are generally earned from services billed directly to patients or third-party payors (such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds) on a fee-for-service basis.   Patient services revenues and management fees are primarily earned through fixed-site centers. Contract services revenues are generally earned from services billed to a hospital, physician group or other healthcare provider, which include fee-for-service arrangements in which revenues are based upon a contractual rate per procedure and fixed fee contracts.  Contract services revenues are primarily earned through mobile facilities pursuant to contracts with a term from one to five years.  A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 80% for the year ended June 30, 2006.  However, we expect that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.

During the year ended June 30, 2006, approximately 56% of our revenues were generated from patient services and approximately 44% were generated from contract services.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

As of June 30, 2006, we owned or leased 271 diagnostic imaging and treatment systems, with the following classifications: 3.0 Tesla MRI, 1.5 Tesla MRI, 1.0 Tesla MRI, Open MRI, PET, PET/CT, CT and other technology.  Magnetic field strength is the measurement of the magnet used inside an MRI system.  If the magnetic field strength is increased the image quality of the scan is improved and the time required to complete scans is decreased.  Magnetic field strength on our MRI systems currently ranges from 0.2 to 3.0 Tesla.  Of our 169 conventional MRI systems, 155 have a magnet field strength of 1.5 Tesla, which is the industry standard magnet strength for conventional fixed and mobile MRI systems.

We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to any overcapacity in the marketplace. We continue to improve our equipment through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment in response to market demands.

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

INFORMATION SYSTEMS

Our internal information technology systems allow us to manage our operations, accounting and finance, human resources, payroll, document imaging, and data warehousing. Our primary operating system is the InSight Radiology Information System, or IRIS, our proprietary information system. IRIS provides front-office support for scheduling and administration of imaging procedures and back office support for billing and collections. Additional functionality includes workflow, transcription, and image management. In addition, we are installing new picture archiving and communication systems, or PACS, in our fixed-site centers for the management of diagnostic images. For the year ended June 30, 2006, we spent approximately $2.3 million on PACS installation.

COMPLIANCE PROGRAM

We have voluntarily implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare organizations. We have appointed a compliance officer who is charged with implementing and supervising our compliance program, which includes a code of ethical conduct for our employees and affiliates and a process for reporting regulatory or ethical concerns to our compliance officer, including a toll-free telephone hotline. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the HHS. An important part of our compliance program consists of conducting periodic reviews of various aspects of our operations. Our compliance program also contemplates mandatory education programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

EMPLOYEES

As of August 31, 2006, we had approximately 1,684 full-time, 122 part-time and 532 per diem employees.  None of our employees is covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

FORWARD-LOOKING STATEMENTS DISCLOSURE

This Form 10-K includes “forward-looking statements.”  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital projects, financing needs, debt repurchases, plans or intentions relating to acquisitions and new fixed-site developments, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information.  When used in this Form 10-K the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-K.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-K are set forth in this Form 10-K, including the factors described in Item 1A. “Risk Factors” below and the following:

•                  overcapacity and competition in our markets;

•                  reductions, limitations and delays in reimbursement by third-party payors;

•                  contract renewals and financial stability of customers;

•                  conditions within the healthcare environment;

•                  the potential for rapid and significant changes in technology and their effect on our operations;

•                  operating, legal, governmental and regulatory risks;

•                  economic, political and competitive forces affecting our business; and

•                  our ability to successfully integrate acquisitions.

If any of these risks or uncertainties materializes, or if any of our underlying assumptions is incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements.    We disclaim any intention or obligation to update or revise forward-looking statements to reflect future events or circumstances.

ITEM 1A.                    RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered.  If any of these risks actually occur, our financial condition and results of operations could be adversely affected.

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

As of June 30, 2006, we had total indebtedness of approximately $503.4 million.  Our substantial indebtedness could have important consequences to us. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our senior secured floating rate notes, our unsecured senior subordinated notes and our amended credit facility;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital projects, acquisitions and investments and other general corporate purposes;

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

The agreements governing our material indebtedness include a number of significant restrictive covenants.  These covenants could adversely affect us, and adversely affect investors, by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants will, among other things, restrict our ability to:

•                  incur more debt;

•                  create liens;

•                  pay dividends and make distributions or repurchase stock;

•                  make investments;

•                  merge or consolidate or transfer or sell assets; and

•                  engage in transactions with affiliates.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our debt instruments, the lenders may be able to elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.  Substantially all of our assets, other than those assets consisting of accounts receivables and related assets or cash accounts related to receivables, which are secured by our amended revolving credit facility, and a portion of InSight’s stock and the stock of its subsidiaries and our real estate, are subject to the liens in favor of the holders of our senior secured floating rate notes. This may further limit our flexibility in obtaining secured or unsecured financing in the future.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on or to refinance our obligations with respect to our indebtedness will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.

If we are unable to service our indebtedness or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our indebtedness and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of June 30, 2006 of approximately $148.0 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of June 30, 2006 of approximately $125.9 million.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At June 30, 2006, approximately 59.4% of our debt was variable rate debt; however, in January 2006, we entered into a two-year interest rate cap contract with a notional amount of $100 million.  During the two-year term of this contract our exposure on variable rate debt is reduced by $100 million, or to approximately 39.6%.  Increases in interest rates would also impact the refinancing of our fixed rate debt.  If interest rates are higher when our fixed debt becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our debt.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm our financial position.

For fiscal 2006 we derived approximately 56% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 44% of our revenues generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

Certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and third-party payors are continuing to monitor reimbursement for diagnostic imaging services.  A third-party payor has instituted a requirement of participation that freestanding imaging center providers be multi-modality and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by numerous additional third-party payors would have a material adverse impact on our financial condition and our results of operations.

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

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005. On a long-term basis, this rate reduction will have a negative impact on our PET and PET/CT revenues as more hospital customers (both existing and future) negotiate lower rates with us. Furthermore, under an August 2006 proposed rule for OPPS, expected to take effect January 1, 2007, technical fees for PET will be reduced further and PET/CT will be reimbursed at the same rate as PET, resulting in a significant reduction in reimbursement for PET/CT.  Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have lowered, and may continue to lower, our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET, such expanded application is unlikely to significantly offset the anticipated overall reductions in reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and our operations since hospitals will seek to offset such modifications.

In addition, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day.  Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2005, CMS announced that these proposed regulations would not be finalized for 2006, but CMS will study them further.  In August 2006, CMS published proposed regulations that further delay the implementation of this reimbursement methodology.  If these regulations are implemented, our financial condition and results of operations would be adversely affected since our hospital customers will seek to offset their reduced reimbursement through lower rates with us.  If third-party payors reduce the amount of their payments to our customers, our customers will likely seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, physician groups and other healthcare providers that we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones.  These reductions would have a significant adverse effect on our revenues and financial results by decreasing demand for our services or creating downward pricing pressure.

Services provided in non-hospital based freestanding facilities, including independent diagnostic treatment facilities, or IDTFs, are paid under the Medicare Part B fee schedule.  In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule.  CMS proposed phasing this rate reduction in over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, under proposed regulations published in August 2006, CMS is proposing not to implement the second phase of the rate reduction in 2007.

The Deficit Reduction Act of 2005, or DRA, was signed into law by President Bush in February 2006.  The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. These reductions will become effective on January 1, 2007.  We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations. An analysis regarding the effect of the Medicare reimbursement reductions is presented elsewhere in this Form 10-K under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Finally, in August 2006, CMS proposed an overall decrease of 5.1% in the Medicare Part B fee schedule beginning January 1, 2007.  The implementation of this decrease would further adversely impact our financial condition and results of operations.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

Trends affecting our actual or anticipated results may lead to charges that would adversely affect our results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we may from time to time be required to record charges in our results of operations.  For example we recorded non-cash impairment charges related to our goodwill and other intangible assets of approximately $190.8 million in the year ended June 30, 2006.  Depending on the severity of our anticipated negative financial trends, we may (1) have difficulty funding our capital projects, and (2) need to take additional impairment charges against our goodwill and other intangible assets, which represented approximately 30.9% of our consolidated assets as of June 30, 2006.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial results would be adversely affected.

Our financial results depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 80% for the year ended June 30, 2006.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  Although the reductions in reimbursement under the Medicare physician fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their agreements with us and instead acquire their own diagnostic imaging equipment.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our financial condition and results of operations.

We have experienced, and will continue to experience, competition from hospitals, physician groups and other diagnostic imaging companies and this competition could adversely affect our revenues and our business.

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers.  We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our operations must compete with physician groups, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment.  We have encountered and we will continue to encounter competition from hospitals and physician groups that purchase their own diagnostic imaging equipment.  Some of our direct competitors may have access to greater financial resources than we do. If we are unable to successfully compete, our customer base would decline and our financial condition and results of operations would be adversely affected.

Consolidation in the imaging industry could adversely affect our revenues and business.

We compete with several national and regional providers of diagnostic imaging services, as well as local providers.  As a result of the reimbursement reductions by Medicare and other third party payors, some of these competitors may consolidate their operations in order to obtain certain cost structure advantages and improve equipment utilization.  Recently, two fixed-site competitors agreed to consolidate and form a combined business that would be the largest national provider of fixed-site imaging services.  These consolidated companies could achieve certain advantages over us including increased financial and business resources, economies of scale, breadth of service offerings, and favored relationships with equipment vendors, hospital systems, leading radiologists and third party payors.  We may be forced to reduce our prices in an effort to retain and attract customers.  These pressures could adversely affect our financial condition and results of operations.

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

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems.   MRI and other diagnostic imaging systems are currently manufactured by numerous companies.   Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of our systems may be accelerated.  Other than ultra-high field MRI systems and 256-slice CT systems, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.   In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, and operating leases, we may be unable to maintain a competitive equipment base.  In addition, advancing technology may enable hospitals, physicians or other diagnostic service providers to perform procedures without the assistance of diagnostic service providers such as ourselves.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

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

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues.  Such expenses include, but are not limited to, debt service and capital lease payments, rent and operating lease payments, salaries, maintenance, insurance and vehicle operation costs.  As a result, a relatively small reduction in the prices we charge for our services or procedure volume could have a disproportionate negative effect on our financial condition and results of operations.

We may be subject to professional liability risks which could be costly and negatively impact our business and financial results.

We have not experienced any material losses due to claims for malpractice.  However, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage.  Successful malpractice claims asserted against us, to the extent not covered by our liability insurance, could have a material adverse affect on our financial condition and results of operations.  In addition to claims for malpractice, there are other professional liability risks to which we are exposed through our operation of diagnostic imaging systems, including liabilities associated with the improper use or malfunction of our diagnostic imaging equipment.

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

As part of our core market strategy, we have pursued, and may continue to pursue, selective acquisitions and arrangements through partnerships and joint ventures with hospitals and other healthcare providers.  Our acquisition and joint venture strategies require substantial capital which may exceed the funds available to us from internally generated funds and our available financing arrangements.  We may not be able to raise any necessary additional funds through bank financing or through the issuance of equity or debt securities on terms acceptable to us, if at all.

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

Our corporate headquarters and a material portion of our fixed-site centers are located in California, which has a high risk for earthquakes.  Depending upon its magnitude, an earthquake could severely damage our facilities or prevent potential patients from traveling to our centers.  Damage to our equipment or any interruption in our business would adversely affect our financial condition and results of operations.  While we presently carry earthquake insurance in amounts we believe are appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes.  In addition, we may discontinue earthquake insurance on some or all of our facilities in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged facilities as well as the anticipated future cash flows from those facilities.

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

ITEM 3.                           LEGAL PROCEEDINGS

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective.  We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

On February 3, 2004, Southwest Outpatient Radiology, P.C, or SWOR, filed a Summons and Complaint against InSight Health Corp., one of InSight’s subsidiaries, in the Superior Court, Maricopa County, Arizona, for Declaratory Relief seeking a declaration as to the meaning and effect of a certain provision of the professional services agreement, or PSA, pursuant to which SWOR provided professional services at InSight’s facilities in Phoenix, Arizona.  SWOR claimed the PSA provided a right of first refusal to provide professional services at any center InSight acquired in Maricopa County.  InSight believes and it was intended that the provision related only to “de novo” centers which InSight developed.  In April 2004, InSight acquired the stock of Comprehensive Medical Imaging, Inc., which owned and operated 21 fixed-site centers, six of which were located in Maricopa County, pursuant to a stock purchase agreement.

Prior to signing the stock purchase agreement, InSight gave SWOR 180 days notice to terminate the PSA in accordance with the PSA.  SWOR claimed that the PSA had already terminated due to InSight’s breach of the right of first refusal provision.  InSight answered the Summons and Complaint and was cooperating with SWOR in expediting discovery and an early trial when SWOR decided to abandon the Declaratory Relief action and on April 20, 2004, SWOR filed a First Amended Complaint claiming breach of contract, anticipatory breach of contract, negligent misrepresentation, breach of covenant of good faith and fair dealing, intentional interference with contract, breach of fiduciary duty, declaratory relief and unspecified compensatory and punitive damages, prejudgment interest, and attorneys fees. We have answered the First Amended Complaint and discovery has commenced and is on-going.   We are vigorously defending this lawsuit and believe that SWOR’s claims are without merit.  We are unable to predict the outcome of this lawsuit.

In August 2003, InSight entered into a series of agreements and acquired a joint venture interest through a limited liability company it formed called Kessler Imaging Associates, LLC, or KIA, in a CT fixed-site center in Hammonton, New Jersey.  KIA is owned 55% by InSight and 45% by Bernard Neff, M.D., or Dr. Neff.  KIA manages Kessler CAT Scan Associates, LLC, which provides CT, and mobile MRI and PET (using InSight mobile facilities) services to inpatients of William B. Kessler Memorial Hospital, or Hospital, and community outpatients.  Dr. Neff provides radiology services at the Hospital and to the outpatients.  InSight does not control billing and collections to the Hospital for inpatients or to third party payors for outpatients.  Dr. Neff performs that function.

Management at the Hospital changed in 2005, and in late 2005 the Hospital notified the parties that it was “voiding” all the agreements because the prior management had no authority to execute the agreements and stopped paying for the inpatient services.  Immediately after the agreements were allegedly “voided,” Dr. Neff filed an arbitration claim against the Hospital, for among other things, collection of outstanding amounts owed by the Hospital for services previously rendered.  The Hospital has challenged Dr. Neff’s efforts to proceed with arbitration efforts in the New Jersey courts.  The appellate division granted a stay motion, so the arbitration has been stayed pending oral argument, which has not yet been held and no decision has yet been rendered.  Until the appellate court rules, matters in the arbitration cannot go forward.

On March 8, 2006, InSight filed suit in the United States District Court for the District of New Jersey against the Hospital.  By the Complaint, InSight has asserted claims for fraud and seeks in excess of $4 million in compensatory damages plus additional amounts for punitive damages.  The Hospital has denied the substantive allegations against it.

The Hospital in turn filed a Counterclaim against InSight.  Initially, we moved to dismiss that Counterclaim for failure to state a claim and for failure to comply with pleading requirements.  Before that Motion could be ruled upon, the Hospital filed an Amended Counterclaim.  By the Amended Counterclaim, the Hospital asserts that InSight engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that InSight aided and abetted  Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that InSight conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration.  By the Amended Counterclaim, the Hospital seeks compensatory damages of not less than $5 million and punitive damages of not less than $10 million.  We have moved to dismiss, and the motion remains pending at the present time.  We have also answered the Amended Counterclaim, denying all of the substantive allegations.  InSight intends to vigorously prosecute its case against the Hospital and defend the Hospital’s claims.

On September 13, 2006, the Hospital filed a voluntary bankruptcy petition under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case and the arbitration have been stayed by operation of law.

ITEM 4.                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2006, stockholders holding approximately 99.9% of our outstanding common stock, acting pursuant to a written consent, elected Michael N. Cannizzaro, Kenneth M. Doyle, David W. Dupree, Bret W. Jorgensen, Steven G. Segal, Mark J. Tricolli and Edward D. Yun as our directors to serve until the next annual meeting of stockholders and until each director’s successor is qualified and elected.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is not publicly traded on any exchange or in any market.  At August 31, 2006, we had six record holders of our common stock.  We have never paid a cash dividend on our common stock and do not expect to do so in the foreseeable future.  The agreements governing our material indebtedness obligations contain restrictions on our ability to pay dividends on our common stock.

Information regarding securities authorized for issuance under our equity compensation plans is set forth under Item 12.  “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The selected consolidated financial data presented as of and for the years ended June 30, 2006, 2005, 2004, 2003 and 2002 has been derived from our audited consolidated financial statements.  The selected consolidated financial data presented for the period from July 1, 2001 to October 17, 2001 has been derived from the audited consolidated financial statements of InSight.  The information in the following table should be read together with our audited consolidated financial statements and related notes, and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

	Company					Predecessor
						Period from
						July 1 to
	Years Ended June 30,					October 17,
	2006	2005	2004	2003	2002 (1)	2001
	(Amounts in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$306,298	$316,873	$290,884	$237,752	$155,407	$63,678
Gross profit	35,026	48,716	57,463	57,708	39,823	17,991
Interest expense, net	50,754	44,860	40,682	37,514	32,546	6,321
Net (loss) income (2)(3)(4)	(210,218)	(27,217)	2,924	4,922	9	(4,648)

	June 30,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Working capital	$34,550	$36,068	$48,116	$32,580	$35,907
Property and equipment, net	181,026	209,461	242,336	219,121	172,056
Goodwill and other intangible assets	125,936	314,989	319,463	260,292	234,644
Total assets	408,204	624,523	675,631	577,317	499,401
Total long-term liabilities	504,360	512,608	537,177	442,484	378,234
Stockholders’ (deficit) equity	(141,893)	67,724	94,941	91,614	87,376

(1)                                  Includes the results of operations of InSight from the date we acquired it.

(2)                                  Includes an acquisition related compensation charge of $15.6 million in the period from July 1, 2001 to October 17, 2001.

(3)                                  No cash dividends have been paid on our or InSight’s common stock for the periods indicated above.

(4)                                  Includes impairment charges related to our goodwill and other intangible assets of $190.8 million for the year ended June 30, 2006.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that reflect our plans, estimates and beliefs, and which involve risks, uncertainties and assumptions. Please see “Forward-Looking Statements Disclosure” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under the headings “Forward-Looking Statements Disclosure” and Item 1A. “Risk Factors”.

Overview

We are a nationwide provider of diagnostic imaging services through our integrated network of fixed-site centers and mobile facilities which are focused in core markets throughout the United States.  Our services include magnetic resonance imaging, or MRI, positron emission tomography, or PET, computed tomography, or CT, and other technologies.  These services are noninvasive techniques that generate representations of internal anatomy on film or digital media which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states and are primarily concentrated in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 69% of our total revenues from MRI services during the year ended June 30, 2006, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound, lithotripsy and x-ray.

As of June 30, 2006, our network consists of 116 fixed-site centers and 108 mobile facilities.  This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers, including healthcare providers, such as hospitals and physicians, and payors such as managed care organizations, Medicare, Medicaid and insurance companies.  Our operations consist of two reportable segments, mobile operations and fixed operations.  Our mobile operations include 32 parked mobile facilities, each of which serves a single customer.  Our fixed operations include four mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 16 to the consolidated financial statements, which are a part of this Form 10-K.

We are in the process of implementing a strategy based on core markets.  A core market strategy may allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market will be based on many factors and not just the number of fixed-site centers or mobile facilities in an area.  Other factors would include, without limitation, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions.  We expect that this strategy will result in us exiting some markets while increasing our presence in others, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers.

Growth in the diagnostic imaging industry has been and will continue to be driven by (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET and PET/CT and (3) expanding applications of CT, MRI and PET technologies.

Executive Summary

As described in greater detail elsewhere in this Form 10-K, our business faces many challenges.  Some of these challenges are unique to our business, while other challenges are industry-wide.  Our revenues for the year ended June 30, 2006, decreased by approximately 3.3%, as compared to the year ended June 30, 2005.  Moreover, our costs of operations, corporate operating expenses and interest expense rose during the same period.  For the year ended June 30, 2006, our Adjusted EBITDA decreased approximately 19.3% as compared to the year ended

June 30, 2005 (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Financial Condition, Liquidity and Capital Resources” below).  This 19.3% decline in Adjusted EBITDA was preceded by an approximate 5.7% decline in Adjusted EBITDA for the year ended June 30, 2005 compared to the year ended June 30, 2004.  This decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past eight fiscal quarters.  We anticipate that this negative trend in Adjusted EBITDA will continue and will be exacerbated by the anticipated adverse effects of planned Medicare reimbursement reductions under the Deficit Reduction Act of 2005, or DRA, as discussed in “Reimbursement” below.   To the extent the regulations CMS proposed in August 2006 take effect, this negative trend will be further adversely affected.

Because we expect the decline in Adjusted EBITDA to continue due to the negative trends discussed below and the planned Medicare reimbursement reductions under the DRA, we determined that an interim impairment analysis of the fair value of our two reporting units (mobile and fixed) should be performed in accordance with generally accepted accounting principles.  We completed our analysis of the fair value of our reporting units utilizing the assistance of an independent valuation firm.  The audit committee of InSight’s board of directors (1) concluded that impairments had occurred and (2) ratified management’s determination that impairment charges were appropriate.  Accordingly, we recorded impairment charges related to our goodwill and other intangible assets of approximately $190.8 million.  This resulted in a net loss of approximately $210.2 million for the year ended June 30, 2006, compared to a net loss of approximately $27.2 million for the year ended June 30, 2005.  The impairment charges are a reduction in the carrying value of goodwill and other intangible assets at our reporting units (approximately $126.8 million for our fixed reporting unit and approximately $64.0 million for our mobile reporting unit).  The impairment charges are non-cash charges and will not result in future cash expenditures.  See “Critical Accounting Policies and Estimates” below.

We have attempted to implement, and will continue to develop and implement, various revenue enhancing and cost reduction initiatives; however, such initiatives have produced minimal improvements to date, and reversing the negative trend will be a significant challenge because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions by Medicare and other third party payors.  Depending on the severity of the anticipated negative trend in Adjusted EBITDA, we may (1) have difficulty funding our capital projects, and (2) need to take additional impairment charges against our goodwill and other intangible assets, which represented approximately 30.9% of our consolidated assets as of June 30, 2006.

Acquisitions

On April 1, 2004, we acquired the stock of Comprehensive Medical Imaging, Inc., or CMI, a subsidiary of Cardinal Health, Inc., which owned and operated 21 fixed-site centers located in California, Arizona, Texas, Kansas, Pennsylvania and Virginia.  The aggregate purchase price for these centers was approximately $48.6 million.  We refer to this acquisition as the CMI acquisition.  On August 1, 2003, we acquired 22 mobile facilities primarily operating in the Mid-Atlantic states from CDL Medical Technologies, Inc.  The aggregate purchase price for these facilities was approximately $49.9 million.  We refer to this acquisition as the CDL acquisition.  These acquisitions significantly expanded our presence in the Phoenix and Northern California markets and the Mid-Atlantic states.  The aggregate cost of the CMI and CDL acquisitions totaled $98.5 million, none of which was assumed debt.  We funded the consideration through (1) our former credit facility and (2) $25 million in a private placement of 9 7/8% senior subordinated notes due November 2011.

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

Dispositions

In June 2006, we closed a fixed-site center in Bala Cynwyd, Pennsylvania, resulting in a charge of approximately $0.3 million.  In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut, which resulted in a $1.0 million loss in associated goodwill.  Also in December 2005, we closed two fixed-site centers in Chicago, Illinois and Coraopolis, Pennsylvania.  In August 2005, we closed a fixed-site center in Lemont, Illinois.  In May 2005, we sold our joint venture interest in a fixed-site center in Valparaiso, Indiana, which resulted in a net gain on sale of approximately $0.5 million.  In April 2005, we sold a fixed-site center in Overland Park, Kansas, which resulted in a loss on sale of approximately $0.8 million.  In March 2005, we sold our joint venture interest in a fixed-site center in Marina Del Rey, California, which resulted in a gain on sale of approximately $0.1 million.  In December 2003, we sold a fixed-site center in Hobart, Indiana, which resulted in a gain on sale of approximately $2.1 million.

Segments

We have two reportable segments, fixed operations and mobile operations:

Fixed Operations:  Generally, our fixed operations consist of freestanding imaging centers which we refer to as fixed-site centers.  Revenues at our fixed-site centers are primarily generated from services billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, which we generally refer to as our patient services revenues and management fees.  Revenues from our fixed operations have been and will continue to be driven by the growth in the diagnostic imaging industry discussed above and are dependent on our ability to:

•                  attract patient referrals from physician groups and hospitals;

•                  maximize  procedure volume;

•                  maintain our existing contracts and enter into new ones with managed care organizations and commercial insurance carriers; and

•                  acquire or develop new fixed-site centers.

Mobile Operations:  Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Revenues from our mobile operations are primarily generated from fee-for-service arrangements and fixed fee contracts billed directly to our customers, which we generally refer to as contract services revenues.  Revenues from our mobile operations have been and will continue to be driven by the growth in the diagnostic imaging industry and are dependent on our ability to:

•                  establish new mobile customers within our core markets;

•                  structure efficient mobile routes that maximize equipment utilization and reduce vehicle operations costs; and

•                  renew existing contracts with our mobile customers.

Negative Trends

Our fixed and mobile operations have been and will continue to be adversely affected by the following negative trends:

•                  overcapacity in the diagnostic imaging industry;

•                  reductions in reimbursement from certain third-party payors including planned reductions from Medicare;

•                  reductions in compensation paid by our mobile customers;

•                  competition from other mobile providers;

•                  competition from equipment manufacturers which have caused some of our referral sources, some of our mobile customers, and our mobile customers’ referral sources to invest in their own diagnostic imaging equipment; and

•                  industry-wide increases in salaries and benefits for technologists.

Reimbursement

Medicare. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Providers are paid by the federal government in accordance with regulations promulgated by the HHS and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full. Since 1983, hospital inpatient services have been reimbursed under a prospective payment system. Hospitals receive a specific prospective payment for inpatient treatment services based upon the diagnosis of the patient.

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

In November 2004, CMS announced a 21% reduction in hospital reimbursement rates for PET, effective January 1, 2005. On a long-term basis this rate reduction will have a negative impact on our PET and PET/CT revenues as more hospital customers (both existing and future) negotiate lower rates with us. Furthermore, under an August 2006 proposed rule for OPPS, expected to take effect January 1, 2007, technical fees for PET will be reduced further and PET/CT will be paid at the same rate as PET, resulting in a significant reduction in reimbursement for PET/CT.  Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones; however, CMS has announced that it will reimburse for additional PET procedures, including for Alzheimer’s disease and cervical cancer.  Although CMS continues to expand reimbursement for new applications of PET, such expanded application is unlikely to significantly offset the anticipated overall reductions in PET reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

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

Services provided in non-hospital based freestanding facilities, such as IDTFs, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule.  CMS proposed phasing in this rate reduction in over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, under proposed regulations published in August 2006, CMS is proposing not to implement the second phase of the rate reduction in 2007.

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

We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations.  For our fiscal year ended June 30, 2006, Medicare revenues represented approximately $34 million, or approximately 11% of our total revenues for such period.  If both reimbursement reductions had been in effect during that period, we estimate that our total revenues would have been reduced by approximately $9.0 million, or 2.9% (the relative impact of the contiguous body parts reimbursement reduction and the lower of OPPS or the Medicare Part B fee schedule reimbursement reduction would have been approximately $1.0 million and $8.0 million, respectively).  We would expect to experience comparable reductions in our Medicare revenues in the future when the DRA is implemented, however; because our fiscal year ends June 30, our financial statements will not reflect the full effect of these reductions until our fiscal year ending June 30, 2008.  Our assumptions in reaching the foregoing estimate include the following:

•                  we did not consider our mobile operations (for the fiscal year ended June 30, 2006, approximately 1% of our patient services revenues were from our mobile operations);

•                  we sampled data from prior periods, but not for the quarter ended June 30, 2006 because we believe the actual payor mix and imaging procedures performed had not changed materially;

•                  we analyzed only our consolidated partnerships; and

•                  we assumed that the full 25% contiguous body parts reimbursement reduction was in effect.

Our actual payor mix and imaging procedures performed during future periods may be different from the sample periods.  The foregoing estimates do not include any reductions that would result if third-party payors other than Medicare implement comparable reductions.

Finally, in August 2006, CMS proposed an overall decrease of 5.1% in the Medicare Part B fee schedule beginning January 1, 2007.  The implementation of this decrease would further adversely impact our financial condition and results of operations.

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

Managed Care. Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, if Medicare reimbursement is reduced, we believe that managed care organizations may also reduce or otherwise limit reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our financial condition and results of operations.  The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

Revenues

We earn revenues by providing services to patients, hospitals and other healthcare providers.  Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and worker’s compensation funds, collectively payors.  Patient services revenues also include balances due from patients, which are primarily collected at the time the procedure is performed.  Our charge for a procedure is comprised of charges for both the technical and professional components of the service.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.  Our billing system does not generate contractual adjustments.  Contractual adjustments are manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors.  Contractual adjustments are written off against their corresponding asset account at the time payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.  We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, we have recently entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services on an agreed upon contractual rate. With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.  Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed.  Most third-party payors require preauthorization before an MRI, PET, or PET/CT procedure is performed on a patient.

We refer to our revenues from hospitals, physician groups and other healthcare providers as contract services revenues.  Contract services revenues are primarily generated from fee-for-service arrangements, fixed fee contracts and management fees billed to the hospital, physician group or other healthcare provider.  Contract services revenues are generally billed to our customers on a monthly basis.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.  Revenues are affected by the timing of holidays, patient and referring physician vacation schedules and inclement weather.

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

The following illustrates our payor mix based on revenues for the year ended June 30, 2006:

Percent of Total Revenues
Hospitals, physician groups, and other healthcare providers (1)	45%
Managed care and insurance	38%
Medicare	11%
Medicaid	3%
Workers’ compensation	2%
Other, including self-pay patients	1%

(1)                            No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of June 30, 2006, our days sales outstanding for trade accounts receivables on a net basis was 52 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of June 30, 2006 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total

Hospitals, physicians groups and other healthcare providers	$11,721	$6,409	$1,229	$447	$407	$20,213
Managed care and insurance	20,922	8,341	4,414	2,660	9,844	46,181
Medicare/Medicaid	6,545	1,846	993	807	3,419	13,610
Workers’ compensation	1,121	754	489	372	2,424	5,160
Other, including self-pay patients	310	168	152	178	—	808
Trade accounts receivables	40,619	17,518	7,277	4,464	16,094	85,972

Less: Allowances for professional fees	(4,247)	(1,631)	(840)	(564)	(2,500)	(9,782)
Allowances for contractual adjustments	(13,470)	(4,859)	(2,637)	(231)	(1,515)	(22,712)
Allowances for doubtful accounts	(381)	(204)	(45)	(1,916)	(7,242)	(9,788)
Trade accounts receivables, net	$22,521	$10,824	$3,755	$1,753	$4,837	$43,690

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

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Years Ended June 30,
	2006	2005	2004

REVENUES	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	64.6	61.4	58.0
Provision for doubtful accounts	1.7	1.8	1.7
Equipment leases	1.1	0.7	0.3
Depreciation and amortization	21.2	20.7	20.2
Total costs of operations	88.6	84.6	80.2

Gross profit	11.4	15.4	19.8

CORPORATE OPERATING EXPENSES	(7.7)	(5.8)	(5.6)
(LOSS) GAIN ON SALES OF CENTERS	—	—	0.7
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.0	0.8	0.8
INTEREST EXPENSE, net	(16.6)	(14.2)	(14.0)
GAIN ON REPURCHASE OF NOTES PAYABLE	1.0	—	—
LOSS ON DISSOLUTION OF PARTNERSHIP	(0.3)	—	—
IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	(62.3)	—	—

(Loss) income before income taxes	(73.5)	(3.8)	1.7

(BENEFIT) PROVISION FOR INCOME TAXES	(4.8)	4.8	0.7

Net (loss) income	(68.6)%	(8.6)%	1.0%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2006	2005	2004

Fixed operations	$191,637	$196,482	$176,763
Mobile operations	114,661	120,391	114,121
Total	$306,298	$316,873	$290,884

Years Ended June 30, 2006 and 2005

Revenues:  Revenues decreased approximately 3.3% from approximately $316.9 million for the year ended June 30, 2005, to approximately $306.3 million for the year ended June 30, 2006.  This decrease was due to lower revenues from our fixed operations (approximately $4.9 million) and from our mobile operations (approximately $5.7 million).  Revenues from our fixed operations and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the year ended June 30, 2006.

Revenues from our fixed operations decreased approximately 2.5% from approximately $196.5 million for the year ended June 30, 2005, to approximately $191.6 million for the year ended June 30, 2006.  This decrease was due primarily to (1) a loss of revenues from the centers we sold, deconsolidated or closed during fiscal 2006 and 2005 (approximately $5.9 million) and (2) lower revenues from our existing fixed-site centers (approximately $1.5 million), partially offset by (1) higher revenues from changes in payment arrangements with certain radiologists (approximately $2.1 million) and (2) increased revenues from the acquisition of a fixed-site center in San Ramon, California in March 2006 (approximately $0.4 million).  Revenues have been and will continue to be adversely affected by the negative trends described above.

Revenues from our mobile operations decreased approximately 4.7% from approximately $120.4 million for the year ended June 30, 2005, to approximately $114.7 million for the year ended June 30, 2006.  This decrease was partially due to the dissolution of a mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $1.4 million) and lower revenues from our existing mobile facilities (approximately $4.4 million).  This decrease was due to lower MRI and lithotripsy revenues, partially offset by an increase in PET/CT revenues.  Our mobile operations revenues were also adversely affected by Hurricanes Katrina, Rita and Wilma (approximately $0.2 million).  Revenues have been and will continue to be adversely affected by the negative trends described above.

Approximately 56% of our total revenues for the year ended June 30, 2006 were generated from patient services revenues.  Primarily all patient services revenues were earned from our fixed operations for the year ended June 30, 2006.  Approximately 44% of our total revenues for the year ended June 30, 2006, were generated from contract services revenues.  Contract services revenues from fixed operations and mobile operations represented approximately 15% and 85%, respectively, of total contract services revenues for the year ended June 30, 2006.

Costs of Operations:  Costs of operations increased approximately 1.2% from approximately $268.2 million for the year ended June 30, 2005, to approximately $271.3 million for the year ended June 30, 2006.  This increase was due primarily to higher costs in our fixed operations (approximately $4.3 million), partially offset by lower costs in our mobile operations (approximately $0.6 million) and at our billing and other operations (approximately $0.6 million).  The decrease at our billing and other operations is due to overall cost savings from the closure of two billing centers during fiscal 2005, offset by a charge for certain severance and the closure of two additional billing centers during fiscal 2006.

Costs of operations at our fixed operations increased approximately 2.9% from approximately $150.1 million for the year ended June 30, 2005, to approximately $154.4 million for the year ended June 30, 2006.  The increase was due primarily to higher costs at our existing fixed-site centers (approximately $9.7 million), partially offset by (1) the elimination of costs from the centers we sold, deconsolidated or closed in fiscal 2006 and 2005 (approximately $5.5 million) and (2) a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million).  The increase at our existing fixed-site centers was primarily due to (1) higher salaries and benefits related to technologists and to additional field and center management (approximately $3.6 million); (2)

higher payments to radiologists (approximately $2.0 million) discussed above; (3) higher equipment maintenance costs (approximately $1.3 million); (4) charges related to the closure of centers (approximately $0.4 million); and (5) higher occupancy costs (approximately $0.4 million).

Costs of operations at our mobile operations decreased approximately 0.5% from approximately $98.1 million for the year ended June 30, 2005, to approximately $97.6 million for the year ended June 30, 2006.  The decrease was due primarily to a reduction in costs associated with the dissolution of a mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $1.1 million), partially offset by higher costs at our existing mobile facilities (approximately $0.6 million).  The increase in costs at our existing mobile facilities was primarily caused by higher travel and vehicle operations costs (approximately $1.4 million), partially offset by reduced bad debt expense related to certain mobile customers (approximately $0.6 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 28.8% from approximately $18.4 million for the year ended June 30, 2005, to approximately $23.7 million for the year ended June 30, 2006.  The increase was due primarily to (1) higher salaries and benefits primarily relating to the transfer of certain field responsibilities to corporate (approximately $2.1 million); (2) increased legal expense relating to certain legal proceedings described in Item 3. “Legal Proceedings” (approximately $0.9 million); (3) severance charges related to organizational realignments during the third and fourth quarters of fiscal 2006 (approximately $0.7 million); (4) costs incurred as a result of a national sales meeting in September 2005 (approximately $0.7 million); and (5) higher consulting costs related to revenue enhancement initiatives (approximately $0.3 million), partially offset by a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.8 million).

Interest Expense, net:  Interest expense, net increased approximately 13.1% from approximately $44.9 million for the year ended June 30, 2005, to approximately $50.8 million for the year ended June 30, 2006.  The increase was due primarily to higher interest rates on our variable rate indebtedness, partially offset by lower outstanding debt due to principal payments on capital lease obligations.

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

Impairment of Goodwill and Other Intangible Assets:  For the year ended June 30, 2006, we recorded non-cash impairment charges of approximately $190.8 million.  These charges are a reduction in the carrying value of goodwill and other intangible assets at our reporting units (approximately $126.8 million for our fixed reporting unit and approximately $64.0 million for our mobile reporting unit).  See “Critical Accounting Policies and Estimates” below.

(Benefit) Provision for Income Taxes:  (Benefit) provision for income taxes changed from a provision of approximately $15.1 million for the year ended June 30, 2005 to a benefit of approximately $14.8 million for the year ended June 30, 2006.  As a result of our pre-tax loss for the year ended June 30, 2006 and anticipated future losses, we determined that a valuation allowance continued to be necessary due to the uncertainty of the future realization of net operating loss carryforwards and other assets.  This valuation allowance does not affect our cash flows or the timing of income taxes payable in the future.  The net deferred tax liability of approximately $15.2 million at the year ended June 30, 2005 was the result of financial statement and tax basis differences for goodwill.  These differences were not expected to reverse in the foreseeable future.  In the year ended June 30, 2006 this deferred tax liability was reduced to $3.5 million as a result of the impairment charges, net of recording a deferred tax liability related to financial and tax basis differences on our indefinite-lived other intangible assets.

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

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases.  We expect to fund future working capital and capital projects requirements from net cash provided by operating activities, capital and operating leases, and our amended revolving credit facility.  Due to the anticipated negative trend in our Adjusted EBITDA and the planned Medicare reimbursement reductions, we anticipate that operating cash flow will continue to decline as well, which will result in:

•                  a reduction in the amounts available under our amended revolving credit facility, and therefore a decline in our borrowing base;

•                  difficulty funding our capital projects; and

•                  more stringent financing and leasing terms from equipment manufacturers and other financing resources.

Liquidity:  We believe, based on currently available information, that future net cash provided by operating activities and our amended revolving credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or further restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe that steps such as these would still enable to us meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated. However, if our net cash provided by operating activities severely declines, we may be unable to service our indebtedness or our liquidity needs. If we are unable to service our indebtedness or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our indebtedness and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Although we are prepared to take these additional steps if necessary we cannot be certain such steps would be effective. However, we continue to believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to our senior secured floating rate notes and unsecured senior subordinated notes;

•                  capital projects;

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

Cash and cash equivalents as of June 30, 2006 were approximately $28.2 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the reimbursement we receive for our services;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of cash flows is as follows (amounts in thousands):

	Years Ended June 30,
	2006	2005	2004
Net cash provided by operating activities	$37,628	$64,045	$62,904
Net cash used in investing activities	(28,507)	(35,759)	(145,034)
Net cash (used in) provided by financing activities	(1,752)	(37,859)	92,988

Increase (decrease) in cash and cash equivalents	$7,369	$(9,573)	$10,858

Net cash provided by operating activities was approximately $37.6 million for the year ended June 30, 2006 and resulted primarily from (1) the net loss before depreciation, amortization, deferred taxes and impairment of goodwill and other intangible assets; (2) an increase in accounts payable and accrued expenses (approximately $3.5 million); and (3) a decrease in trade accounts receivables, net (approximately $3.0 million).  The increase in accounts payable and accrued expenses is primarily due to accrued interest costs related to the timing of interest payments on our senior secured floating rate notes.  The decrease in trade accounts receivables, net is primarily due to reduced revenues.

Net cash used in investing activities was approximately $28.5 million for the year ended June 30, 2006.  Cash used in investing activities resulted primarily from (1) our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $30.9 million) and (2) our purchase of a majority ownership interest in a joint venture discussed above (approximately $2.3 million, net of cash acquired), partially offset by cash proceeds from our net sale of short-term investments (approximately $5.0 million).

Net cash used in financing activities was approximately $1.8 million for the year ended June 30, 2006. Cash used in financing activities resulted primarily from capital lease payments (approximately $5.4 million), offset by the net proceeds received from the issuance of $300 million aggregate principal amount of senior secured floating rate notes (approximately $4.1 million).

The following table sets forth our Adjusted EBITDA for the years ended June 30, 2006, 2005 and 2004.  We define Adjusted EBITDA as our earnings before interest, taxes, depreciation and amortization excluding the gain on repurchase of notes payable, the loss on dissolution of partnership and impairment of goodwill and other intangible assets.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital expenditure and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities or other traditional indicators of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.   While Adjusted EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Years Ended June 30,
	2006	2005	2004

Net cash provided by operating activities	$37,628	$64,045	$62,904
(Benefit) Provision for income taxes	(14,824)	15,069	1,950
Interest expense, net	50,754	44,860	40,682
(Loss) gain on sales of centers	—	(170)	2,129
Amortization of debt issuance costs	(3,051)	(3,173)	(2,911)
Equity in earnings of unconsolidated partnerships	3,072	2,613	2,181
Distributions from unconsolidated partnerships	(3,387)	(2,621)	(2,054)
Net change in operating assets and liabilities	(6,121)	(7,086)	(592)
Net change in deferred income taxes	15,224	(15,224)	—

Adjusted EBITDA	$79,295	$98,313	$104,289

Adjusted EBITDA decreased approximately 19.3% from approximately $98.3 million for the year ended June 30, 2005, to approximately $79.3 million for the year ended June 30, 2006.  This decrease was due primarily to (1) reductions in Adjusted EBITDA from our fixed operations (approximately $8.5 million) and our mobile operations (approximately $5.8 million) and (2) an increase in corporate operating expenses (approximately $5.2 million), partially offset by a reduction in costs at our billing and other operations (approximately $0.6 million).

Adjusted EBITDA from our fixed operations decreased approximately 11.5% from approximately $74.1 million for the year ended June 30, 2005, to approximately $65.6 million for the year ended June 30, 2006.  This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $8.1 million) and (2) the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2006 and 2005 (approximately $0.9 million), partially offset by (1) a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million) and (2) an increase in Adjusted EBITDA from the acquisition of a fixed-site center in San Ramon, California (approximately $0.2 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues and increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 10.8% from approximately $53.4 million for the year ended June 30, 2005, to approximately $47.6 million for the year ended June 30, 2006.  This decrease was due primarily to the reduction in revenues and increase in costs discussed above.

Adjusted EBITDA decreased approximately 5.8% from approximately $104.3 million for the year ended June 30, 2004, to approximately $98.3 million for the year ended June 30, 2005.  This decrease was due primarily to (1) an increase in corporate operating expenses (approximately $2.2 million), (2) an increase in salaries and benefits at our billing operations primarily related to the CMI acquisition (approximately $0.9 million) and (3) a decrease in Adjusted EBITDA from our mobile operations (approximately $2.9 million), partially offset by an increase in Adjusted EBITDA from our fixed operations (approximately $0.7 million).

Adjusted EBITDA from our fixed operations increased 1.0% from approximately $73.4 million for the year ended June 30, 2004, to approximately $74.1 million for the year ended June 30, 2005.  This increase was due primarily to (1) the CMI acquisition (approximately $11.1 million) and (2) the fixed-site centers we opened in fiscal 2005 (approximately $0.6 million), partially offset by (1) a decrease at our existing fixed-site centers (approximately $7.5 million), primarily related to decreased procedure volume and reimbursement discussed above, (2) the elimination of the gain on sale of the fixed-site center we sold in fiscal 2004 (approximately $2.1 million), (3) the elimination of EBITDA at the fixed-site centers we sold in fiscal 2005 and 2004 (approximately $0.4 million) and (4) a charge for severance payments for a terminated employee (approximately $0.3 million).

Adjusted EBITDA from our mobile operations decreased approximately 5.2% from approximately $56.3 million for the year ended June 30, 2004, to approximately $53.4 million for the year ended June 30, 2005.  This decrease was due to a reduction at our existing mobile facilities (approximately $4.0 million), primarily related to the increase in costs discussed above, partially offset by the CDL acquisition (approximately $1.1 million).

Capital Projects:  In fiscal 2006, we purchased or leased six MRI systems, four PET/CT systems and three CT systems.   As of June 30, 2006, we have committed to purchase or lease at an approximate aggregate cost of $10.5 million, 11 diagnostic imaging systems and other ancillary system equipment through April 2007.  We expect to use either internally generated funds or leases to finance the purchase of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.

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

Concurrently with the issuance of the Floating Rate Notes and repayment of all outstanding borrowings under the credit facility, we amended and restated our credit facility to reduce and modify the $50.0 million revolving credit facility to an asset-based revolving credit facility of up to $30.0 million.  As of June 30, 2006, we had approximately $27.0 million of availability under the amended revolving credit facility, based on our eligible borrowing base.  As of June 30, 2006, there were no borrowings under the amended revolving credit facility.  As of June 30, 2006, there were letters of credit of approximately $2.6 million outstanding under the amended revolving credit facility.  Borrowings under the amended revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the amended revolving credit facility.  The amended revolving credit facility contains a fixed charge coverage covenant that we would be required to meet if our eligible borrowing base (net of outstanding borrowings) plus eligible cash falls below $15 million.  If we are unable to meet this covenant our availability under the amended revolving credit facility would be restricted to keep our eligible borrowing base (net of outstanding borrowings) plus eligible cash above $15 million.  All obligations under the amended revolving credit facility are secured, subject to certain exceptions, by a first priority security interest in all of InSight’s, the co-borrowers’ and the guarantors’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the amended revolving credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) certain deposit accounts and any deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. The security interest purported to be created in respect of deposit accounts, as described above, is subject to any restrictions imposed by applicable law.

In addition to the indebtedness under the Floating Rate Notes, through InSight, we have outstanding $194.5 million of unsecured senior subordinated notes, or Fixed Rate Notes.  The Fixed Rate Notes mature in November 2011, bear interest at 9.875% per annum, payable semi-annually and are redeemable at our option, in whole or in part, on or after November 1, 2006.

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.   As of June 30, 2006, the fair value of the interest rate cap contract was approximately $0.9 million.

The agreements governing our amended revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowing, capital projects, asset sales, dividend payments and certain other covenants.  As of June 30, 2006, we were in compliance with these agreements.  The agreements governing our amended revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

Contractual Commitments:   As defined by SEC reporting regulations, our contractual obligations as of June 30, 2006 are as follows (amounts in thousands):

		Payments Due by Period
		Less than	1-3	3-5	After
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$773,216	$50,887	$101,821	$100,806	$519,702
Capital lease obligations	9,288	5,602	3,488	198	—
Operating lease obligations	40,525	10,381	15,729	8,555	5,860
Purchase commitments	10,542	10,542	—	—	—

Total contractual obligations	$833,571	$77,412	$121,038	$109,559	$525,562

The long-term debt obligations and capital lease obligations include both principal and interest commitments for the periods presented.  The interest commitment on our Floating Rate Notes is based on the fixed interest rate at June 30, 2006 (10.40%), after giving effect to our interest rate cap contract.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in the financial condition, revenues or expenses, results of operations, liquidity, capital projects or capital resources.

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

Revenue Recognition:  Revenues from patient services and from contract services are recognized when services are provided. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists. We report payments made to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, we have recently entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services on an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

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

We evaluate the carrying value of goodwill and other intangible assets, including the related amortization period, in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill and other intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.  In a business combination, goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on relative fair value of the assets acquired and liabilities assumed.  In evaluating goodwill and other intangible assets not subject to amortization, we complete the two-step impairment test as required by SFAS 142.  In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate.  SFAS 142 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill.

For the year ended June 30, 2006, based on the factors described above and in Note 7 to the consolidated financial statements, which are a part of this Form 10-K, we performed an interim valuation analysis in accordance with SFAS 142 using a discounted cash flow valuation model and a market multiple model, and we recorded a non-cash goodwill impairment charge of approximately $189.4 million related to our reporting units (approximately $126.8 million for our fixed reporting unit and approximately $62.6 for our mobile reporting unit).

We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we recorded a non-cash impairment charge related to our other intangible assets of approximately $1.4 million related to wholesale contracts in our mobile reporting unit.

Income Taxes:  We account for income taxes using the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

New Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We are required to adopt the provisions of FIN 48 beginning in fiscal 2008.  We are currently evaluating the effect FIN 48 will have on our financial condition and results of operations.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05), which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  We were required to adopt the provisions of EITF 04-05 for all existing limited partnerships at the beginning of fiscal 2007.  The adoption of EITF 04-05 did not have a material impact on our financial condition and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  As such, we were required to adopt these provisions at the beginning of fiscal 2007.  The adoption of SFAS 154 did not have a material impact on our financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  SFAS 123R requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (SFAS 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only.  We are required to implement SFAS 123R at the beginning of fiscal 2007.  The impact of adopting SFAS 123R is not expected to be materially different than the pro-forma disclosures under SFAS 123 included in Note 2 to the consolidated financial statements, which are a part of this Form 10-K.

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

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  As of June 30, 2006, the fair value of the interest rate cap contract was approximately $0.9 million.  The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations.  The counterparty to the contract is a major financial institution and we expect the counterparty to be able to perform its obligations under the contract.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2006, and after giving effect to our interest rate cap contract discussed above, a 1% increase or decrease in interest rates on our $299.1 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.0 and $3.0 million, respectively.  The weighted average interest rate on our floating indebtedness as of June 30, 2006 was 10.40%.  The fair value of our Floating Rate Notes as of June 30, 2006 was approximately $272 million.

We also have outstanding $194.5 million of Fixed Rate Notes, which mature in November 2011 and bear interest at 9.875%, payable semi-annually.  The fair value of our Fixed Rate Notes as of June 30, 2006 was approximately $86 million.

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

PART II

ITEM 8.                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

for the Years Ended June 30, 2006, 2005 and 2004

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries (the “Company”) at June 30, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California

September 27, 2006

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006 AND 2005

(Amounts in thousands, except share data)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,208	$20,839
Trade accounts receivables, net	43,690	46,450
Short-term investments	—	5,000
Other current assets	8,389	7,970
Total current assets	80,287	80,259

PROPERTY AND EQUIPMENT, net	181,026	209,461
INVESTMENTS IN PARTNERSHIPS	3,051	3,513
OTHER ASSETS	17,904	16,301
OTHER INTANGIBLE ASSETS, net	31,473	36,459
GOODWILL	94,463	278,530
	$408,204	$624,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of notes payable	$555	$2,795
Current portion of capital lease obligations	5,105	4,927
Accounts payable and other accrued expenses	40,077	36,469
Total current liabilities	45,737	44,191

LONG-TERM LIABILITIES:
Notes payable, less current portion	494,203	485,531
Capital lease obligations, less current portion	3,519	8,315
Other long-term liabilities	3,166	3,538
Deferred income taxes	3,472	15,224
Total long-term liabilities	504,360	512,608

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at June 30, 2006 and 2005	5	5
Additional paid-in capital	87,081	87,081
Accumulated other comprehensive income	601	—
Accumulated deficit	(229,580)	(19,362)
Total stockholders’ (deficit) equity	(141,893)	67,724
	$408,204	$624,523

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(Amounts in thousands)

	Years Ended June 30,
	2006	2005	2004
REVENUES:
Contract services	$134,406	$136,537	$129,193
Patient services	171,892	180,336	161,691
Total revenues	306,298	316,873	290,884

COSTS OF OPERATIONS:
Costs of services	197,812	194,507	168,700
Provision for doubtful accounts	5,351	5,723	4,998
Equipment leases	3,257	2,326	990
Depreciation and amortization	64,852	65,601	58,733
Total costs of operations	271,272	268,157	233,421

Gross profit	35,026	48,716	57,463

CORPORATE OPERATING EXPENSES	(23,655)	(18,447)	(16,217)

(LOSS) GAIN ON SALES OF CENTERS	—	(170)	2,129

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	3,072	2,613	2,181

INTEREST EXPENSE, net	(50,754)	(44,860)	(40,682)

GAIN ON REPURCHASE OF NOTES PAYABLE	3,076	—	—

LOSS ON DISSOLUTION OF PARTNERSHIP	(1,000)	—	—

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	(190,807)	—	—

(Loss) income before income taxes	(225,042)	(12,148)	4,874

(BENEFIT) PROVISION FOR INCOME TAXES	(14,824)	15,069	1,950

Net (loss) income	$(210,218)	$(27,217)	$2,924

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(Amounts in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Capital	Gain (Loss)	(Deficit)	Total

BALANCE AT JUNE 30, 2003	5,468,814	$5	$87,081	$(403)	$4,931	$91,614

Net income	—	—	—	—	2,924	2,924

Other comprehensive income:
Unrealized gain attributable to change in fair value of derivative	—	—	—	403	—	403
Comprehensive income						3,327
BALANCE AT JUNE 30, 2004	5,468,814	5	87,081	—	7,855	94,941

Net loss	—	—	—	—	(27,217)	(27,217)
BALANCE AT JUNE 30, 2005	5,468,814	5	87,081	—	(19,362)	67,724

Net loss	—	—	—	—	(210,218)	(210,218)

Other comprehensive income:
Unrealized gain attributable to change in fair value of derivative	—	—	—	601	—	601
Comprehensive loss						(209,617)
BALANCE AT JUNE 30, 2006	5,468,814	$5	$87,081	$601	$(229,580)	$(141,893)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

(Amounts in thousands)

	Years Ended June 30,
	2006	2005	2004
OPERATING ACTIVITIES:
Net (loss) income	$(210,218)	$(27,217)	$2,924
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss (gain) on sales of centers	—	170	(2,129)
Depreciation and amortization	64,852	65,601	58,733
Amortization of debt issuance costs	3,051	3,173	2,911
Equity in earnings of unconsolidated partnerships	(3,072)	(2,613)	(2,181)
Distributions from unconsolidated partnerships	3,387	2,621	2,054
Gain on repurchase of notes payable	(3,076)	—	—
Loss on dissolution of partnership	1,000	—	—
Impairment of goodwill and other intangible assets	190,807	—	—
Deferred income taxes	(15,224)	15,224	—
Changes in operating assets and liabilites:
Trade accounts receivables, net	3,016	8,096	(8,455)
Other current assets	(407)	(1,736)	3,084
Accounts payable and other accrued expenses	3,512	726	5,963
Net cash provided by operating activities	37,628	64,045	62,904

INVESTING ACTIVITIES:
Acquisition of fixed-site centers and mobile facilities, net of cash acquired	(2,345)	—	(101,334)
Proceeds from sales of centers	—	2,810	5,413
Additions to property and equipment	(30,927)	(30,459)	(46,734)
Sale (purchase) of short-term investments	5,000	(5,000)	—
Other	(235)	(3,110)	(2,379)
Net cash used in investing activities	(28,507)	(35,759)	(145,034)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(293,109)	(37,781)	(8,209)
Proceeds from issuance of notes payable	298,500	—	101,125
Payments made in connection with refinancing notes payable	(6,836)	—	—
Payment for interest rate cap contract	(307)	—	—
Other	—	(78)	72
Net cash (used in) provided by financing activities	(1,752)	(37,859)	92,988

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	7,369	(9,573)	10,858
Cash, beginning of period	20,839	30,412	19,554
Cash, end of period	$28,208	$20,839	$30,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42,852	$42,461	$38,939
Income taxes paid	422	202	377
Equipment additions under capital leases	737	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

1.                    NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” mean InSight Health Services Holdings Corp., a Delaware corporation and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and wholly owned subsidiary of InSight Health Services Holdings Corp. and all entities and subsidiaries controlled by InSight.  Through InSight and its subsidiaries, we provide diagnostic imaging, and related management services in more than 30 states throughout the United States.   Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 82 mobile magnetic resonance imaging, or MRI, facilities, 11 mobile positron emission tomography, or PET, facilities, nine mobile PET/CT facilities, two mobile lithotripsy facilities, three mobile computed tomography, or CT, facilities, one mobile catheterization lab (collectively, mobile facilities), 73 MRI fixed-site centers, 40 multi-modality fixed-site centers, two PET fixed-site centers and one CT fixed-site center (collectively, fixed-site centers).

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

c.               REVENUE RECOGNITION

Revenues from contract services and from patient services are recognized when services are provided.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists.   We report payments made to radiologists on a net basis because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractually agreed upon amounts from collections and (iii) the radiologists bear the risk of non-collection; however, we have recently entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services on an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.    Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

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

g.              DEFERRED FINANCING COSTS

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from seven to ten years.  Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations.  Total costs deferred and included in other assets in the accompanying consolidated balance sheets at June 30, 2006 and 2005 were approximately $16.8 million and $16.0 million, respectively.

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

		Years Ended June 30,
		2006	2005	2004
Net (loss) income:	As reported	$(210,218)	$(27,217)	$2,924
	Expense	(291)	(245)	(377)
	Pro-forma	$(210,509)	$(27,462)	$2,547

The fair value of each option grant and warrant issued is estimated on the date of grant or issuance using the Black-Scholes pricing model with the following assumptions used for the grants and issuances in the years ended June 30, 2006, 2005 and 2004, respectively:

	Years Ended June 30,
Assumptions	2006	2005	2004
Weighted average estimated fair value per option granted	6.65	6.80	6.22
Risk-free interest rate	4.06-4.40%	4.13-4.50%	3.58-4.18%
Volatility	0.00%	0.00%	0.00%
Expected dividend yield	0.00%	0.00%	0.00%
Estimated life	10.00 years	10.00 years	10.00 years

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

We evaluate the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.  In a business combination, goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on relative fair value of the assets acquired and liabilities assumed.  In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142.  In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate.  SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill.  Impairment losses, if any, are reflected in the consolidated statements of operations.  As of June 30, 2006 based on the factors described in Note 7 to the consolidated financial statements, we performed an interim valuation analysis in accordance with SFAS 142 and recognized a non-cash goodwill impairment charge in both of our reporting units.

We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

k.         COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss).  Our only component of comprehensive income (loss) other than net income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income (loss) are reported in the equity portion of the accompanying consolidated balance sheets as accumulated other comprehensive income.

l.            FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is estimated using available market information and other valuation methodologies. The fair value of our financial instruments is estimated to approximate the related book value, unless otherwise indicated.

m.            NEW PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We are required to adopt the provisions of FIN 48 beginning in fiscal 2008.  We are currently evaluating the effect FIN 48 will have on our financial condition and results of operations.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05), which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  We were required to adopt the provisions of EITF 04-05 for all existing limited partnerships at the beginning of fiscal 2007.  The adoption of EITF 04-05 did not have a material impact on our financial condition and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  As such, we were required to adopt these provisions at the beginning of fiscal 2007.  The adoption of SFAS 154 did not have a material impact on our financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R).  SFAS 123R requires expensing of stock options and other share-based payments and supersedes FASB’s earlier rule (SFAS 123) that had allowed companies to choose between expensing stock options or showing pro-forma disclosure only.  We are required to implement SFAS 123R at the beginning of fiscal 2007.  The impact of adopting SFAS 123R is not expected to be materially different than the pro-forma disclosures under SFAS 123.

n.        RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation in the accompanying financial statements.

3.                    ACQUISITIONS

In August 2003, we acquired twenty-two (22) mobile facilities operating primarily in the Mid-Atlantic states.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, customer contracts and other agreements.  The aggregate purchase price was approximately $49.9 million, which included approximately $28.1 million paid to the seller and approximately $21.8 million for the payment of debt and transaction costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $29.1 million.

In April 2004, we acquired twenty-one (21) fixed-site centers located in California, Arizona, Kansas, Texas, Pennsylvania and Virginia.  The acquisition consisted of certain tangible and intangible assets, including diagnostic imaging equipment, real property, customer contracts and other agreements.  The aggregate purchase price was approximately $48.6 million, which included approximately $35.9 million paid to the seller, approximately $10.6 million for the payment of debt and approximately $2.1 million of transaction costs.  The excess purchase price paid by us over our estimate of the fair value of the tangible and other intangible assets as of the date of the acquisition was approximately $30.2 million.

4.     TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

		June 30,
		2006	2005
Trade accounts receivables		$85,972	$96,646
Less:	Allowances for professional fees	9,782	11,897
	Allowances for contractual adjustments	22,712	29,412
	Allowances for doubtful accounts	9,788	8,887
Trade accounts receivables, net		$43,690	$46,450

The allowances for doubtful accounts and contractual adjustments include management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience.  The amounts we will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowances for doubtful accounts and contractual adjustments in the accompanying consolidated financial statements at June 30, 2006.

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

5.                    OTHER CURRENT ASSETS

Other current assets are comprised of the following (amounts in thousands):

	June 30,
	2006	2005
Prepaid expenses	$7,405	$6,965
Amounts due from our unconsolidated partnerships	984	1,005
	$8,389	$7,970

6.              PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	June 30,
	2006	2005
Vehicles	$5,382	$5,701
Land, building and leasehold improvements	30,706	29,335
Computer and office equipment	48,517	44,996
Diagnostic and related equipment	249,801	231,351
Equipment and vehicles under capital leases	71,499	74,862
	405,905	386,245
Less: Accumulated depreciation and amortization	224,879	176,784
Property and equipment, net	$181,026	$209,461

Depreciation expense was approximately $61.1 million, $61.6 million and $55.0 million for the years ended June 30, 2006, 2005 and 2004, respectively.

7.      GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of (1) our negative financial trends and (2) the enactment of the Deficit Reduction Act of 2005 and its corresponding anticipated impact on our revenues, we determined that an interim impairment analysis of the fair value of our two reporting units (mobile and fixed) should be performed in accordance with SFAS 142 using a discounted cash flow model and a market multiples model.  We completed our analysis of the fair value of our reporting units utilizing the assistance of an independent valuation firm.  The audit committee of InSight’s board of directors (1) concluded that impairments had occurred and (2) ratified management’s determination that impairment charges were appropriate.  Accordingly, we recorded a non-cash goodwill impairment charge of approximately $189.4 million related to our reporting units (approximately $126.8 million for our fixed reporting unit and approximately $62.6 million for our mobile reporting unit).  Additionally, in accordance with SFAS 144, we recorded a non-cash impairment charge related to our other intangible assets of approximately $1.4 million related to wholesale contracts in our mobile reporting unit.

A reconciliation of goodwill for the year ended June 30, 2006 is as follows (amounts in thousands):

	Mobile		Fixed		Consolidated
Goodwill, June 30, 2005	$104,264		$174,266		$278,530
Acquired in acquisitions	—		2,404	(1)	2,404
Goodwill impairment charge (2)	(62,564)		(126,869)		(189,433)
Adjustments to goodwill	2,472	(3)	490	(4)	2,962
Goodwill, June 30, 2006	$44,172		$50,291		$94,463

(1)          In March 2006, we purchased a majority ownership interest in a joint venture that operates an MRI fixed-site center in San Ramon, California.  In connection with this purchase, we recorded a $2.4 million increase in goodwill.

(2)          We recorded a goodwill impairment charge discussed above.

(3)          In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut.  In connection with this dissolution, we recorded a $1.0 million reduction in associated goodwill.  In 2006, we increased the balance of goodwill by $3.5 million as a result of recording a deferred tax liability on the indefinite-lived intangible assets acquired in our fiscal 2002 acquisition of InSight not previously recorded.

(4)          In October 2005, we purchased the remaining ownership interest in a joint venture in Buffalo, New York.  In connection with this purchase, we recorded a $0.5 million increase in goodwill.

The following reconciliation of other intangible assets is as follows (amounts in thousands):

	June 30, 2006		June 30, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortized intangible assets:
Managed care contracts	$24,410	$3,388	$24,410	$2,656
Wholesale contracts	14,006	12,235	15,380	9,355
	38,416	15,623	39,790	12,011

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$47,096	$15,623	$48,470	$12,011

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5 to 7 years

Amortization of intangible assets was approximately $3.6 million, $3.8 million and $3.6 million for the years ended June 30, 2006, 2005 and 2004, respectively.

Estimated amortization expense for the years ending June 30, are as follows (amounts in thousands):

2007	$2,002
2008	1,257
2009	1,257
2010	1,257
2011	814

8.      ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	June 30,
	2006	2005
Accounts payable	$3,723	$2,193
Accrued equipment related costs	3,447	5,355
Accrued payroll and related costs	12,977	11,677
Accrued interest expense	8,444	4,214
Accrued professional fees	2,206	2,365
Accrued income taxes	51	223
Other accrued expenses	9,229	10,442
	$40,077	$36,469

9.      NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	June 30,
	2006	2005

Senior secured floating rate notes payable (Floating Rate Notes), bearing interest at LIBOR plus 5.25% (10.40% at June 30, 2006), interest payable quarterly, principal due in November 2011. The Floating Rate Notes are collateralized by substantially all of our assets. At June 30, 2006, the fair value of the notes was approximately $272.3 million.	$300,000	$—

Notes payable to bank (Credit Facility), repaid in September 2005. The notes were collateralized by substantially all our our assets.	—	237,608

Unsecured senior subordinated notes payable (Fixed Rate Notes), bearing interest at 9.875%, interest payable semi-annually, principal due in November 2011. At June 30, 2006, the fair value of the notes was approximately $85.6 million.	194,500	250,000

Other notes payable	1,614	718

Total notes payable	496,114	488,326
Less: Unamortized discount on Floating Rate Notes	1,356	—
Less: Current portion	555	2,795
Long-term notes payable	$494,203	$485,531

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

Concurrently with the issuance of the Floating Rate Notes and repayment of all outstanding borrowings under our credit facility, we amended and restated our credit facility to reduce and modify the $50.0 million revolving credit facility to an asset-based revolving credit facility of up to $30.0 million.  As of June 30, 2006, we had approximately $27.0 million of availability under the amended revolving credit facility, based on our eligible borrowing base.  As of June 30, 2006, there were no borrowings under the amended revolving credit facility.  As of June 30, 2006, there were letters of credit of approximately $2.6 million outstanding under our amended revolving credit facility.  Borrowings under the amended revolving credit facility bear interest at LIBOR plus 2.5% per annum (7.83% as of June 30, 2006) or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the amended revolving credit facility. The amended revolving credit facility contains a fixed charge coverage covenant that we would be required to meet if our eligible borrowing base (net of outstanding borrowings) plus eligible cash falls below $15 million.  If we are unable to meet this covenant our availability under the amended revolving credit facility would be restricted to keep our eligible borrowing base (net of outstanding borrowings) plus eligible cash above $15 million.

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

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0% (Note 18).

The agreements governing our amended revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowings, capital projects, asset sales, dividend payments and certain other covenants.  As of June 30, 2006, we were in compliance with those agreements.  The agreements governing our amended revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

We believe, based on currently available information, that future net cash provided by operating activities and our amended revolving credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe that steps such as these would still enable to us meet our liquidity needs even if net cash provided operating activities falls below what we have anticipated. However, if our net cash provided by operating activities severely declines, we may be unable to service our indebtedness or our liquidity needs. If we are unable to service our indebtedness or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our indebtedness and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Although we are prepared to take these additional steps if necessary we cannot be certain such steps would be effective. However, we continue to believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Scheduled maturities of equipment and other notes payable at June 30, 2006, are as follows (amounts in thousands):

2006	$555
2007	578
2008	481
2009	—
2010	—
Thereafter	494,500
$496,114

10.    LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We lease diagnostic equipment, certain other equipment and our office and imaging facilities under various capital and operating leases.  Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2006 are as follows (amounts in thousands):

	Capital	Operating
2007	$5,602	$10,381
2008	3,014	8,847
2009	474	6,882
2010	198	5,260
2011	—	3,295
Thereafter	—	5,860

Total minimum lease payments	9,288	$40,525

Less: Amounts representing interest	664

Present value of capital lease obligations	8,624

Less: Current portion	5,105

Long-term capital lease obligations	$3,519

Accumulated depreciation on assets under capital leases was $13.1 million and $10.6 million at June 30, 2006 and 2005, respectively.

Rental expense for diagnostic equipment and other equipment for the years ended June 30, 2006, 2005 and 2004 was $3.3 million, $2.3 million and $1.0 million, respectively.

We occupy facilities under lease agreements expiring through October 2017.  Some of these lease agreements may include provisions for an increase in lease payments based on the Consumer Price Index or scheduled increases based on a guaranteed minimum percentage or dollar amount.  Rental expense for these facilities for the years ended June 30, 2006, 2005 and 2004 was $8.9 million, $9.2 million and $7.9 million, respectively.

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective.  We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

On February 3, 2004, Southwest Outpatient Radiology, P.C, or SWOR, filed a Summons and Complaint against InSight Health Corp., one of InSight’s subsidiaries, in the Superior Court, Maricopa County, Arizona, for Declaratory Relief seeking a declaration as to the meaning and effect of a certain provision of the professional services agreement, or PSA, pursuant to which SWOR provided professional services at InSight’s facilities in Phoenix, Arizona.  SWOR claimed the PSA provided a right of first refusal to provide professional services at any center InSight acquired in Maricopa County.  InSight believes and it was intended that the provision related only to “de novo” centers which InSight developed.  In April 2004, InSight acquired the stock of Comprehensive Medical Imaging, Inc., which owned and operated 21 fixed-site centers, six of which were located in Maricopa County, pursuant to a stock purchase agreement.

Prior to signing the stock purchase agreement, InSight gave SWOR 180 days notice to terminate the PSA in accordance with the PSA.  SWOR claimed that the PSA had already terminated due to InSight’s breach of the right of first refusal provision.  InSight answered the Summons and Complaint and was cooperating with SWOR in expediting discovery and an early trial when SWOR decided to abandon the Declaratory Relief action and on April 20, 2004, SWOR filed a First Amended Complaint claiming breach of contract, anticipatory breach of contract, negligent misrepresentation, breach of covenant of good faith and fair dealing, intentional interference with contract, breach of fiduciary duty, declaratory relief and unspecified compensatory and punitive damages, prejudgment interest, and attorneys fees. We have answered the First Amended Complaint and discovery has commenced and is on-going.   We are vigorously defending this lawsuit and believe that SWOR’s claims are without merit.  We are unable to predict the outcome of this lawsuit.

In August 2003, InSight entered into a series of agreements and acquired a joint venture interest through a limited liability company it formed called Kessler Imaging Associates, LLC, or KIA, in a CT fixed-site center in Hammonton, New Jersey.  KIA is owned 55% by InSight and 45% by Bernard Neff, M.D., or Dr. Neff.  KIA manages Kessler CAT Scan Associates, LLC, which provides CT, and mobile MRI and PET (using InSight mobile facilities) services to inpatients of William B. Kessler Memorial Hospital, or Hospital, and community outpatients.

Dr. Neff provides radiology services at the Hospital and to the outpatients.  InSight does not control billing and collections to the Hospital for inpatients or to third party payors for outpatients.  Dr. Neff performs that function.

Management at the Hospital changed in 2005, and in late 2005 the Hospital notified the parties that it was “voiding” all the agreements because the prior management had no authority to execute the agreements and stopped paying for the inpatient services.  Immediately after the agreements were allegedly “voided,” Dr. Neff filed an arbitration claim against the Hospital, for among other things, collection of outstanding amounts owed by the Hospital for services previously rendered.  The Hospital has challenged Dr. Neff’s efforts to proceed with arbitration efforts in the New Jersey courts.  The appellate division granted a stay motion, so the arbitration has been stayed pending oral argument, which has not yet been held and no decision has yet been rendered.  Until the appellate court rules, matters in the arbitration cannot go forward.

On March 8, 2006, InSight filed suit in the United States District Court for the District of New Jersey against the Hospital.  By the Complaint, InSight has asserted claims for fraud and seeks in excess of $4 million in compensatory damages plus additional amounts for punitive damages.  The Hospital has denied the substantive allegations against it.

The Hospital in turn filed a Counterclaim against InSight.  Initially, we moved to dismiss that Counterclaim for failure to state a claim and for failure to comply with pleading requirements.  Before that Motion could be ruled upon, the Hospital filed an Amended Counterclaim.  By the Amended Counterclaim, the Hospital asserts that InSight engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that InSight aided and abetted  Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that InSight conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration.  By the Amended Counterclaim, the Hospital seeks compensatory damages of not less than $5 million and punitive damages of not less than $10 million.  We have moved to dismiss, and the motion remains pending at the present time.  We have also answered the Amended Counterclaim, denying all of the substantive allegations.  InSight intends to vigorously prosecute its case against the Hospital and defend the Hospital’s claims.

On September 13, 2006, the Hospital filed a voluntary bankruptcy petition under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case and the arbitration have been stayed by operation of law.

11.    CAPITAL STOCK

STOCK OPTIONS:  We originally reserved 626,000 shares for the granting of nonstatutory stock options to key employees.  Options are issued with an exercise price of at least the fair market value, as determined by the board of directors, of our common stock on the grant date.  During fiscal 2006, we increased the number of shares reserved for such grants by 219,286 shares.  Typically, 50% of the options vest cumulatively over various periods up to five years from the grant date, and 50% vest cumulatively upon the achievement of certain performance targets on an exit event.  The options are exercisable in whole or in installments, and expire ten years from the grant date.

We have one stock option plan, which provided for the granting of nonstatutory stock options to four key employees (all of whom are no longer with the Company), all of which are fully vested.  Holders of options for 175,990 shares of InSight common stock rolled over their options and received options for our common stock with the same terms under our stock option plan.  At June 30, 2006, options to purchase 123,490 shares of our stock were outstanding under this plan.

As of June 30, 2006, we had 115,500 shares available for issuance.  A summary of the status of our stock option plans at June 30, 2006, 2005 and 2004 and changes during the periods is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, June 30, 2003	632,815	$16.16
Granted	30,000	19.07
Forfeited	(59,825)	18.27
Outstanding, June 30, 2004	602,990	16.10
Granted	209,500	19.82
Forfeited	(195,500)	18.07
Outstanding, June 30, 2005	616,990	16.74
Granted	338,236	19.82
Forfeited	(105,500)	19.43
Outstanding, June 30, 2006	849,726	$17.74

Exercisable at:
June 30, 2004	168,790	$10.96
June 30, 2005	204,565	$12.56
June 30, 2006	241,415	$13.50

Of the options outstanding at June 30, 2006, the characteristics are as follows:

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$8.37	$8.37	123,490	123,490	5.33 years
18.00 - 19.82	18.88	117,925	726,236	7.47 years
		241,415	849,726

12.    INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.  The provision for income taxes for the years ended June 30, 2006, 2005 and 2004 is as follows (amounts in thousands):

	Years Ended June 30,
	2006	2005	2004
Current provision:
Federal	$—	$—	$1,640
State	400	(155)	310
	400	(155)	1,950
Deferred taxes arising from temporary differences:
State income taxes	9	(9)	173
Accrued expenses	181	(741)	(46)
Reserves	103	(1,376)	4,660
Depreciation	(7,114)	3,604	4,732
Amortization	(38,625)	5,367	4,962
Creation/utilization of net operating losses	(6,143)	(11,758)	(8,167)
Section 481 adjustment	—	1,161	1,161
Changes in valuation allowance reducing goodwill	—	—	(6,800)
Changes in valuation allowance	39,855	20,694	—
Non-goodwill intangible amortization	(11)	(1,001)	(1,399)
(Loss) income from partnerships	(3,480)	(536)	451
Other	1	(181)	273
Total deferred taxes arising from temporary differences	(15,224)	15,224	—
Total (benefit) provision for income taxes	$(14,824)	$15,069	$1,950

A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Years Ended June 30,
	2006	2005	2004
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	0.6	(11.8)	4.0
Permanent items, including goodwill and non-deductible merger costs	(0.1)	(1.5)	2.0
Changes in valuation allowance	(15.7)	(138.9)	—
Impairment of goodwill and other intangible assets	(9.7)	—	—
Other, net	(2.5)	(5.8)	—
Net effective tax rate	6.6%	(124.0)%	40.0%

The components of our net deferred tax asset (including current and non-current portions) as of June 30, 2006 and 2005, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):

	June 30,
	2006	2005
Accrued expenses	$1,911	$2,092
Depreciation	(20,934)	(28,048)
Amortization	23,400	(15,224)
Reserves	2,087	2,191
Income (loss) from partnerships	3,472	(8)
State income taxes	3	12
Non-goodwill intangible amortization	(10,135)	(7,436)
NOL carryforwards	62,218	56,076
Other	78	80
Net deferred asset	62,100	9,735
Valuation allowance	(65,572)	(24,959)
	$(3,472)	$(15,224)

As of June 30, 2006, we had federal NOL carryforwards of approximately $157.8 million and state NOL carryforwards of approximately $143.0 million, expiring on various dates between 2007 and 2026.  The charitable contribution carryforwards of approximately $0.2 million will begin to expire in 2008 if not utilized.

A valuation allowance is provided against the net deferred tax asset when it is more likely than not that the net deferred tax asset will not be realized.  Based upon (1) our losses during 2006, (2) the impairment charges recorded in 2006 (Note 7) and (3) the available evidence, management determined that is more likely than not that the deferred tax assets related to certain NOL carryforwards and other assets as of June 30, 2006 will not be realized.  Consequently, we recorded a valuation allowance in the amount of $65.6 million as of June 30, 2006.  In determining the net asset subject to a valuation allowance, we excluded a deferred tax liability related to our indefinite-lived other intangible asset that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $3.5 million after application of the valuation allowance.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented.  Ultimate realization of the benefit of the NOLs is dependent upon our generating sufficient taxable income prior to their expiration.

13.    RETIREMENT SAVINGS PLANS

InSight has a 401(k) profit sharing plan (Plan), which is available to all eligible employees, pursuant to which InSight matches a percentage of employee contributions to the Plan.  InSight contributions of approximately $1.4 million, $1.3 million and $1.0 million were made for the years ended June 30, 2006, 2005 and 2004.

14.    INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

We have direct ownership in five Partnerships at June 30, 2006, three of which operate fixed-site centers, one of which operates a mobile PET facility and one of which is developing a fixed-site center that has not yet commenced operations.  We own between 33% and 50% of these Partnerships, serve as the managing general partner and provide certain management services.  These Partnerships are accounted for under the equity method.

Set forth below is certain financial data of these Partnerships (amounts in thousands):

	June 30,
	2006	2005
Combined Financial Position:
Current assets:
Cash	$3,275	$3,534
Trade accounts receivables, net	2,958	3,038
Other	66	75
Property and equipment, net	3,073	3,846
Intangible assets, net	34	117
Total assets	9,406	10,610
Current liabilities	(1,958)	(2,286)
Due to the Company	(873)	(912)
Long-term liabilities	(364)	(674)
Net assets	$6,211	$6,738

Set forth below are the combined operating results of the Partnerships and our equity in earnings of the Partnerships (amounts in thousands):

	Years Ended June 30,
	2006	2005	2004
Operating Results:
Revenues	$27,430	$25,935	$19,455
Expenses	20,439	19,558	14,314
Net income	$6,991	$6,377	$5,141

Equity in earnings of unconsolidated partnerships	$3,072	$2,613	$2,181

15.    RELATED PARTY TRANSACTIONS

We have a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. provide business, management and financial advisory services to InSight and the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  In addition, from August 2004 through December 2005, we paid J.W. Childs Advisors II, L.P. a monthly fee of $10,000 for the services of Michael N. Cannizzaro, our chairman of the board.

16.    SEGMENT INFORMATION

We have two reportable segments:  mobile operations and fixed operations, which are business units defined primarily by the type of service provided.    Mobile operations consist primarily of mobile facilities while fixed operations consist primarily of fixed-site centers, although each segment generates contract services and patient services revenues.  We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments.    We also do not allocate income taxes to the two segments.  We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands):

Year ended June 30, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$113,757	$20,649	$—	$134,406
Patient services revenues	904	170,988	—	171,892
Total revenues	114,661	191,637	—	306,298
Depreciation and amortization	30,565	25,280	9,007	64,852
Total costs of operations	97,586	154,377	19,309	271,272
Corporate operating expenses	—	—	(23,655)	(23,655)
Equity in earnings of unconsolidated partnerships	—	3,072	—	3,072
Interest expense, net	(6,131)	(5,748)	(38,875)	(50,754)
Gain on repurchase of notes payable	—	—	3,076	3,076
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Impairment of goodwill and other intangible assets	(63,938)	(126,869)	—	(190,807)
Loss before income taxes	(53,994)	(92,285)	(78,763)	(225,042)

Additions to property and equipment	12,517	12,798	5,612	30,927

Year ended June 30, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$118,891	$17,646	$—	$136,537
Patient services revenues	1,500	178,836	—	180,336
Total revenues	120,391	196,482	—	316,873
Depreciation and amortization	31,176	25,301	9,124	65,601
Total costs of operations	98,147	150,105	19,905	268,157
Corporate operating expenses	—	—	(18,447)	(18,447)
Loss on sales of centers	—	(170)	—	(170)
Equity in earnings of unconsolidated partnerships	—	2,613	—	2,613
Interest expense, net	(8,572)	(7,058)	(29,230)	(44,860)
Income (loss) before income taxes	13,672	41,762	(67,582)	(12,148)

Additions to property and equipment	14,361	14,974	1,124	30,459

Year ended June 30, 2004:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$112,219	$16,974	$—	$129,193
Patient services revenues	1,902	159,789	—	161,691
Total revenues	114,121	176,763	—	290,884
Depreciation and amortization	29,340	21,157	8,236	58,733
Total costs of operations	87,128	128,814	17,479	233,421
Corporate operating expenses	—	—	(16,217)	(16,217)
Gain on sale of center	—	2,129	—	2,129
Equity in earnings of unconsolidated partnerships	—	2,181	—	2,181
Interest expense, net	(11,562)	(6,841)	(22,279)	(40,682)
Income (loss) before income taxes	15,431	45,418	(55,975)	4,874

Additions to property and equipment	20,577	21,707	4,450	46,734

17.    RESULTS OF QUARTERLY OPERATIONS (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands)

2006:
Revenues	$78,708	$75,639	$76,560	$75,391	$306,298
Gross profit	12,463	9,333	7,533	5,697	35,026
Net loss	(2,447)	(9,819)	(11,205)	(186,747)	(210,218)

2005:
Revenues	$80,854	$78,115	$78,212	$79,692	$316,873
Gross profit	14,109	12,659	11,502	10,446	48,716
Net loss	(786)	(1,134)	(2,011)	(23,286)	(27,217)

18.    HEDGING ACTIVITIES

We account for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  In accordance with SFAS 133, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge.  We also formally assess, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item.

In January 2006, through InSight, we purchased an interest rate cap contract for a cost of approximately $0.3 million.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  We have designated this interest cap contract as a highly effective cash flow hedge of our Floating Rate Notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss).  The premium paid for the contract will be amortized over the life of the contract as required under SFAS 133.  The fair value of the interest rate cap contract was approximately $0.9 million as of June 30, 2006.

19.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

We and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight Health Services Corp.’s payment obligations under the Fixed and Floating Rate Notes (Note 9).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to us are restricted under the agreements governing our material indebtedness.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,944	$2,264	$—	$28,208
Trade accounts receivables, net	—	—	37,540	6,150	—	43,690
Other current assets	—	—	7,960	429	—	8,389
Intercompany accounts receivable	87,086	496,110	15,452	—	(598,648)	—
Total current assets	87,086	496,110	86,896	8,843	(598,648)	80,287
Property and equipment, net	—	—	164,637	16,389	—	181,026
Investments in partnerships	—	—	3,051	—	—	3,051
Investments in consolidated subsidiaries	(228,979)	(232,656)	7,046	—	454,589	—
Other assets	—	905	16,989	10	—	17,904
Goodwill and other intangible assets, net	—	—	121,433	4,503	—	125,936
	$(141,893)	$264,359	$400,052	$29,745	$(144,059)	$408,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,730	$930		$5,660
Accounts payable and other accrued expenses	—	—	38,613	1,464		40,077
Intercompany accounts payable	—	—	583,196	15,452	(598,648)	—
Total current liabilities	—	—	626,539	17,846	(598,648)	45,737
Notes payable and capital lease obligations, less current portion	—	493,143	2,479	2,100		497,722
Other long-term liabilities	—	195	3,690	2,753		6,638
Stockholders’ (deficit) equity	(141,893)	(228,979)	(232,656)	7,046	454,589	(141,893)
	$(141,893)	$264,359	$400,052	$29,745	$(144,059)	$408,204

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2005

(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,971	$2,868	$—	$20,839
Trade accounts receivables, net	—	—	40,271	6,179	—	46,450
Short-term investments	—	—	5,000	—		5,000
Other current assets	—	—	7,487	483	—	7,970
Intercompany accounts receivable	87,086	487,828	17,294	—	(592,208)	—
Total current assets	87,086	487,828	88,023	9,530	(592,208)	80,259
Property and equipment, net	—	—	191,044	18,417	—	209,461
Investments in partnerships	—	—	3,513	—	—	3,513
Investments in consolidated subsidiaries	(19,362)	(19,362)	8,289	—	30,435	—
Other assets	—	—	16,272	29	—	16,301
Goodwill and other intangible assets, net	—	—	310,486	4,503	—	314,989
	$67,724	$468,466	$617,627	$32,479	$(561,773)	$624,523

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$2,564	$4,708	$450	$—	$7,722
Accounts payable and other accrued expenses	—	—	34,915	1,554	—	36,469
Intercompany accounts payable	—	—	574,915	17,293	(592,208)	—
Total current liabilities	—	2,564	614,538	19,297	(592,208)	44,191
Notes payable and capital lease obligations, less current portion	—	485,044	7,504	1,298	—	493,846
Other long-term liabilities	—	220	14,947	3,595	—	18,762
Stockholders’ equity (deficit)	67,724	(19,362)	(19,362)	8,289	30,435	67,724
	$67,724	$468,466	$617,627	$32,479	$(561,773)	$624,523

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2006

(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$127,092	$7,314	$—	$134,406
Patient services	—	—	142,755	29,137	—	171,892
Total revenues	—	—	269,847	36,451	—	306,298

Costs of operations	—	—	237,060	34,212	—	271,272
Gross profit	—	—	32,787	2,239	—	35,026

Corporate operating expenses	—	—	(23,655)	—	—	(23,655)

Equity in earnings of unconsolidated partnerships		—	3,072	—	—	3,072

Interest expense, net	—	—	(49,756)	(998)	—	(50,754)

Gain on repurchase of notes payable	—	3,076	—	—	—	3,076

Loss on dissolution of partnership	—	—	(1,000)	—	—	(1,000)

Impairment of goodwill and other intangible assets	—	—	(190,807)	—	—	(190,807)
Income (loss) before income taxes	—	3,076	(229,359)	1,241	—	(225,042)

Provision for income taxes	—	—	(14,824)	—	—	(14,824)
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	3,076	(214,535)	1,241	—	(210,218)

Equity in income (loss) of consolidated subsidiaries	(210,218)	(213,294)	1,241	—	422,271	—
Net (loss) income	$(210,218)	$(210,218)	$(213,294)	$1,241	$422,271	$(210,218)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2005

(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$128,619	$7,918	$—	$136,537
Patient services	—	—	146,953	33,383	—	180,336
Total revenues	—	—	275,572	41,301	—	316,873

Costs of operations	—	—	231,144	37,013	—	268,157
Gross profit	—	—	44,428	4,288	—	48,716

Corporate operating expenses	—	—	(18,447)	—	—	(18,447)

Loss on sales of centers	—	—	(170)	—	—	(170)

Equity in earnings of unconsolidated partnerships	—	—	2,613	—	—	2,613

Interest expense, net	—	—	(43,615)	(1,245)	—	(44,860)
(Loss) income before income taxes	—	—	(15,191)	3,043	—	(12,148)

Provision for income taxes	—	—	15,069	—	—	15,069
(Loss) income before equity in income (loss) of consolidated subsidiaries	—	—	(30,260)	3,043	—	(27,217)

Equity in income (loss) of consolidated subsidiaries	(27,217)	(27,217)	3,043	—	51,391	—
Net (loss) income	$(27,217)	$(27,217)	$(27,217)	$3,043	$51,391	$(27,217)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2004

(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$120,508	$8,685	$—	$129,193
Patient services	—	—	121,919	39,772	—	161,691
Total revenues	—	—	242,427	48,457	—	290,884

Costs of operations	—	—	191,303	42,118	—	233,421
Gross profit	—	—	51,124	6,339	—	57,463

Corporate operating expenses	—	—	(16,217)	—	—	(16,217)

Gain on sale of center	—	—	2,129	—	—	2,129

Equity in earnings of unconsolidated partnerships	—	—	2,181	—	—	2,181

Interest expense, net	—	—	(39,235)	(1,447)	—	(40,682)
(Loss) income before income taxes	—	—	(18)	4,892	—	4,874

Provision for income taxes	—	—	1,950	—	—	1,950
(Loss) income before equity in income of consolidated subsidiaries	—	—	(1,968)	4,892	—	2,924

Equity in income of consolidated subsidiaries	2,924	2,924	4,892	—	(10,740)	—
Net income	$2,924	$2,924	$2,924	$4,892	$(10,740)	$2,924

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006

(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(210,218)	$(210,218)	$(213,294)	$1,241	$422,271	$(210,218)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	59,716	5,136	—	64,852
Amortization of debt issuance costs	—	—	3,051	—	—	3,051
Equity in earnings of unconsolidated partnerships	—	—	(3,072)	—	—	(3,072)
Distributions from unconsolidated partnerships	—	—	3,387	—	—	3,387
Gain on repurchase of notes payable	—	(3,076)	—	—	—	(3,076)
Loss on dissolution of partnership	—	—	1,000	—	—	1,000
Impairment of goodwill and other intangible assets	—	—	190,807	—	—	190,807
Deferred income taxes	—	—	(15,224)	—	—	(15,224)
Equity in (loss) income of consolidated subsidiaries	210,218	213,294	(1,241)	—	(422,271)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	2,731	285	—	3,016
Intercompany receivables, net	—	(3,920)	8,191	(4,271)	—	—
Other current assets	—	—	(473)	66	—	(407)
Accounts payable and other accrued expenses	—	—	3,698	(186)	—	3,512
Net cash (used in) provided by operating activities	—	(3,920)	39,277	2,271	—	37,628

INVESTING ACTIVITIES:
Acquisition of fixed-site center	—	—	(2,345)	—	—	(2,345)
Additions to property and equipment	—	—	(29,603)	(1,324)	—	(30,927)
Sale of short-term investments	—	—	5,000	—	—	5,000
Other	—	(22)	647	(860)	—	(235)
Net cash used in investing activities	—	(22)	(26,301)	(2,184)	—	(28,507)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(287,415)	(5,003)	(691)	—	(293,109)
Proceeds from issuance of notes payable	—	298,500	—	—	—	298,500
Payments made in connection with refinancing notes payable	—	(6,836)	—	—	—	(6,836)
Payment for interest rate cap contract	—	(307)	—	—	—	(307)
Net cash provided by (used in) financing activities	—	3,942	(5,003)	(691)	—	(1,752)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	7,973	(604)	—	7,369
Cash, beginning of year	—	—	17,971	2,868	—	20,839
Cash, end of year	$—	$—	$25,944	$2,264	$—	$28,208

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2005

(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(27,217)	$(27,217)	$(27,217)	$3,043	$51,391	$(27,217)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sales of centers	—	—	170	—	—	170
Depreciation and amortization	—	—	60,261	5,340	—	65,601
Amortization of debt issuance costs	—	—	3,173	—	—	3,173
Equity in earnings of unconsolidated partnerships	—	—	(2,613)	—	—	(2,613)
Distributions from unconsolidated partnerships	—	—	2,621	—	—	2,621
Deferred income taxes	—	—	15,224	—	—	15,224
Equity in (loss) income of consolidated subsidiaries	27,217	27,217	(3,043)	—	(51,391)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	6,634	1,462	—	8,096
Intercompany receivables, net	—	32,219	(24,931)	(7,288)	—	—
Other current assets	—	—	(1,397)	(339)	—	(1,736)
Accounts payable and other accrued expenses	—	—	539	187	—	726
Net cash provided by operating activities	—	32,219	29,421	2,405	—	64,045

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	2,810	—	—	2,810
Additions to property and equipment	—	—	(28,449)	(2,010)	—	(30,459)
Net purchases of short-term investments	—	—	(5,000)	—	—	(5,000)
Other	—	—	(1,627)	(1,483)	—	(3,110)
Net cash used in investing activities	—	—	(32,266)	(3,493)	—	(35,759)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(32,195)	(4,950)	(636)	—	(37,781)
Other	—	(24)	(54)	—	—	(78)
Net cash used in financing activities	—	(32,219)	(5,004)	(636)	—	(37,859)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(7,849)	(1,724)	—	(9,573)
Cash, beginning of year	—	—	25,820	4,592	—	30,412
Cash, end of year	$—	$—	$17,971	$2,868	$—	$20,839

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2004

(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$2,924	$2,924	$2,924	$4,892	$(10,740)	$2,924
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of center	—	—	(2,129)	—	—	(2,129)
Depreciation and amortization	—	—	53,266	5,467	—	58,733
Amortization of debt issuance costs	—	—	2,911	—	—	2,911
Equity in earnings of unconsolidated partnerships	—	—	(2,181)	—	—	(2,181)
Distributions from unconsolidated partnerships	—	—	2,054	—	—	2,054
Equity in income of consolidated subsidiaries	(2,924)	(2,924)	(4,892)	—	10,740	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(9,158)	703	—	(8,455)
Intercompany receivables, net	—	(97,056)	103,500	(6,444)	—	—
Other current assets	—	—	2,781	303	—	3,084
Accounts payable and other accrued expenses	—	—	5,596	367	—	5,963
Net cash (used in) provided by operating activities	—	(97,056)	154,672	5,288	—	62,904

INVESTING ACTIVITIES:
Acquisitions of fixed-site centers and mobile facilities	—	—	(101,334)	—	—	(101,334)
Proceeds from sale of center	—	—	5,413	—	—	5,413
Additions to property and equipment	—	—	(40,979)	(5,755)	—	(46,734)
Other	—	—	(2,379)	—	—	(2,379)
Net cash used in investing activities	—	—	(139,279)	(5,755)	—	(145,034)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(2,201)	(5,319)	(689)	—	(8,209)
Proceeds from issuance of notes payable	—	100,000	—	1,125	—	101,125
Other	—	(743)	(219)	1,034	—	72
Net cash provided by (used in) financing activities	—	97,056	(5,538)	1,470	—	92,988

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	9,855	1,003	—	10,858
Cash, beginning of year	—	—	15,965	3,589	—	19,554
Cash, end of year	$—	$—	$25,820	$4,592	$—	$30,412

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                  CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-K.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of our directors and executive officers, including the executive officers of InSight who are deemed our executive officers (as defined under Rule 3b-7 of the Securities Exchange Act of 1934), as of August 31, 2006:

Michael N. Cannizzaro	57	Chairman of the Board and Director

Bret W. Jorgensen	47	President and Chief Executive Officer and Director

Patricia R. Blank	56	Executive Vice President – Clinical Services and Support of InSight

Louis E. Hallman, III	47	Executive Vice President and Chief Strategy Officer of InSight

Donald F. Hankus	52	Executive Vice President and Chief Information Officer of InSight

Mitch C. Hill	47	Executive Vice President and Chief Financial Officer

Marilyn U. MacNiven-Young	55	Executive Vice President, General Counsel and Secretary

Kenneth M. Doyle	41	Director and Vice President

David W. Dupree	53	Director

Steven G. Segal	46	Director

Mark J. Tricolli	35	Director and Vice President

Edward D. Yun	39	Director and Vice President

Michael N. Cannizzaro served as our President and Chief Executive Officer from August 9, 2004 until July 1, 2005.  He has been a member of our board of directors since October 17, 2001 and has been chairman of the board since May 30, 2002.  He has been an Operating Partner of J.W. Childs Associates, L.P. since October 29, 2001.  Prior to that, he was President and Chief Executive Officer of Beltone Electronics Corporation from 1998 to 2000. Prior to that, he was President of Caremark International’s Prescription Service Division from 1994 to 1997; Vice President, Business Development of Caremark’s Nephrology Service Division from April 1994 to September 1994; and President of Leica North America from 1993 to 1994. He held numerous positions in general management at Baxter Healthcare Corporation from 1976 to 1993, including the position of President of four different divisions. He currently serves as a director of Universal Hospital Services, Inc., chairman of the board and a director of Cornerstone Healthcare Group, vice chairman and a director of Sheridan Healthcare and chairman of the board and a director of Ion Holdings, Inc.

Bret W. Jorgensen has been a member of our board of directors and our President and Chief Executive Officer since July 1, 2005. Prior to this appointment, Mr. Jorgensen was the Chief Executive Officer of AdvoLife, a provider of senior care services, from June 2004 until the sale of the company in October 2004.  Prior to AdvoLife he was Chairman and Chief Executive Officer of Directfit, a web-centric recruiting solutions provider, from April 1999 to October 2003.  In 1989, Jorgensen co-founded TheraTx, which became a diversified healthcare services company listed on NASDAQ.  While at TheraTx, he served on the board of directors and held several executive leadership positions, including President of TheraTx Health Services, and was instrumental in TheraTx’s initial public offering in 1994 and sale in April 1997.  He currently serves on the board of directors of AllianceCare, a provider of senior healthcare services, rehabilitation therapy and home health services.

Patricia R. Blank has been InSight’s Executive Vice President-Clinical Services and Support since March 28, 2006.  She was InSight’s Executive Vice President-Enterprise Operations from October 22, 2004 to March 28, 2006.  She was InSight’s Executive Vice President and Chief Information Officer from September 1, 1999 to October 22, 2004. Prior to joining InSight, Ms. Blank was the principal of Blank & Company, a consulting firm specializing in healthcare consulting. From 1995 to 1998, Ms. Blank served as Executive Vice President and Chief Operating Officer of HealthHelp, Inc., a Houston, Texas-based radiology services organization managing radiology provider networks in multiple states. From 1988 to 1995, she was corporate director of radiology of FHP, a California insurance company.

Louis E. Hallman, III, has been InSight’s Executive Vice President and Chief Strategy Officer since August 10, 2005.  Prior to this appointment, Mr. Hallman was the President of Right Manufacturing LLC, a specialty manufacturer, from January 2003 through January 2005.  From January 2002 until January 2003, Mr. Hallman was a private investor and reviewed various business opportunities.  From August 1999 through January 2002, he was President and CEO of Homesquared Inc., a supplier of web-based software applications to production homebuilders.  In July 1989, Mr. Hallman co-founded TheraTx, Inc., which became a diversified healthcare services company listed on NASDAQ.  While at TheraTx, he served as Vice President Corporate Development until its sale in April 1997.

Donald F. Hankus was appointed InSight’s Executive Vice President and Chief Information Officer on September 26, 2005. Prior to this appointment, Mr. Hankus was the Director of Sales Operations of Quest Software, Inc., a provider of application, database and infrastructure software, from January 2004 through September 2005. From January 2000 through January 2004, he was Chief Information Officer of Directfit. From December 1996 to January 2000, he served as Director of Software Development for Cendant Corporation, a real estate brokerage and hotel franchisor.

Mitch C. Hill has been our Executive Vice President and Chief Financial Officer since January 10, 2005.  Prior to this appointment, Mr. Hill was President and Chief Executive Officer of BMS Reimbursement Management, a provider of outsourced billing collection, accounts receivable and practice management service, from April 2001 to December 2004.  Prior to that, he held the following positions with Buy.Com Inc., a multi-category Internet superstore, Chief Financial Officer from November 1999 to February 2001 and President and Chief Financial Officer from April 2000 to February 2001.

Marilyn U. MacNiven-Young has been our Executive Vice President, General Counsel and Secretary since February 11, 2002 and Executive Vice President, General Counsel and Secretary of InSight since August 1998.  From February 1996 through July 1998, she was an independent consultant to InSight. From September 1994 through June 1995, she was Senior Vice President and General Counsel of Abbey Healthcare Group, Inc., a home healthcare company. From 1991 through 1994, Ms. MacNiven-Young served as General Counsel of American Health Services Corp., a predecessor of InSight.

Kenneth M. Doyle has been a member of our board of directors and Vice President since June 13, 2001.  Mr. Doyle is a Managing Director of The Halifax Group, L.L.C. Mr. Doyle joined The Halifax Group, L.L.C. in January 2000. Prior to joining The Halifax Group, L.L.C. Mr. Doyle was an Industry Leader and Vice President at GE Equity, the private equity subsidiary of GE Capital. Prior to joining GE Equity, Mr. Doyle spent four years in investment banking as a Senior Associate for the Telecommunications Corporate Finance Group at Merrill Lynch and as an Associate with Chase Manhattan Bank in the Media and Telecommunications Group. Mr. Doyle also spent three years with Ernst & Young in the Entrepreneurial Services Group. Mr. Doyle currently serves on the board of directors of Soil Safe, Inc. and Maverick Healthcare Group, LLC.

David W. Dupree has been a member of our board of directors since October 17, 2001.  Mr. Dupree is a Managing Director of The Halifax Group, L.L.C. which he founded in January 1999. Prior to joining The Halifax Group, L.L.C., Mr. Dupree was a Managing Director and Partner with The Carlyle Group, a global investment firm located in Washington, D.C., where he was primarily responsible for investments in healthcare and related sectors. Prior to joining The Carlyle Group in 1992, Mr. Dupree was a Principal in Corporate Finance with Montgomery Securities and prior to that, he was Co-Head of Equity Private Placements at Alex, Brown & Sons Incorporated. Mr. Dupree currently serves on the board of directors of Whole Foods Markets, Inc., Universal Hospital Services, Inc., and PolyPipe Holdings, Inc. and previously served on InSight’s board of directors, as a designee of The Carlyle Group, from October 1997 to December 1999.

Steven G. Segal has been a member of our board of directors since October 17, 2001.  He is a Special Limited Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1995. Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director. He is also a director of MAAX, Inc., The NutraSweet Company, Universal Hospital Services, Inc. and Round Grille, Inc. (d/b/a FIRE + iCE).

Mark J. Tricolli has been a member of our board of directors and Vice President since June 13, 2001.  Mr. Tricolli is a Vice President of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since July 2000.   During the summer of 1998, he worked at Donaldson, Lufkin & Jenrette. He is also a director of Cornerstone Healthcare Group, Sheridan Healthcare, Joseph Abboud and Universal Hospital Services, Inc.

Edward D. Yun has been a member of our board of directors since June 13, 2001 and has been a Vice President since February 11, 2002.  He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1996. From 1994 until 1996, he was an Associate at DLJ Merchant Banking, Inc. He is also a director of Pan Am International Flight Academy, Inc., Cornerstone Healthcare Group, Sheridan Healthcare, Joseph Abboud and Universal Hospital Services, Inc.

Audit Committee.  Our board of directors has not established committees.  Instead, the InSight board of directors, which is identical to our board of directors, established an audit committee, which oversees our (1) accounting and financial reporting processes and audits of our annual financial statements, (2) internal control over financial reporting, and (3) the independent registered public accounting firm’s qualifications and independence.  The audit committee’s responsibilities are limited to oversight. Our management is responsible for the preparation, presentation and integrity of our financial statements as well as our financial reporting process, accounting policies and internal control over financial reporting.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended June 30, 2006, 2005 and 2004 of the persons who served as (1) our chief executive officer during the year ended June 30, 2006 and (2) the other four most highly compensated executive officers for the year ended June 30, 2006. We refer to the persons described in clause (2) above as the Other Executive Officers and we refer to persons discussed in clauses (1) and (2) above as the Named Executive Officers.

Summary Compensation Table

					Long Term
	Annual Compensation				Compensation
	Fiscal				Awards
	Year				Stock Options	All Other
Name and Principal Position	Ended	Salary	Bonus (1)	Other (2)	(Shares)	Comp (2)

Bret W. Jorgensen	2006	$400,000	$200,000	$12,000	248,236	$34,601
President and Chief Executive	2005	—	—	—	—	—
Officer	2004	—	—	—	—	—

Michael N. Cannizzaro (3)	2006	$—	$—	$—	—	$—
Chairman of the Board of	2005	—	—	—	40,000	—
Directors	2004	—	—	—	—	—

Mitch C. Hill	2006	$275,000	$42,500	$9,000	—	$28,337
Executive Vice President and	2005	121,600	55,000	4,500	40,000	10,199
Chief Financial Officer	2004	—	—	—	—	—

Patricia R. Blank (4)	2006	$275,000	$31,625	$9,000	—	$31,459
Executive Vice President -	2005	275,000	97,000	9,000	30,000	31,873
Clinical Services and Support	2004	224,700	42,000	9,000	—	30,367

Michael A. Boylan (5)	2006	$275,000	$30,938	$9,000	—	$30,795
Executive Vice President -	2005	275,000	97,000	9,000	—	29,872
Enterprise Development	2004	249,700	82,950	9,000	—	25,692

Marilyn U. MacNiven-Young	2006	$275,000	$39,750	$9,000	—	$14,609
Executive Vice President,	2005	275,000	85,000	9,000	10,000	14,087
General Counsel and Secretary	2004	267,500	52,400	9,000	—	12,644

(1)          Bonuses which are based on our performance are earned and accrued during the year and paid subsequent to the end of each year.  Discretionary bonuses are earned and paid in the year in which they are awarded by InSight’s compensation committee.

(2)          Amounts of Other Annual Compensation include perquisites (auto allowances) and amounts of All Other Compensation include (i) amounts contributed to InSight’s 401(k) profit sharing plan, (ii) specified premiums on executive life insurance arrangements, (iii) specified premiums on executive health insurance arrangements and (iv) certain professional membership dues.

(3)          Mr. Cannizarro served as President and Chief Executive Officer from August 9, 2004 to July 1, 2005.

(4)          Effective March 28, 2006, Ms. Blank’s title changed from Executive Vice President-Enterprise Operations to Executive Vice President-Clinical Services and Support.

(5)          Mr. Boylan served as Executive Vice President-Enterprise Development until June 30, 2006.

Compensation of Directors. We reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. We do not pay fees to directors for attendance at meetings or for their services as members of the board of directors or committees thereof.

OPTION GRANTS.  During the year ended June 30, 2006, a stock option was granted by us pursuant to a stock option agreement to our chief executive officer, as follows:

Individual Grants
	Number of	Percent of
	Securities	Total Options				Potential Realizable Value
	Underlying	Granted to				at Assumed Annual Rates
	Options	Employees in	Exercise Price	Market Price on	Expiration	of Stock Price Appreciation
Name	Granted	Fiscal Year	Per Share (1)	Grant Date	Date (3)	for Option Term (2)
						5%	10%
Bret W. Jorgensen	248,236	73.9%	$ 19.82	$ 19.82	7/1/2015	$3,094,186	$7,841,274

(1)          The option was granted at an exercise price of $19.82 per share, the estimated price per share determined by the board of directors.

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

(3)          The option is exercisable starting twelve months after the date of grant with the shares vesting on the following schedule:  (i) 15% of the shares becoming exercisable upon each anniversary of the grant date in each of the fiscal years ending on June 30 in the years 2007-2011 and (ii) 25% of the shares becoming exercisable upon the attainment of certain performance targets on an exit event.  The option was granted for a term of ten years, subject to earlier termination in certain events related to termination of employment.

Option Exercises and Year-End Values. During the year ended June 30, 2006, none of the Named Executive Officers exercised any stock options. The following table sets forth information with respect to the unexercised options to purchase common stock granted under our 2001 Stock Option Plan and pursuant to stock option agreements, for the Named Executive Officers at June 30, 2006:

	Number of
	Shares				Value of Unexercised
	Acquired		Number of Unexercised Options		In-the-Money Options
	on	Value	at June 30, 2006		at June 30, 2006 (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Bret W. Jorgensen	—	$—	—	248,236	$—	$—

Michael N. Cannizzaro	—	—	40,000	—	—	—

Mitch C. Hill	—	—	4,000	36,000	—	—

Patricia R. Blank	—	—	10,500	49,500	—	—

Michael A. Boylan	—	—	64,490	—	—	—

Marilyn U. MacNiven-Young	—	—	8,500	31,500	—	—

(1)          Based on the price at which the common stock was valued on that date of $0.01 per share.

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

Employment Agreements.  In connection with our acquisition of InSight, Mr. Boylan and Ms. Blank entered into employment agreements with us.  Ms. MacNiven-Young entered into an employment agreement with us in December 2001.  In January 2005, we entered into a new employment agreement with Ms. Blank as a result of her appointment as InSight’s Executive Vice President - Enterprise Operations on October 22, 2004.  We entered into employment agreements with Messrs. Hill, Jorgensen, Hallman and Hankus in January, July, August and September of 2005, respectively.  Effective as of June 30, 2006, Mr. Boylan was no longer employed by us.  We entered into a separation agreement with him that was consistent with the terms of his employment agreement, as well as a short-term consulting arrangement. See Item 13. “Certain Relationships and Related Transactions—Severance and Consulting Arrangements.”

Each of the employment agreements with the Other Executive Officers and Messrs. Jorgensen, Hallman and Hankus provides for a term of 12 months on a continuing basis, subject to certain termination rights. These employment agreements provide for an annual salary as well as a discretionary bonus of up to 75% of the executive’s annual base salary if InSight achieves its budgetary goals and a discretionary bonus of an additional 25% of the executive’s annual base salary upon the achievement of other goals mutually agreed upon by each executive and InSight’s President and Chief Executive Officer and approved by InSight’s board of directors (except in the case of Mr. Jorgensen’s whose goals shall be agreed upon by InSight’s board of directors and himself). Each executive is provided with a life insurance policy of three times the amount of his or her annual base salary and is entitled to participate in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and our stock option plans. Each executive is subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his or her respective employment agreement and continuing for a period of 12 months after the termination of his or her respective employment. Each executive’s employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as 12 months of compensation at the annual salary rate then in effect (1) upon the executive’s permanent and total disability (as defined in the respective employment agreement); (2) upon InSight’s 30 days’ written notice to the executive of the termination of the executive’s employment without cause (as defined in the respective employment agreement); (3) if the executive terminates his or her employment with InSight for good reason (as defined in the respective employment agreement); and (4) if the executive’s employment is terminated by InSight without cause or he or she terminates his or her employment for good reason within 12 months of a change in control (as defined in the respective employment agreement). In addition, InSight will maintain at its expense until the earlier of 12 months after the date of termination or commencement of the executive’s benefits pursuant to full time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination. Each executive’s employment will immediately terminate upon his or her death and the executors or administrators of his or her estate or his or her heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his or her death. The executive’s employment will terminate and the executive will not be entitled to receive any monetary compensation or benefit upon (1) the termination of his or her respective employment by InSight for cause, or (2) his or her voluntary termination of his or her respective employment with InSight without good reason.

Under his employment agreement, Mr. Jorgensen was entitled to a bonus equal to 50% of his annual salary for the fiscal year ended June 30, 2006.  Under his employment agreement, Mr. Hallman was eligible to receive a bonus of 40% of his annual salary for the fiscal year ended June 30, 2006 (50% of this bonus is guaranteed).  Bonus payments of $200,000 and $48,822 were made during the first quarter of fiscal 2007 to Mr. Jorgensen and Mr. Hallman, respectively.

Compensation Committee Interlocks and Insider Participation.  The InSight board of directors, which is identical to our board of directors, established a compensation committee to act with regard to compensation and other matters for us.  During the year ended June 30, 2006, InSight’s compensation committee consisted of Messrs. Cannizzaro (chairman), Dupree, Jorgensen, and Segal.  Mr. Cannizzaro served as our President and Chief Executive Officer from August 9, 2004 to July 1, 2005.  Neither Mr. Cannizzaro nor Mr. Jorgensen participated in decisions relating to his own compensation or award of stock options.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2006, by:  (i) each person or entity known to us owning beneficially 5% or more of our common stock; (ii) each member of our board of directors; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers (as defined by Rule 3b-7), as a group.  At August 31, 2006, our outstanding securities consisted of approximately 5,468,814 shares of common stock and options to purchase 282,750 shares of common stock which are immediately exercisable.  Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934.

	Amount and Nature	Percent of
	of Beneficial	Common Stock
	Ownership of	Beneficially
Names and Addresses of Beneficial Owners	Common Stock (1)	Owned (1)

J.W. Childs Equity Partners II, L.P. (2)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	4,350,290	79.5%

JWC-InSight Co-invest LLC (3)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	338,532	6.2%

Halifax Capital Partners, L.P. (4)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	1,111,112	20.3%

Steven G. Segal (5)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	—	—

Edward D. Yun (6)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	—	—

Michael N. Cannizzaro (7)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	40,000	*

Mark J. Tricolli (8)
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199	—	—

David W. Dupree (9)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	4,092	*

Kenneth M. Doyle (10)
1133 Connecticut Avenue, N.W.
Washington, D.C. 20036	—	—

Bret W. Jorgensen (11)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	37,235	*

Mitch C. Hill (12)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	4,000	*

Marilyn U. MacNiven-Young (13)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	11,500	*

Patricia R. Blank (14)
26250 Enterprise Court, Suite 100
Lake Forest, CA 92630	13,500	*

All directors and executive officers, as a group (12 persons)	118,327	2.1%

*Less than 1%

(1)          For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after August 31, 2006.

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

(5)          As a Special Limited Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P., and a member of JWC-InSight Co-invest LLC, Mr. Segal may be deemed to beneficially own the 4,011,758 shares of our common stock owned by J.W. Childs Equity Partners II, L.P. and the 338,532 shares of our common stock held directly by JWC-InSight Co-invest LLC.  Mr. Segal disclaims beneficial ownership of such shares.

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

(11)    Includes an option to purchase 37,235 shares of our common stock at a price of $19.82 per share.  Does not include an option to purchase 211,001 shares of our common stock at an exercise price of $19.82 per share, which is not currently exercisable.

(12)    Includes an option to purchase 4,000 shares of our common stock at a price of $19.82 per share.  Does not include an option to purchase 36,000 shares of our common stock at an exercise price of $19.82 per share, which is not currently exercisable.

(13)    Includes (i) an option to purchase 10,500 shares of our common stock at an exercise price of $18.00 per share and (ii) an option to purchase 1,000 shares of our common stock at an exercise price of $19.82 per share.  Does not include (i) an option to purchase 19,500 shares of our common stock at an exercise price of $18.00 per share and (ii) an option to purchase 9,000 shares of our common stock at an exercise price of $19.82 per share, which are not currently exercisable.

(14)    Includes an option to purchase 10,500 shares of our common stock at an exercise price of $18.00 per share and (ii) an option to purchase 3,000 shares of our common stock at an exercise price of $19.82 per share.  Does not include (i) an option to purchase 19,500 shares of our common stock at an exercise price of $18.00 per share and (ii) an option to purchase 27,000 shares of our common stock at an exercise price of $19.82 per share, which are not currently exercisable.

Except as otherwise noted, we believe that each of the stockholders listed in the table above has sole voting and dispositive power over all shares beneficially owned.  Each of our stockholders in the table above is party to a stockholders agreement which governs the transferability and voting of shares of our common stock held by them.  See Item 13. “Certain Relationships and Related Transactions—Stockholders Agreement.”

EQUITY COMPENSATION PLAN INFORMATION.  The following table provides information as of June 30, 2006, with respect to compensation plans under which our common stock is authorized for issuance.  These compensation plans include:  (i) the 2001 Stock Option Plan; and (ii) stock options granted pursuant to stock option agreements.  Our stockholders approved the 2001 Stock Option Plan and the issuance of options to purchase up to 726,236 shares of our common stock, pursuant to individual stock option agreements.

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	849,726	$17.74	115,500

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT.  We entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P. and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. will provide business, management and financial advisory services to us in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  From August 2004 through December 2005, we paid J.W. Childs Advisors II, L.P. a monthly fee of $10,000 for the services of Michael N. Cannizzaro, our Chairman of the Board.  We will also reimburse such entities for all travel and other out-of-pocket expenses incurred by such entities in connection with their performance of the advisory services under the agreement.  The management agreement has an initial term of five years, which term will automatically renew for one year periods thereafter and is subject to earlier termination by our board of directors.  Furthermore, we and InSight have agreed to indemnify and hold harmless J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and their affiliates, from and against any and all claims, losses, damages and expenses arising out of the Acquisition or the performance by J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. of their obligations under the management agreement.

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

SEVERANCE AND CONSULTING ARRANGEMENTS.  Pursuant to the terms of a separation agreement with us, Michael A. Boylan, InSight’s former Executive Vice President — Enterprise Development, will receive severance equal to 12 months salary at his level of compensation as of June 30, 2006, which was $275,000 per year and benefits in accordance with the terms of his employment agreement.  We also entered into a short-term consulting agreement with Mr. Boylan, pursuant to which Mr. Boylan will provide consulting services to us in connection with certain acquisitions, joint ventures and disposition arrangements, in exchange for a fee of $25,500 per month, plus reimbursement of his reasonable out-of-pocket expenses incurred in providing such services.

FAMILY-MEMBER RELATIONSHIP.  Patricia K. Kincaid, M.D. is a sister-in-law of Donald F. Hankus, InSight’s Executive Vice President and Chief Information Officer, and a principal or partner of West Rad Medical Group, Inc. (“WRMG”), a professional radiology medical group.  During the year ended June 30, 2006, we paid WRMG approximately $0.5 million in connection with its provision of certain professional services to four fixed-site centers in California.  In addition, an affiliated company of WRMG’s has economic interest in the joint venture that owns one of these fixed-site centers.  WRMG’s provision of professional services to us began more than two years prior to our employment of Mr. Hankus.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

The following table presents information about fees that PricewaterhouseCoopers LLP charged us (1) to audit our annual consolidated financial statements for the years ended June 30, 2006 and 2005, and (2) for other services rendered in those years.

	2006	2005

Audit Fees (1)	$566,000	$249,000

Audit Related Fees	—	—

Tax Fees (2)	110,000	84,000

Subtotal	$676,000	$333,000

All Other Fees	—	—

Total Fees	$676,000	$333,000

(1)          Audit Fees – fees for auditing our annual consolidated financial statements, reviewing the condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the offering memorandum and registration statement related to $300 million of Floating Rate Notes and other SEC filings.

(2)          Tax Fees – fees for reviewing federal, state, and local income and franchise tax returns, tax research and other tax planning services.

All audit and non-audit services performed by our independent registered public accounting firm must be specifically pre-approved by InSight’s audit committee.  Consistent with this policy, for the year ended June 30, 2006 all audit and non-audit services initiated by PricewaterhouseCoopers LLP were pre-approved by InSight’s audit committee.

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

*2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 29, 2001, by and among Company, JWCH Merger Corp. and InSight, previously filed and incorporated by reference from InSight’s Annual Report on Form 10-K, filed on September 14, 2001.

*2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 9, 2001, by and among Company, InSight Health Services Acquisition Corp. and InSight, previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on October 9, 2001.

*2.4

Asset Purchase Agreement, dated June 19, 2003, by and among InSight Health Corp., CDL Medical Technologies, Inc., Keith E. Loiselle and David J. Simile, previously filed and incorporated by reference from Company’s Current Report on Form 8-K, filed on August 11, 2003.

*2.5

Stock Purchase Agreement, dated February 13, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on April 8, 2004.

*2.6

Amendment No. 1 to Stock Purchase Agreement, dated April 1, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on April 8, 2004.

*3.1	Certificate of Incorporation of the Company, as amended, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*3.2	Bylaws of the Company, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.1

Indenture, dated October 30, 2001, with U.S. Bank Trust National Association formerly State Street Bank and Trust Company, N.A., as Trustee, with respect to 9 7/8% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.2

Supplemental Indenture, dated February 25, 2002, with respect to adding an additional Subsidiary Guarantor (named therein), previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 25, 2002.

*4.3

Supplemental Indenture, dated April 2, 2003, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from Company’s Annual Report on Form 10-K, filed on September 26, 2003.

*4.4

Third Supplemental Indenture, dated as of March 8, 2004, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

*4.5

Fourth Supplemental Indenture, dated as of June 8, 2004, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from Company’s Annual Report on Form 10-K, filed on September 24, 2004.

4.6	Fifth Supplemental Indenture, dated as of May 18, 2006, with respect to adding an additional Subsidiary Guarantor (named therein), filed herewith.

*4.7

Indenture, dated September 22, 2005, with U.S. Bank National Association, as Trustee, with respect to Senior Secured Floating Rate Notes due 2011, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

4.8	First Supplemental Indenture, dated as of May 18, 2006, with respect to adding an additional Subsidiary Guarantor (named therein), filed herewith.

*4.9

Security Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.10

Pledge Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.11

Collateral Agency Agreement, dated September 22, 2005, among the Loan Parties (as defined therein) and U.S. Bank National Association, as Trustee and Collateral Agent, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*10.1

Amended and Restated Loan and Security Agreement, dated September 22, 2005, by and among InSight, and its subsidiaries listed therein and Bank of America, N.A. as Lender, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*10.2	Company 2001 Stock Option Plan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.3

Executive Employment Agreement, dated July 1, 2005, among InSight, Company and Bret W. Jorgensen, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on July 8, 2005.

*10.4

Executive Employment Agreement, dated October 22, 2004, among InSight, Company and Patricia R. Blank, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on January 26, 2005.

*10.5

Executive Employment Agreement, dated January 10, 2005, among InSight, Company and Mitch C. Hill, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on January 14, 2005.

*10.6

Executive Employment Agreement, dated August 10, 2005, among InSight, Company and Louis E. Hallman, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on August 15, 2005.

*10.7

Executive Employment Agreement, dated August 10, 2005, among InSight, Company and Donald F. Hankus, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on September 30, 2005.

*10.8

Executive Employment Agreement, dated December 27, 2001, between InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.9	Form of Company Performance Based Option Agreement, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.10	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from Company’s Annual Report on Form 10-K, filed on September 22, 2005.

*10.11

Fourth Amended and Restated Stockholders Agreement, dated as of July 1, 2005, among the Company, the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on July 8, 2005.

*10.12

Management Agreement, dated as of October 17, 2001, by and among J.W. Childs Advisors II, L.P., Halifax Genpar, L.P., Company and InSight, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.13

Separation Agreement, dated June 30, 2006, by and between the Company, InSight and Michael A. Boylan, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 3, 2006.

*10.14

Services Agreement, dated June 30, 2006, by and between Michael A. Boylan and InSight Health Corp., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 3, 2006.

*10.15

Stock Option Agreement, dated August 12, 2004, by and between Company and Michael N. Cannizzaro, previously filed and incorporated by reference from Company’s Quarterly Report on Form 10-Q, filed on November 10, 2004.

*10.16

Stock Option Agreement, dated April 8, 2005, by and between Company and Michael N. Cannizzaro, previously filed and incorporated herein by reference from Company’s Annual Report on Form 10-K, filed on September 22, 2005.

21.1	Subsidiaries of Company, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*  Previously filed

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

Date: September 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret W. Jorgensen	President	September 27, 2006
Bret W. Jorgensen	and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Mitch C. Hill	Executive Vice President	September 27, 2006
Mitch C. Hill	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Michael N. Cannizzaro	Chairman of the Board and	September 27, 2006
Michael N. Cannizzaro	Director

/s/ Kenneth M. Doyle	Director	September 27, 2006
Kenneth M. Doyle

/s/ David W. Dupree	Director	September 27, 2006
David W. Dupree

/s/ Steven G. Segal	Director	September 27, 2006
Steven G. Segal

/s/ Mark J. Tricolli	Director	September 27, 2006
Mark J. Tricolli

/s/ Edward D. Yun	Director	September 27, 2006
Edward D. Yun

SCHEDULE II

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004

(amounts in thousands)

	Balance at					Balance at
	Beginning of	Charges to	Charges to			End of
	Year	Expenses	Revenues	Other		Year
June 30, 2004:
Allowance for doubtful accounts	$7,904	$4,998	$—	$(4,805	)(A)	$8,097
Allowance for contractual adjustments	28,369	—	176,172	(167,332	)(B)	37,209
	$36,273	$4,998	$176,172	$(172,137)		$45,306

June 30, 2005:
Allowance for doubtful accounts	$8,097	$5,723	$—	$(4,933	)(A)	$8,887
Allowance for contractual adjustments	37,209	—	194,928	(202,725	)(B)	29,412
	$45,306	$5,723	$194,928	$(207,658)		$38,299

June 30, 2006:
Allowance for doubtful accounts	$8,887	$5,351	$—	$(4,450	)(A)	$9,788
Allowance for contractual adjustments	29,412	—	183,751	(190,451	)(B)	22,712
	$38,299	$5,351	$183,751	$(194,901)		$32,500

(A)         Write-off of uncollectible accounts.

(B)           Write-off of contractual adjustments, representing the difference between our charge for a procedure and what we receive from payors.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

*2.1

Agreement and Plan of Merger, dated as of June 29, 2001, by and among InSight Health Services Holdings Corp. (the “Company”), JWCH Merger Corp. and InSight Health Services Corp. (“InSight”), previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on July 2, 2001.

*2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 29, 2001, by and among Company, JWCH Merger Corp. and InSight, previously filed and incorporated by reference from InSight’s Annual Report on Form 10-K, filed on September 14, 2001.

*2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of October 9, 2001, by and among Company, InSight Health Services Acquisition Corp. and InSight, previously filed and incorporated herein by reference from InSight’s Current Report on Form 8-K, filed on October 9, 2001.

*2.4

Asset Purchase Agreement, dated June 19, 2003, by and among InSight Health Corp., CDL Medical Technologies, Inc., Keith E. Loiselle and David J. Simile, previously filed and incorporated by reference from Company’s Current Report on Form 8-K, filed on August 11, 2003.

*2.5

Stock Purchase Agreement, dated February 13, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on April 8, 2004.

*2.6

Amendment No. 1 to Stock Purchase Agreement, dated April 1, 2004, by and among InSight Health Corp., Comprehensive Medical Imaging, Inc., Cardinal Health 414, Inc. and Cardinal Health, Inc., previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on April 8, 2004.

*3.1	Certificate of Incorporation of the Company, as amended, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*3.2	Bylaws of the Company, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.1

Indenture, dated October 30, 2001, with U.S. Bank Trust National Association formerly State Street Bank and Trust Company, N.A., as Trustee, with respect to 9 7/8% Senior Subordinated Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*4.2

Supplemental Indenture, dated February 25, 2002, with respect to adding an additional Subsidiary Guarantor (named therein), previously filed and incorporated herein by reference from InSight’s Amendment No. 1 to Registration Statement on Form S-4, filed on March 25, 2002.

*4.3

Supplemental Indenture, dated April 2, 2003, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from Company’s Annual Report on Form 10-K, filed on September 26, 2003.

*4.4

Third Supplemental Indenture, dated as of March 8, 2004, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from Company’s Quarterly Report on Form 10-Q, filed on May 13, 2004.

*4.5

Fourth Supplemental Indenture, dated as of June 8, 2004, with respect to adding additional Subsidiary Guarantors (named therein), previously filed and incorporated herein by reference from Company’s Annual Report on Form 10-K, filed on September 24, 2004.

4.6	Fifth Supplemental Indenture, dated as of May 18, 2006, with respect to adding an additional Subsidiary Guarantor (named therein), filed herewith.

*4.7

Indenture, dated September 22, 2005, with U.S. Bank National Association, as Trustee, with respect to Senior Secured Floating Rate Notes due 2011, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

4.8	First Supplemental Indenture, dated as of May 18, 2006, with respect to adding an additional Subsidiary Guarantor (named therein), filed herewith.

*4.9

Security Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.10

Pledge Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.11

Collateral Agency Agreement, dated September 22, 2005, among the Loan Parties (as defined therein) and U.S. Bank National Association, as Trustee and Collateral Agent, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*10.1

Amended and Restated Loan and Security Agreement, dated September 22, 2005, by and among InSight, and its subsidiaries listed therein and Bank of America, N.A. as Lender, previously filed with InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*10.2	Company 2001 Stock Option Plan, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.3

Executive Employment Agreement, dated July 1, 2005, among InSight, Company and Bret W. Jorgensen, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on July 8, 2005.

*10.4

Executive Employment Agreement, dated October 22, 2004, among InSight, Company and Patricia R. Blank, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on January 26, 2005.

*10.5

Executive Employment Agreement, dated January 10, 2005, among InSight, Company and Mitch C. Hill, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on January 14, 2005.

*10.6

Executive Employment Agreement, dated August 10, 2005, among InSight, Company and Louis E. Hallman, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on August 15, 2005.

*10.7

Executive Employment Agreement, dated August 10, 2005, among InSight, Company and Donald F. Hankus, previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on September 30, 2005.

*10.8

Executive Employment Agreement, dated December 27, 2001, between InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.9	Form of Company Performance Based Option Agreement, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.10	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from Company’s Annual Report on Form 10-K, filed on September 22, 2005.

*10.11

Fourth Amended and Restated Stockholders Agreement, dated as of July 1, 2005, among the Company, the JWC Holders (as defined therein), the Halifax Holders (as defined therein), the Management Holders (as defined therein) and the Additional Holders (as defined therein), previously filed and incorporated herein by reference from Company’s Current Report on Form 8-K, filed on July 8, 2005.

*10.12

Management Agreement, dated as of October 17, 2001, by and among J.W. Childs Advisors II, L.P., Halifax Genpar, L.P., Company and InSight, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.13

Separation Agreement, dated June 30, 2006, by and between the Company, InSight and Michael A. Boylan, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 3, 2006.

*10.14

Services Agreement by and between Michael A. Boylan and InSight Health Corp., previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 3, 2006.

*10.15

Stock Option Agreement, dated August 12, 2004, by and between Company and Michael N. Cannizzaro, previously filed and incorporated by reference from Company’s Quarterly Report on Form 10-Q, filed on November 10, 2004.

*10.16

Stock Option Agreement, dated April 8, 2005, by and between Company and Michael N. Cannizzaro, previously filed and incorporated herein by reference from Company’s Annual Report on Form 10-K, filed on September 22, 2005.

21.1	Subsidiaries of Company, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*  Previously filed