Form 10-Q
period 2006-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2006-11-09
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,468,814 shares of common stock as of November 3, 2006.

The number of pages in this Form 10-Q is 47.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

In accordance with SEC Regulation S-X Rule 3-10, the condensed consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 12 to the Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30, 2006	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,438	$28,208
Trade accounts receivables, net	46,154	43,690
Other current assets	7,677	8,389
Total current assets	76,269	80,287

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $232,503 and $224,879, respectively	171,541	181,026

INVESTMENTS IN PARTNERSHIPS	3,327	3,051
OTHER ASSETS	16,646	17,904
OTHER INTANGIBLE ASSETS, net	31,159	31,473
GOODWILL	94,463	94,463
	$393,405	$408,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$561	$555
Current portion of capital lease obligations	4,745	5,105
Accounts payable and other accrued expenses	37,655	40,077
Total current liabilities	42,961	45,737

LONG-TERM LIABILITIES:
Notes payable, less current portion	494,112	494,203
Capital lease obligations, less current portion	3,627	3,519
Other long-term liabilities	3,685	3,166
Deferred income taxes	3,472	3,472
Total long-term liabilities	504,896	504,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at September 30, 2006 and June 30, 2006, respectively	5	5
Additional paid-in capital	87,081	87,081
Accumulated other comprehensive income	174	601
Accumulated deficit	(241,712)	(229,580)
Total stockholders’ deficit	(154,452)	(141,893)
	$393,405	$408,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,
	2006	2005

REVENUES:
Contract services	$33,175	$34,377
Patient services	40,497	44,331
Total revenues	73,672	78,708

COSTS OF OPERATIONS:
Costs of services	49,111	48,266
Provision for doubtful accounts	1,376	1,183
Equipment leases	1,069	1,022
Depreciation and amortization	15,533	15,774
Total costs of operations	67,089	66,245

Gross profit	6,583	12,463

CORPORATE OPERATING EXPENSES	(5,663)	(5,553)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	752	833

INTEREST EXPENSE, net	(13,654)	(12,166)

GAIN ON REPURCHASE OF NOTES PAYABLE	—	3,076

Loss before provision for income taxes	(11,982)	(1,347)

PROVISION FOR INCOME TAXES	150	1,100

Net loss	$(12,132)	$(2,447)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(12,132)	$(2,447)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,533	15,774
Amortization of debt issuance costs	789	1,297
Equity in earnings of unconsolidated partnerships	(752)	(833)
Distributions from unconsolidated partnerships	716	753
Gain on repurchase of notes payable	—	(3,076)
Deferred income taxes	—	1,050
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	(2,464)	284
Other current assets	1,084	1,355
Accounts payable and other accrued expenses	(2,422)	(2,916)
Net cash provided by operating activities	352	11,241

INVESTING ACTIVITIES:
Additions to property and equipment	(4,045)	(13,885)
Sale of short-term investments	—	5,000
Other	297	216
Net cash used in investing activities	(3,748)	(8,669)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(2,374)	(288,849)
Proceeds from issuance of notes payable	—	298,500
Payments made in connection with refinancing of notes payable	—	(5,672)
Net cash (used in) provided by financing activities	(2,374)	3,979

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(5,770)	6,551
Cash, beginning of period	28,208	20,839
Cash, end of period	$22,438	$27,390

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$7,851	$6,564
Income taxes paid	75	67
Equipment additions under capital leases	1,665	737

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                 NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “InSight” in this Form 10-Q mean InSight Health Services Corp., a Delaware corporation and wholly owned subsidiary of InSight Health Services Holdings Corp. and all entities and subsidiaries controlled by InSight. Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States. Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states. We have two reportable segments: fixed operations and mobile operations. Our services are provided through a network of 85 mobile magnetic resonance imaging, or MRI, facilities, 11 mobile positron emission tomography, or PET, facilities, three mobile computed tomography, or CT, facilities, ten mobile PET/CT facilities and two mobile lithotripsy facilities (collectively, mobile facilities), and 70 fixed-site MRI centers, 40 multi-modality fixed-site centers, one PET/CT fixed-site center, one PET fixed-site center, and one CT fixed-site center (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.                 INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission, or SEC, on September 27, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

We evaluate the carrying value of goodwill and acquisition-related intangible assets, including the related amortization period, in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. In a business combination, goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on the relative fair value of the assets acquired and liabilities assumed. In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142. In the first of the two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised value model, as appropriate. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the condensed consolidated statements of operations. For the three months ended September 30, 2006, we did not identify any potential indication that goodwill might be impaired. There were no changes to the carrying value of goodwill for the three months ended September 30, 2006.

We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. For the three months ended September 30, 2006, we did not identify any potential indication that other intangible assets might be impaired.

A reconciliation of other intangible assets is as follows (amounts in thousands):

	September 30, 2006		June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,410	$3,592	$24,410	$3,388
Wholesale contracts	14,006	12,345	14,006	12,235
	38,416	15,937	38,416	15,623

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$47,096	$15,937	$47,096	$15,623

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5 to 7 years

Amortization of intangible assets was approximately $0.3 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively.

5.                 NOTES PAYABLE

Through InSight, we have outstanding $300 million aggregate principal amount of senior secured floating rate notes, or Floating Rate Notes. The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. The Floating Rate Notes are redeemable at our option at specific prices depending on the date of redemption. The fair value of the Floating Rate Notes as of September 30, 2006 was approximately $255 million.

In January 2006, through InSight, we purchased an interest rate cap contract. The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0% (Note 9).

Through InSight, we also have outstanding $194.5 million of unsecured senior subordinated notes, or Fixed Rate Notes. The Fixed Rate Notes mature in November 2011 and bear interest at 9.875% per annum, payable semi-annually. The Fixed Rate Notes are redeemable at our option at specific prices depending on the date of redemption. The fair value of the Fixed Rate Notes as of September 30, 2006 was approximately $72 million.

Through InSight, we also have an asset-based revolving credit facility of up to $30.0 million. As of September 30, 2006, we had approximately $25.4 million of availability under the revolving credit facility, based on our eligible borrowing base. As of September 30, 2006, there were no borrowings under the revolving credit facility and there were letters of credit of approximately $2.6 million outstanding under our revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate). We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility. The revolving credit facility contains a fixed charge coverage covenant that we would be required to meet if our eligible borrowing base (net of outstanding borrowings) plus eligible cash falls below $15 million. If we are unable to meet this covenant our availability under the revolving credit facility would be restricted to keep our eligible borrowing base (net of outstanding borrowings) plus eligible cash above $15 million. As of September 30, 2006, we would be unable to meet this fixed charge coverage covenant, and we expect to be unable to meet this covenant in the foreseeable future.

The agreements governing our revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowings, capital projects, asset sales, dividend payments and certain other covenants. As of September 30, 2006, we were in compliance with those agreements. The agreements governing our revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

We believe, based on currently available information, that future net cash provided by operating activities and our revolving credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe that steps such as these would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated. However, if our net cash provided by operating activities severely declines, we may be unable to service our indebtedness or our liquidity needs. If we are unable to service our indebtedness or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness or sell certain of our assets on commercially reasonable terms, if at all, which could cause us to default on our indebtedness and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Although we are prepared to take these additional steps if necessary we cannot be certain such steps would be effective. However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations for at least the next twelve months.

6.                 SHARE-BASED COMPENSATION

On July 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R). This statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Because we used the minimum value method of measuring share-based compensation expense under SFAS 123, and because we meet the definition of a nonpublic entity under SFAS 123R, we are required to adopt the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006. Accordingly, we will continue to account for any portion of awards outstanding prior to July 1, 2006 under the pro-forma provisions of SFAS 123, and prior periods have not been restated to reflect the impact of SFAS 123R. There were no options or other forms of share-based payment granted during the three months ended September 30, 2006. As a result, no amounts of compensation cost were recognized in the condensed consolidated statements of operations.

As discussed above, for all awards granted prior to July 1, 2006, we accounted for our stock option plan in accordance with APB 25 and followed the pro-forma disclosures of net income (loss) required under SFAS 123 as if we had recognized compensation expense equal to the fair value of options granted, as determined on the grant date. Our net loss would have reflected the following pro-forma amounts (in thousands):

		Three Months Ended September 30,
		2006	2005
		(unaudited)

Net loss:	As reported	$(12,132)	$(2,447)
	Expense	(66)	(71)
	Pro-forma	$(12,198)	$(2,518)

The fair value of stock options granted during the three months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes option pricing model under the minimum value method with the following weighted average assumptions:

Estimated life (years)	10
Volatility	0%
Expected dividend yield	$0
Risk-free interest rate	4.13%
Weighted average estimated fair value of options granted	$6.65

SFAS 123R requires the use of a valuation model to calculate the fair value of share-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, estimated life and interest rates. The estimated life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The average risk-free interest rate is based on the ten-year U.S. treasury security rate in effect as of the grant date.

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

As of September 30, 2006, we had 123,500 shares available for the granting of stock options. A summary of the status of our stock option plan at September 30, 2006, changes during the three months then ended, and status of non-vested options are presented below:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2006	849,726	$17.74	$6.66
Granted	—	—	—
Exercised	—	—	—
Forfeited	(8,000)	18.68	6.68
Expired	—	—	—
Outstanding, September 30, 2006	841,726	$17.73	$6.66

Exercisable at September 30, 2006	285,750	$14.49	$6.65	6.01

Non-vested, June 30, 2006	608,311	$19.42	$6.66
Granted	—	—	—
Vested	(45,985)	19.82	6.62
Forfeited	(6,350)	18.72	6.67
Non-vested, September 30, 2006	555,976	$19.40	$6.66

7.     SEGMENT INFORMATION

We have two reportable segments:  mobile operations and fixed operations, which are business units defined primarily by the type of service provided.    Mobile operations consist primarily of mobile facilities while fixed operations consist primarily of fixed-site centers, although historically each segment has generated both contract services and patient services revenues.    We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments.    We also do not allocate income taxes to the two segments.    We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Three months ended September 30, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$27,632	$5,543	$—	$33,175
Patient services revenues	—	40,497	—	40,497
Total revenues	27,632	46,040	—	73,672
Depreciation and amortization	7,356	6,538	1,639	15,533
Total costs of operations	23,953	38,796	4,340	67,089
Corporate operating expenses	—	—	(5,663)	(5,663)
Equity in earnings of unconsolidated partnerships	—	752	—	752
Interest expense, net	(1,191)	(1,238)	(11,225)	(13,654)
Income (loss) before income taxes	2,488	6,758	(21,228)	(11,982)

Additions to property and equipment	108	3,465	472	4,045

Three months ended September 30, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$29,551	$4,826	$—	$34,377
Patient services revenues	425	43,906	—	44,331
Total revenues	29,976	48,732	—	78,708
Depreciation and amortization	7,547	6,102	2,125	15,774
Total costs of operations	24,976	36,506	4,763	66,245
Corporate operating expenses	—	—	(5,553)	(5,553)
Equity in earnings of unconsolidated partnerships	—	833	—	833
Interest expense, net	(1,705)	(1,581)	(8,880)	(12,166)
Gain on repurchase of notes payable	—	—	3,076	3,076
Income (loss) before income taxes	3,295	11,478	(16,120)	(1,347)

Additions to property and equipment	8,162	4,934	789	13,885

8.     NEW PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  We will be required to adopt SFAS 157 on July 1, 2008.  We are currently assessing the effect of SFAS 157 on our financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and we are required to adopt its provisions in our fiscal year ending June 30, 2007. We do not expect the adoption of SAB 108 to have a material effect on our financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We are required to adopt the provisions of FIN 48 beginning in fiscal 2008.  We are currently evaluating the effect FIN 48 will have on our financial condition and results of operations.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (EITF 04-05), which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption.  On July 1, 2006, we adopted the provisions of EITF 04-05 for all existing limited partnerships, which did not have a material effect on our financial condition and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  On July 1, 2006, we adopted the provisions of SFAS 154, which did not have a material effect on our financial condition and results of operations.

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

In January 2006, through InSight, we purchased an interest rate cap contract for a cost of approximately $0.3 million.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  We have designated this interest cap contract as a highly effective cash flow hedge of our Floating Rate Notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss).  The premium paid for the contract will be amortized over the life of the contract as required under SFAS 133.  The fair value of the interest rate cap contract was approximately $0.5 million as of September 30, 2006.

10.          COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the three months ended September 30, 2006 and 2005, respectively (amounts in thousands):

	Three Months Ended
	September 30,
	2006	2005
	(unaudited)

Net loss	$(12,132)	$(2,447)
Unrealized loss attributable to change in fair value of interest rate cap	(427)	—
Comprehensive loss	$(12,559)	$(2,447)

11.  COMMITMENTS AND CONTINGENCIES

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective.  We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

On February 3, 2004, Southwest Outpatient Radiology, PC, or SWOR, filed a Summons and Complaint against InSight Health Corp., one of InSight’s subsidiaries, in the Superior Court, Maricopa County, Arizona, for Declaratory Relief seeking a declaration as to the meaning and effect of a certain provision of the professional services agreement, or PSA, pursuant to which SWOR provided professional services at InSight’s facilities in Phoenix, Arizona.  SWOR claimed the PSA provided a right of first refusal to provide professional services at any center InSight acquired in Maricopa County.  InSight believes and it was intended that the provision related only to “de novo” centers which InSight developed.  In April 2004, InSight acquired the stock of Comprehensive Medical Imaging, Inc., which owned and operated 21 fixed-site centers, six of which were located in Maricopa County, pursuant to a stock purchase agreement.

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

Dr. Neff provides radiology services at the Hospital and to the outpatients.  InSight does not control billing and collections to the Hospital for inpatients or to third-party payors for outpatients.  Dr. Neff performs that function.

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

The Hospital in turn filed a Counterclaim against InSight.  Initially, InSight moved to dismiss that Counterclaim for failure to state a claim and for failure to comply with pleading requirements.  Before that Motion could be ruled upon, the Hospital filed an Amended Counterclaim.  By the Amended Counterclaim, the Hospital asserts that InSight engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that InSight aided and abetted  Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that InSight conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration.  By the Amended Counterclaim, the Hospital seeks compensatory damages of not less than $5 million and punitive damages of not less than $10 million.  InSight has moved to dismiss, and the motion remains pending at the present time.  InSight has also answered the Amended Counterclaim, denying all of the substantive allegations.  InSight intends to vigorously prosecute its case against the Hospital and defend the Hospital’s claims.

On September 13, 2006, the Hospital filed a voluntary bankruptcy petition under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case and the arbitration have been stayed by operation of law.

12.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
SEPTEMBER 30, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$20,296	$2,142	$—	$22,438
Trade accounts receivables, net	—	—	39,090	7,064	—	46,154
Other current assets	—	—	6,841	836	—	7,677
Intercompany accounts receivable	87,088	496,169	11,868	—	(595,125)	—
Total current assets	87,088	496,169	78,095	10,042	(595,125)	76,269
Property and equipment, net	—	—	153,273	18,268	—	171,541
Investments in partnerships	—	—	3,327	—	—	3,327
Investments in consolidated subsidiaries	(241,540)	(244,788)	12,687	—	473,641	—
Other assets	—	460	16,181	5	—	16,646
Goodwill and other intangible assets, net	—	—	119,761	5,861	—	125,622
	$(154,452)	$251,841	$383,324	$34,176	$(121,484)	$393,405

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,361	$945	$—	$5,306
Accounts payable and other accrued expenses	—	—	35,749	1,906	—	37,655
Intercompany accounts payable	—	—	583,257	11,868	(595,125)	—
Total current liabilities	—	—	623,367	14,719	(595,125)	42,961
Notes payable and capital lease obligations, less current portion	—	493,193	1,042	3,504	—	497,739
Other long-term liabilities	—	188	3,703	3,266	—	7,157
Stockholders’ (deficit) equity	(154,452)	(241,540)	(244,788)	12,687	473,641	(154,452)
	$(154,452)	$251,841	$383,324	$34,176	$(121,484)	$393,405

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
JUNE 30, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,944	$2,264	$—	$28,208
Trade accounts receivables, net	—	—	37,540	6,150	—	43,690
Other current assets	—	—	7,960	429	—	8,389
Intercompany accounts receivable	87,086	496,110	15,452	—	(598,648)	—
Total current assets	87,086	496,110	86,896	8,843	(598,648)	80,287
Property and equipment, net	—	—	164,637	16,389	—	181,026
Investments in partnerships	—	—	3,051	—	—	3,051
Investments in consolidated subsidiaries	(228,979)	(232,656)	7,046	—	454,589	—
Other assets	—	905	16,989	10	—	17,904
Goodwill and other intangible assets, net	—	—	121,433	4,503	—	125,936
	$(141,893)	$264,359	$400,052	$29,745	$(144,059)	$408,204

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,730	$930	$—	$5,660
Accounts payable and other accrued expenses	—	—	38,613	1,464	—	40,077
Intercompany accounts payable	—	—	583,196	15,452	(598,648)	—
Total current liabilities	—	—	626,539	17,846	(598,648)	45,737
Notes payable and capital lease obligations, less current portion	—	493,143	2,479	2,100	—	497,722
Other long-term liabilities	—	195	3,690	2,753	—	6,638
Stockholders’ (deficit) equity	(141,893)	(228,979)	(232,656)	7,046	454,589	(141,893)
	$(141,893)	$264,359	$400,052	$29,745	$(144,059)	$408,204

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$64,913	$8,759	$—	$73,672
Costs of operations	—	—	58,624	8,465	—	67,089
Gross profit	—	—	6,289	294	—	6,583

Corporate operating expenses	—	—	(5,663)	—	—	(5,663)

Equity in earnings of unconsolidated partnerships	—	—	752	—	—	752

Interest expense, net	—	—	(13,431)	(223)	—	(13,654)

(Loss) income before income taxes	—	—	(12,053)	71	—	(11,982)

Provision for income taxes	—	—	150	—	—	150

(Loss) income before equity in (loss) income of consolidated subsidiaries	—	—	(12,203)	71	—-	(12,132)

Equity in (loss) income of consolidated subsidiaries	(12,132)	(12,132)	71	—	24,193	—
Net (loss) income	$(12,132)	$(12,132)	$(12,132)	$71	$24,193	$(12,132)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$68,922	$9,786	$—	$78,708
Costs of operations	—	—	57,478	8,767	—	66,245
Gross profit	—	—	11,444	1,019	—	12,463

Corporate operating expenses	—	—	(5,553)	—	—	(5,553)

Equity in earnings of unconsolidated partnerships	—	—	833	—	—	833

Interest expense, net	—	—	(11,879)	(287)	—	(12,166)

Gain on repurchase of notes payable	—	3,076	—	—	—	3,076
Income (loss) before income taxes	—	3,076	(5,155)	732	—	(1,347)

Provision for income taxes	—	—	1,100	—	—	1,100
Income (loss) before equity in (loss) income of consolidated subsidiaries	—	3,076	(6,255)	732	—	(2,447)

Equity in (loss) income of consolidated subsidiaries	(2,447)	(5,523)	732	—	7,238	—
Net (loss) income	$(2,447)	$(2,447)	$(5,523)	$732	$7,238	$(2,447)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(12,132)	$(12,132)	$(12,132)	$71	$24,193	$(12,132)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	14,134	1,399	—	15,533
Amortization of debt issuance costs	—	—	789	—	—	789
Equity in earnings of unconsolidated partnerships	—	—	(752)	—	—	(752)
Distributions from unconsolidated partnerships	—	—	716	—	—	716
Equity in income of consolidated subsidiaries	12,132	12,132	(71)	—	(24,193)	—
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	—		(1,550)	(914)	—	(2,464)
Intercompany receivables, net	—	(59)	(569)	628	—	—
Other current assets	—	—	1,119	(35)	—	1,084
Accounts payable and other accrued expenses	—	—	(2,864)	442	—	(2,422)
Net cash (used in) provided by operating activities	—	(59)	(1,180)	1,591	—	352

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(2,437)	(1,608)	—	(4,045)
Other	—	9	(225)	513	—	297
Net cash provided by (used in) investing activities	—	9	(2,662)	(1,095)	—	(3,748)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	50	(1,806)	(618)	—	2,374
Net cash provided by (used in) financing activities	—	50	(1,806)	(618)	—	(2,374)

DECREASE IN CASH AND CASH EQUIVALENTS:	—	—	(5,648)	(122)	—	(5,770)
Cash, beginning of period	—	—	25,944	2,264	—	28,208
Cash, end of period	$—	$—	$20,296	$2,142	$—	$22,438

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(2,447)	$(2,447)	$(5,523)	$732	$7,238	$(2,447)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	14,460	1,314	—	15,774
Amortization of debt issuance costs	—	—	1,297	—	—	1,297
Equity in earnings of unconsolidated partnerships	—	—	(833)	—	—	(833)
Distributions from unconsolidated partnerships	—	—	753	—	—	753
Gain on repurchase of notes payable	—	(3,076)	—	—	—	(3,076)
Deferred income taxes	—	—	1,050	—	—	1,050
Equity in income of consolidated subsidiaries	2,447	5,523	(732)	—	(7,238)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	419	(135)	—	284
Intercompany receivables, net	—	(5,270)	7,239	(1,969)	—	—
Other current assets	—	—	1,248	107	—	1,355
Accounts payable and other accrued expenses	—	—	(3,309)	393	—	(2,916)
Net cash (used in) provided by operating activities	—	(5,270)	16,069	442	—	11,241

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(13,586)	(299)	—	(13,885)
Net sales of short-term investments	—	—	5,000	—	—	5,000
Other	—	—	77	139	—	216
Net cash used in investing activities	—	—	(8,509)	(160)	—	(8,669)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(287,558)	(1,149)	(142)	—	(288,849)
Proceeds from issuance of notes payable	—	298,500	—	—	—	298,500
Payments made in connection with refinancing notes payable	—	(5,672)	—	—	—	(5,672)
Net cash provided by (used in) financing activities	—	5,270	(1,149)	(142)	—	3,979

INCREASE IN CASH AND CASH EQUIVALENTS:	—	—	6,411	140	—	6,551
Cash, beginning of period	—	—	17,971	2,868	—	20,839
Cash, end of period	$—	$—	$24,382	$3,008	$—	$27,390

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, or Form 10-Q, includes “forward-looking statements.”  Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital projects, liquidity, financing needs, debt repurchases, plans or intentions relating to acquisitions and new fixed-site developments, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information.  When used in this Form 10-Q the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are set forth in this Form 10-Q, including the factors described in Part II, Item 1A. “Risk Factors” and the following:

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

Overview

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this Form 10-Q mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation, and all entities owned or controlled by InSight Health Services Corp.

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 69% of our total revenues from MRI services during the three months ended September 30, 2006, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound, lithotripsy and x-ray.

As of September 30, 2006, our network consists of 113 fixed-site centers and 111 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers.     Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We have two reportable segments: mobile operations and fixed operations.  Our mobile operations include 23 parked mobile facilities, each of which serves a single customer.  Our fixed operations include five mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 7 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

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

Executive Summary

As described in greater detail below, our business faces many challenges.  Some of these challenges are unique to our business, while other challenges are industry-wide.  Our revenues for the three months ended September 30, 2006, decreased by approximately 6.4% as compared to the same period in the prior fiscal year.  Moreover, our costs of operations, corporate operating expenses and interest expense rose during the same period.  For the three months ended September 30, 2006, our Adjusted EBITDA decreased approximately 26.8% as compared to the same period in the prior fiscal year (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below).  This 26.8% decline in Adjusted EBITDA was preceded by an approximate 19.3% decline in Adjusted EBITDA for the year ended June 30, 2006 compared to the year ended June 30, 2005.  This decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past nine fiscal quarters.  We anticipate that this negative trend in Adjusted EBITDA will continue and will be exacerbated by the anticipated adverse effects of planned Medicare reimbursement reductions under the Deficit Reduction Act of 2005, or DRA, as discussed in “Reimbursement” below.   To the extent the final regulations released for comment in November 2006 by the Centers for Medicare and Medicaid Services, or CMS, take effect, this negative trend will be further adversely affected.

We have attempted to implement, and will continue to develop and implement, various revenue enhancing and cost reduction initiatives; however, such initiatives have produced minimal improvements to date, and reversing the negative trend will be a significant challenge because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions by Medicare and other third-party payors.  Depending on the severity of the anticipated negative trend in Adjusted EBITDA, we may (1) have difficulty funding our capital projects, and (2) need to take impairment charges against our goodwill and other intangible assets, which represented approximately 31.9% of our consolidated assets as of September 30, 2006.  In November 2006, we engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives.

Acquisition and Dispositions

In March 2006, we purchased a majority ownership interest in a joint venture that operates an MRI fixed-site center in San Ramon, California.  The purchase price was approximately $2.3 million, net of cash acquired.

In September 2006, we closed two fixed-site centers in Encino, California and Clarksville, Indiana, resulting in charges of approximately $0.1 million and $0.2 million, respectively.  In June 2006, we closed a fixed-site center in Bala Cynwyd, Pennsylvania, resulting in a charge of approximately $0.3 million.  In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut, which resulted in a $1.0 million loss in associated goodwill.  Also in December 2005, we closed two fixed-site centers in Chicago, Illinois and Coraopolis, Pennsylvania.  In August 2005, we closed a fixed-site center in Lemont, Illinois.

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

Mobile Operations:  Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Revenues from our mobile operations are primarily generated from fee-for-service arrangements and fixed-fee contracts billed directly to our customers, which we generally refer to as contract services revenues.  Revenues from our mobile operations have been and will continue to be driven by the growth in the diagnostic imaging industry and depend on our ability to:

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

•                  competition from equipment manufacturers which have caused some of our referral sources, some of our mobile customers, and some of our mobile customers’ referral sources to invest in their own diagnostic imaging equipment; and

•                  industry-wide increases in salaries and benefits for technologists.

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

Under an August 2006 proposed rule for OPPS, expected to take effect January 1, 2007, technical fees for PET will be reduced and PET/CT will be paid at the same rate as PET, resulting in a significant reduction in reimbursement for PET/CT.  Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET, such as Alzheimer’s disease and cervical cancer, expanded application is unlikely to significantly offset the anticipated overall reductions in PET reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

Furthermore, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2005, CMS announced that these proposed regulations would not be finalized for 2006, but CMS will study them further.  In August 2006, CMS published proposed regulations that further delay the implementation of this reimbursement methodology.  The implementation of this reimbursement methodology would adversely impact our financial condition and results of operations since our hospital customers will seek to offset their reduced reimbursement through lower rates with us.

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule.  CMS proposed phasing in this rate reduction in over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006;

however, under final regulations released for comment in November 2006, CMS will not implement the second phase of the rate reduction in 2007.

The DRA was signed into law by President Bush in February 2006.  The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule.  These reductions will become effective on January 1, 2007.  There are active and ongoing efforts to modify, delay or otherwise mitigate the financial impact of the DRA on radiology services; however, we currently do not anticipate that these efforts will have a material effect on the DRA.

We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations.  For our fiscal year ended June 30, 2006, Medicare revenues represented approximately $34 million, or approximately 11% of our total revenues for such period.  If the DRA reimbursement reductions had been in effect during that period, we estimate that our total revenues would have been reduced by approximately $9.0 million, or 2.9% (the relative impact of the contiguous body parts reimbursement reduction and the lower of OPPS or the Medicare Part B fee schedule reimbursement reduction would have been approximately $1.0 million and $8.0 million, respectively).  We would expect to experience comparable reductions in our Medicare revenues in the future when the DRA is fully implemented; however, because our fiscal year ends June 30, our financial statements will not reflect the full effect of these reductions until our fiscal year ending June 30, 2008.  Our assumptions in reaching the foregoing estimate include the following:

•                  we did not consider our mobile operations (our patient services revenues from mobile operations are de minimis);

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

Finally, in November 2006, CMS released final regulations for comment, which would implement an overall decrease of 5.0% in the Medicare Part B fee schedule beginning January 1, 2007.  If this decrease is implemented, it would further adversely impact our financial condition and results of operations.

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

Managed Care and Private Insurance. Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, if Medicare reimbursement is reduced, we believe that managed care organizations may also reduce or otherwise limit reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our financial condition and results of operations.  These reductions may be similar to the reimbursement reductions set forth in the DRA.  The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

We have received notice or indications from several third-party payors that they intend to implement the reduction for multiple images on contiguous body parts and additional payors may propose to implement this reduction as well.  If additional third-party payors were to propose such reductions, and such proposals were implemented, it would further negatively affect our financial condition and results of operations.

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

Revenues

We earn revenues by providing services to patients, hospitals and other healthcare providers.  Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, collectively, payors.  Patient services revenues also includes balances due from patients, which are primarily collected at the time the procedure is performed.  Our charge for a procedure is comprised of charges for both the technical and professional components of the service.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.  Our billing system does not generate contractual adjustments.  Contractual adjustments are manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. Contractual adjustments are written off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.  We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, we have recently entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services on an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.  Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed.  Most third-party payors require preauthorization before an MRI or PET procedure is performed on a patient.

We refer to our revenues from hospitals, physician groups and other healthcare providers as contract services revenues.  Contract services revenues are primarily generated from fee-for-service arrangements, fixed-fee contracts and management fees billed to the hospital, physician group or other healthcare provider.  Contract services revenues are generally billed to our customers on a monthly basis.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.  Revenues are affected by the timing of holidays, patient and referring physician vacation schedules and inclement weather.

The provision for doubtful accounts is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that will be uncollectible from patients, payors, hospitals and other healthcare providers.  The provision for doubtful accounts includes amounts to be written off with respect to specific accounts involving customers which are financially unstable or materially fail to comply with the payment terms of their contract and other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.  Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for the three months ended September 30, 2006 (unaudited):

Payor	Percent of Total Revenues
Hospitals, physician groups, and other healthcare providers (1)	46%
Managed care and insurance	38%
Medicare	11%
Medicaid	2%
Workers’ compensation	2%
Other, including self-pay patients	1%

(1)             No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of September 30, 2006, our days sales outstanding for trade accounts receivables on a net basis was 56 days, a four day increase from June 30, 2006.  This increase was primarily related to a temporary delay in payments from Medicare and several of our mobile customers.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of September 30, 2006 is as follows (amounts in thousands):

						120 days
		Current	30 days	60 days	90 days	and older	Total
		(unaudited)
	Hospitals, physician groups and other healthcare providers	$10,613	$6,136	$1,922	$717	$636	$20,024
	Managed care and insurance	20,743	9,358	5,058	2,932	10,685	48,776
	Medicare/Medicaid	6,563	2,294	1,357	1,011	4,107	15,332
	Workers’ compensation	1,111	722	504	347	2,195	4,879
	Other, including self-pay patients	278	214	168	130	—	790
	Trade accounts receivables	39,308	18,724	9,009	5,137	17,623	89,801
Less:	Allowances for professional fees	(4,312)	(1,670)	(946)	(597)	(2,457)	(9,982)
	Allowances for contractual adjustments	(12,972)	(5,286)	(2,912)	(450)	(1,674)	(23,294)
	Allowances for doubtful accounts	(390)	(227)	(69)	(1,981)	(7,704)	(10,371)
	Trade accounts receivables, net	$21,634	$11,541	$5,082	$2,109	$5,788	$46,154

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

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Three Months Ended September 30,
	2006	2005
	(unaudited)
REVENUES	100.0%	100.0%
COSTS OF OPERATIONS:
Costs of services	66.7	61.3
Provision for doubtful accounts	1.9	1.5
Equipment leases	1.4	1.3
Depreciation and amortization	21.1	20.0
Total costs of operations	91.1	84.1
Gross profit	8.9	15.9
CORPORATE OPERATING EXPENSES	(7.7)	(7.1)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.0	1.1
INTEREST EXPENSE, net	(18.5)	(15.5)
GAIN ON REPURCHASE OF NOTES PAYABLE	—	3.9
Loss before provision for income taxes	(16.3)	(1.7)
PROVISION FOR INCOME TAXES	0.2	1.4
Net loss	(16.5)%	(3.1)%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Three Months Ended
	September 30,
	2006	2005
	(unaudited)
Fixed operations	$46,040	$48,732
Mobile operations	27,632	29,976
Total	$73,672	$78,708

Three Months Ended September 30, 2006 and 2005

Revenues:  Revenues decreased approximately 6.4% from approximately $78.7 million for the three months ended September 30, 2005, to approximately $73.7 million for the three months ended September 30, 2006. This decrease was due to lower revenues from our fixed operations (approximately $2.7 million) and from our mobile operations (approximately $2.3 million). Revenues from our fixed and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the three months ended September 30, 2006.

Revenues from our fixed operations decreased approximately 5.5% from approximately $48.7 million for the three months ended September 30, 2005, to approximately $46.0 million for the three months ended September 30, 2006. This decrease was due primarily to (1) lower revenues from our existing fixed-site centers (approximately $3.1 million) and (2) loss of revenues from the centers we closed during fiscal 2006 (approximately $0.9 million), partially offset by (1) higher revenues from changes in payment arrangements with certain radiologists discussed above (approximately $1.0 million) and (2) increased revenues from the acquisition of a fixed-site center in San Ramon, California (approximately $0.4 million).  Revenues from our existing fixed-site centers decreased because of (1) a decrease in procedure volume (approximately 2%) as a result of the negative trends discussed above and (2) a decrease in our average reimbursement from payors (approximately 4%).  Revenues will continue to be adversely affected by the negative trends discussed above.

Revenues from our mobile operations decreased approximately 8.0% from approximately $30.0 million for the three months ended September 30, 2005, to approximately $27.6 million for the three months ended September 30, 2006. This decrease was partially due to (1) lower revenues from our existing mobile facilities (approximately $2.0 million) and (2) loss of revenues from a mobile lithotripsy partnership we dissolved during the second quarter of fiscal 2006 (approximately $0.3 million).  Revenues from our existing mobile facilities decreased because of lower MRI and lithotripsy revenues, partially offset by higher PET and PET/CT revenues due to an increase in the number of PET/CT systems during the three months ended September 30, 2006.  Revenues have been and will continue to be adversely affected by the negative trends discussed above.

Approximately 55% of our total revenues were generated from patient services revenues for the three months ended September 30, 2006.  Substantially all patient services revenues were earned from our fixed operations for the three months ended September 30, 2006.  Approximately 45% of our total revenues for the three months ended September 30, 2006 were generated from contract services revenues. Contract services revenues for fixed and mobile operations represented approximately 17% and 83%, respectively, of total contract services revenues for the three months ended September 30, 2006.

Costs of Operations:  Costs of operations increased approximately 1.4% from approximately $66.2 million for the three months ended September 30, 2005, to approximately $67.1 million for the three months ended September 30, 2006. This increase was due primarily to higher costs at our fixed operations (approximately $2.3 million), partially offset by (1) lower costs at our mobile operations (approximately $1.0 million) and (2) lower costs at our billing and other operations (approximately $0.4 million).  The decrease at our billing and other operations is due primarily to (1) lower amortization expense on our other intangible assets as a result of a reduction in their carrying value from an impairment charge taken during the fourth quarter of fiscal 2006 and (2) rebates from our service supplies vendors.

Costs of operations at our fixed operations increased approximately 6.3% from approximately $36.5 million for the three months ended September 30, 2005, to approximately $38.8 million for the three months ended September 30, 2006. This increase was due primarily to (1) higher costs at our existing fixed-site centers (approximately $2.5 million) and (2) higher costs from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.3 million), partially offset by the elimination of costs from the centers we closed in fiscal 2006 (approximately $0.6 million). The increase in costs at our existing fixed-site centers was primarily due to (1) higher payments to radiologists (approximately $1.0 million) discussed above; (2) higher equipment lease costs (approximately $0.5 million) due primarily to an increase in interim rentals to meet demand; and (3) charges to close two fixed-site centers during the three months ended September 30, 2006 (approximately $0.3 million).

Costs of operations at our mobile operations decreased approximately 4.0% from approximately $25.0 million for the three months ended September 30, 2005, to approximately $24.0 million for the three months ended September 30, 2006. The decrease was due primarily to (1) reduction in costs at our existing mobile facilities (approximately $0.8 million) and (2) reduction in costs associated with a mobile lithotripsy partnership we dissolved during the second quarter of fiscal 2006 (approximately $0.2 million).  The reduction in costs at our existing mobile facilities was primarily caused by a reduction in salaries and benefits (approximately $0.5 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 1.8% from approximately $5.6 million for the three months ended September 30, 2005, to approximately $5.7 million for the three months ended September 30, 2006.  The increase was due primarily to (1) higher salaries and benefits; (2) increased sales and marketing costs; and (3) increased consulting costs, partially offset by the elimination of costs from a national sales meeting in the first quarter of fiscal 2006.

Interest Expense, net:  Interest expense, net increased approximately 12.3% from approximately $12.2 million for the three months ended September 30, 2005, to approximately $13.7 million for the three months ended September 30, 2006. The increase was due primarily to higher interest rates on our variable rate indebtedness.

Gain on Repurchase of Notes Payable:  In September 2005, we realized a net gain of $3.1 million in connection with our repurchase of approximately $55.5 million of our unsecured senior subordinated notes due 2011.

Provision for Income Taxes:  Provision for income taxes decreased from approximately $1.1 million for the three months ended September 30, 2005, to approximately $0.2 million for the three months ended September 30, 2006.  The provision for income taxes for the three months ended September 30, 2006 is primarily related to estimated state income taxes.  The provision for income taxes for the three months ended September 30, 2005 included a provision of approximately $1.0 million to increase our deferred tax liability due to goodwill amortization recorded on a tax basis.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases.  We expect to fund future working capital and capital project requirements from net cash provided by operating activities, capital and operating leases, and our amended revolving credit facility.  Due to the anticipated negative trend in our Adjusted EBITDA and the planned Medicare reimbursement reductions, we anticipate that operating cash flow will continue to decline as well, which will result in:

•                  a reduction in the amounts available under our revolving credit facility, and therefore a decline in our borrowing base;

•                  difficulty funding our capital projects; and

•                  more stringent financing and leasing terms from equipment manufacturers and other financing resources.

Liquidity:  We believe, based on currently available information, that future net cash provided by operating activities and our revolving credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or further restructuring our capital projects (entering into capital and operating leases rather than using cash).  We believe that steps such as these would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  However, if our net cash provided by operating activities severely declines, we may be unable to service our indebtedness or our liquidity needs. If we are unable to service our indebtedness or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets.  We cannot assure you that we will be able to restructure or refinance any of our indebtedness or sell certain of our assets on commercially reasonable terms, if at all, which could cause us to default on our indebtedness and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  Although we are prepared to take these additional steps if necessary we cannot be certain such steps would be effective. However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations for at least the next twelve months.

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to our senior secured floating rate notes and unsecured senior subordinated notes;

•                  capital projects;

•                  working capital requirements;

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

Cash and cash equivalents as of November 1, 2006 were approximately $15 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

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

A summary of our cash flows is as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2006	2005
	(unaudited)
Net cash provided by operating activities	$352	$11,241
Net cash used in investing activities	(3,748)	(8,669)
Net cash (used in) provided by financing activities	(2,374)	3,979

Net cash provided by operating activities was approximately $0.4 million for the three months ended September 30, 2006 and resulted primarily from the net loss before depreciation and amortization, partially offset by (1) an increase in trade accounts receivables, net (approximately $2.5 million) and (2) a decrease in accounts payable and accrued expenses (approximately $2.4 million).  The increase in trade accounts receivables, net is primarily due to timing of cash collections.  The decrease in accounts payable and accrued expenses is primarily due to accrued payroll costs related to the timing of payroll payments.

Net cash used in investing activities was approximately $3.7 million for the three months ended September 30, 2006 and resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $4.0 million).

Net cash used in financing activities was approximately $2.4 million for the three months ended September 30, 2006 and resulted primarily from notes payable and capital lease payments.

The following table sets forth our Adjusted EBITDA for the three months ended September 2006 and 2005.  We define Adjusted EBITDA as our earnings before interest, taxes, depreciation and amortization excluding the gain on repurchase of notes payable.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital project and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities or other traditional indicators of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.  While Adjusted EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Three Months Ended September 30,
	2006	2005
	(unaudited)
Net cash provided by operating activities	$352	$11,241
Provision for income taxes	150	1,100
Interest expense, net	13,654	12,166
Amortization of debt issuance costs	(789)	(1,297)
Equity in earnings of unconsolidated partnerships	752	833
Distributions from unconsolidated partnerships	(716)	(753)
Net change in operating assets and liabilities	3,802	1,277
Net change in deferred income taxes	—	(1,050)
Adjusted EBITDA	$17,205	$23,517

Adjusted EBITDA decreased approximately 26.8% from approximately $23.5 million for the three months ended September 30, 2005, to approximately $17.2 million for the three months ended September 30, 2006.  This decrease was due primarily to (1) reductions in Adjusted EBITDA from our fixed operations (approximately $4.6 million) and our mobile operations (approximately $1.5 million); (2) an increase in costs at our billing and other operations (approximately $0.1 million); and (3) an increase in corporate operating expenses (approximately $0.1 million).

Adjusted EBITDA from our fixed operations decreased approximately 24.5% from approximately $19.2 million for the three months ended September 30, 2005, to approximately $14.5 million for the three months ended September 30, 2006.  This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $4.5 million) and (2) the elimination of Adjusted EBITDA at the fixed-site centers we closed during fiscal 2006 (approximately $0.3 million), partially offset by an increase in Adjusted EBITDA from the acquisition of a fixed-site center in San Ramon, California (approximately $0.2 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues and increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 12.0% from approximately $12.5 million for the three months ended September 30, 2005, to approximately $11.0 million for the three months ended September 30, 2006.  This decrease was due primarily to the reduction in revenues discussed above, partially offset by the reduction in costs discussed above.

Capital Projects:  As of September 30, 2006, we have committed to capital expenditures of approximately $3.6 million through December 2006, which includes the purchase of one MRI system (approximately $1.3 million) and one CT system (approximately $0.7 million).  We expect to use either internally generated funds or leases to finance the acquisition of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.

Senior Secured Notes, Unsecured Senior Subordinated Notes and Revolving Credit Facility:  Through InSight, we have outstanding $300 million aggregate principal amount of senior secured floating rate notes due 2011, or Floating Rate Notes.  The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  The Floating Rates Notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their real property, accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the Floating Rate Notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.  The Floating Rate Notes are redeemable at our option at specific prices depending on the date of redemption.

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  As of September 30, 2006, the fair value of the interest rate cap contract was approximately $0.5 million.

In addition to the indebtedness under the Floating Rate Notes, through InSight, we have outstanding $194.5 million of unsecured senior subordinated notes, or Fixed Rate Notes.  The Fixed Rate Notes mature in November 2011, bear interest at 9.875% per annum, payable semi-annually and are redeemable at our option at specific prices depending on the date of redemption.

Through InSight, we also have an asset-based revolving credit facility of up to $30.0 million.  As of September 30, 2006, we had approximately $25.4 million of availability under the revolving credit facility, based on our eligible borrowing base.  As of September 30, 2006, there were no borrowings under the revolving credit facility and there were letters of credit of approximately $2.6 million outstanding under the revolving credit facility.  Borrowings under the revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility.  The revolving credit facility contains a fixed charge coverage covenant that we would be required to meet if our eligible borrowing base (net of outstanding borrowings) plus eligible cash falls below $15 million.  If we are unable to meet this covenant our availability under the revolving credit facility would be restricted to keep our eligible borrowing base (net of outstanding borrowings) plus eligible cash above $15 million.  As of September 30, 2006, we would be unable to meet this fixed charge coverage covenant, and we expect to be unable to meet this covenant in the foreseeable future.

All obligations under the revolving credit facility are secured, subject to certain exceptions, by a first priority security interest in all of InSight’s, the co-borrowers’ and the guarantors’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the revolving credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) certain deposit accounts and any deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. The security interest purported to be created in respect of deposit accounts, as described above, is subject to any restrictions imposed by applicable law.

The agreements governing our revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowing, capital projects, asset sales, dividend payments and certain other covenants.  As of September 30, 2006, we were in compliance with these agreements.  The agreements governing our revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

NEW PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurement” (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  We will be required to adopt SFAS 157 on July 1, 2008.  We are currently assessing the effect of SFAS 157 on our financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and we are required to adopt its provisions in our fiscal year ending June 30, 2007. We do not expect the adoption of SAB 108 to have a material effect on our financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We are required to adopt the provisions of FIN 48 beginning in fiscal 2008.  We are currently evaluating the effect FIN 48 will have on our financial condition and results of operations.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners

Have Certain Rights” (EITF 04-05), which provides guidance on when a sole general partner should consolidate a limited partnership.  A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership.  The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership.  Other substantive participating rights by the limited partners may also overcome the control presumption. On July 1, 2006, we adopted the provisions of EITF 04-05 for all existing limited partnerships, which did not have a material effect on our financial condition and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  These requirements apply to all voluntary changes and changes required by an accounting pronouncement in the unusual instance that a pronouncement does not include specific transition provisions.  On July 1, 2006, we adopted the provisions of SFAS 154, which did not have a material effect on our financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this report are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies.  A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which is included in our annual report on Form 10-K for the period ended June 30, 2006 filed with the SEC on September 27, 2006.

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

Interest Rate Risk

In order to modify and manage the interest characteristics of our outstanding indebtedness and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate hedges, caps, floors and other interest rate exchange contracts.  The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counter party credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  As of September 30, 2006, the fair value of the interest rate cap contract was approximately $0.5 million.  The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations.  The counterparty to the contract is a major financial institution and we expect the counterparty to be able to perform its obligations under the contract.

Our future earnings and cash flows are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of September 30, 2006, and after giving effect to our interest rate cap contract discussed above, a 1% increase or decrease in interest rates on our $299.1 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.0 and $3.0 million, respectively.  The weighted average interest rate on our floating debt as of September 30, 2006 was approximately 10.735%.

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

ITEM 4.      CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1A.     RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

As of September 30, 2006, we had total indebtedness of approximately $503.0 million.  Our substantial indebtedness could have important consequences to us. For example, it could:

•                  make it more difficult for us to satisfy our obligations with respect to our senior secured floating rate notes, our unsecured senior subordinated notes and our revolving credit facility;

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

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our debt instruments, the lenders may be able to elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.  Substantially all of our assets, other than those assets consisting of accounts receivables and related assets or cash accounts related to receivables, which are secured by our revolving credit facility, and a portion of InSight’s stock and the stock of its subsidiaries and our real estate, are subject to the liens in favor of the holders of our senior secured floating rate notes. This may further limit our flexibility in obtaining secured or unsecured financing in the future.

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

If we are unable to service our indebtedness or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness or sell certain of our assets on commercially reasonable terms, if at all, which could cause us to default on our indebtedness and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of September 30, 2006 of approximately $140.1 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of September 30, 2006 of approximately $125.6 million.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

Rises in interest rates could adversely affect our financial condition and results of operations.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At September 30, 2006, approximately 59.5% of our indebtedness was variable rate indebtedness; however, in January 2006, we entered into a two-year interest rate cap contract with a notional amount of $100 million.  During the two-year term of this contract our exposure on variable rate indebtedness is reduced by $100 million, or to approximately 39.6%.  Increases in interest rates would also impact the refinancing of our fixed rate indebtedness.  If interest rates are higher when our fixed rate indebtedness becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the three months ended September 30, 2006, we derived approximately 55% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 45% of our revenues generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

Certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and third-party payors are continuing to monitor reimbursement for diagnostic imaging services.  A third-party payor has instituted a requirement of participation that freestanding imaging center providers to be multi-modality and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by numerous additional third-party payors would have a material adverse impact on our financial condition and our results of operations.

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

Under an August 2006 proposed rule for OPPS, expected to take effect January 1, 2007, technical fees for PET will be reduced and PET/CT will be reimbursed at the same rate as PET, resulting in a significant reduction in reimbursement for PET/CT.  Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have lowered, and may continue to lower, our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET, such as Alzheimer’s disease and cervical cancer, such expanded application is unlikely to significantly offset the anticipated overall reductions in reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

In addition, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day.  Under the new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare will pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2005, CMS announced that these proposed regulations would not be finalized for 2006, but CMS will study them further.  In August 2006, CMS published proposed regulations that further delay the implementation of this reimbursement methodology.  If this reimbursement methodology is implemented, our financial condition and results of operations would be adversely affected since our hospital customers will seek to offset their reduced reimbursement through lower rates with us.  If third-party payors reduce the amount of their payments to our customers, our customers will likely seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, physician groups and other healthcare providers that we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones.  These reductions would have a significant adverse effect on our financial condition and results of operations by decreasing demand for our services or creating downward pricing pressure.

Services provided in non-hospital based freestanding facilities, including independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule.  In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule.  CMS proposed phasing this rate reduction in over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, under final regulations released for comment in November 2006, CMS will not implement the second phase of the rate reduction in 2007.

The DRA was signed into law by President Bush in February 2006.  The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. These reductions will become effective on January 1, 2007.  We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations. An analysis regarding the effect of the Medicare reimbursement reductions is presented elsewhere in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We do not know to what extent other third-party payors may propose similar reimbursement reductions.  We have received notice or indications from several third-party payors that they intend to implement the reduction for multiple images on contiguous body parts and additional payors may propose to implement this reduction as well.  If additional third-party payors were to propose such reductions, and such proposals were implemented, it would further negatively affect our financial condition and results of operations.

Finally, in November 2006, CMS released final regulations for comment, which would implement an overall decrease of 5.0% in the Medicare Part B fee schedule beginning January 1, 2007.  If this decrease is implemented, it would further adversely impact our financial condition and results of operations.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

Trends affecting our actual or anticipated results may lead to charges that would adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we may from time to time be required to record charges in our results of operations.  For example, we recorded non-cash impairment charges related to our goodwill and other intangible assets of approximately $190.8 million during the year ended June 30, 2006.  Depending on the severity of our anticipated negative financial trends, we may (1) have difficulty funding our capital projects, and (2) need to take impairment charges against our goodwill and other intangible assets, which represented approximately 31.9% of our consolidated assets as of September 30, 2006.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition depends on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one- to-five year terms. A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 82% for the three months ended September 30, 2006.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  Although the reductions in reimbursement under the Medicare Part B fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our financial condition and results of operations.

We have experienced, and will continue to experience, competition from hospitals, physician groups and other diagnostic imaging companies and this competition could adversely affect our financial condition and results of operations.

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

Consolidation in the imaging industry could adversely affect our financial condition and results of operations.

We compete with several national and regional providers of diagnostic imaging services, as well as local providers.  As a result of the reimbursement reductions by Medicare and other third-party payors, some of these competitors may consolidate their operations in order to obtain certain cost structure advantages and improve equipment utilization.  Recently, two fixed-site competitors agreed to consolidate and form a combined business that would be the largest national provider of fixed-site imaging services.  These consolidated companies could achieve certain advantages over us including increased financial and business resources, economies of scale, breadth of service offerings, and favored relationships with equipment vendors, hospital systems, leading radiologists and third-party payors.  We may be forced to reduce our prices in an effort to retain and attract customers.  These pressures could adversely affect our financial condition and results of operations.

Managed care organizations may limit healthcare providers from using our services, causing us to lose procedure volume.

Our fixed-site centers are principally dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties.  Our eligibility to provide services in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s managed care organization.  Despite having a large number of contracts with managed care organizations, healthcare providers may be inhibited from referring patients to us in cases where the patient is not associated with one of the managed care organizations with which we have contracted.  The loss of patient referrals causes us to lose procedure volume which adversely impacts our revenues.  A significant decline in referrals would have a material adverse effect on our financial condition and results of operations.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade our equipment.

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems.   MRI and other diagnostic imaging systems are currently manufactured by numerous companies.   Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of our systems may be accelerated.  Other than ultra-high field MRI systems and 256-slice CT systems, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.   In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, and operating leases, we may be unable to maintain a competitive equipment base.  In addition, advancing technology may enable hospitals, physicians or other diagnostic imaging service providers to perform procedures without the assistance of diagnostic imaging service providers such as ourselves.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Our ability to maximize the utilization of our diagnostic imaging equipment may be adversely impacted by harsh weather conditions.

Harsh weather conditions can adversely impact our financial condition and results of operations.  To the extent severe weather patterns affect the regions in which we operate, potential patients may find it difficult to travel to our centers and we may have difficulty moving our mobile facilities along their scheduled routes.   As a result, we would experience a decrease in procedure volume during that period.   Our equipment utilization, procedure volume or revenues could be adversely affected by similar conditions in the future.

Because a high percentage of our operating expenses are fixed, a relatively small decrease in revenues could have a significant negative impact on our financial condition and results of operations.

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

We may be subject to professional liability risks which could be costly and negatively impact our financial condition and results of operations.

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

Loss of, and failure to attract, qualified employees, particularly technologists, could limit our growth and negatively impact our financial condition and results of operations.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.  Competition in our industry for qualified employees is intense.   In particular, there is a very high demand for qualified technologists who are necessary to operate our systems, particularly MRI and PET technologists.  We may not be able to hire and retain a sufficient number of technologists, and we expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their services.  Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our PET and PET/CT service and some of our other imaging services require the use of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

Our PET and PET/CT services and some of our other imaging services require the use of radioactive materials to produce the images.   While this radioactive material has a short half-life, meaning it quickly breaks down into non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury.  We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products.  Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials.  In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance.  In addition, we may not be able to maintain insurance on acceptable terms, or at all.   We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations.

We may be unable to generate revenue when our equipment is not operational.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging equipment.  Our warranties and maintenance contracts do not compensate us for the loss of revenue when our systems are not fully operational.  Equipment manufacturers may not be able to perform repairs or supply needed parts in a timely manner.  Thus, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our financial condition and results of operations would be adversely affected.

An earthquake could adversely affect our business and operations.

Our corporate headquarters and a material portion of our fixed-site centers are located in California, which has a high risk for earthquakes.  Depending upon its magnitude, an earthquake could severely damage our facilities or prevent potential patients from traveling to our centers.  Damage to our equipment or any interruption in our business would adversely affect our financial condition and results of operations.  While we presently carry earthquake insurance in amounts we believe are appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes.  In addition, we may discontinue earthquake insurance on some or all of our centers in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged centers as well as the anticipated future cash flows from those centers.

Continued high fuel costs would adversely affect our financial condition and results of operations.

Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant increases in fuel costs and continued high fuel costs or further increases would adversely affect our financial condition and results of operations.

If we fail to comply with various licensure, certification and accreditation standards we may be subject to loss of licensure, certification or accreditation which would adversely affect our financial condition and results of operations.

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

•                  United States Food and Drug Administration requirements;

•                  state licensing and certification requirements, including certificates of need; and

•                  federal and state laws governing the diagnostic imaging equipment used in our business concerning patient safety, equipment operating specifications and radiation exposure levels.

If our operations are found to be in violation of any of the laws and regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines and the curtailment of our operations.  Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial condition and results of operations.  The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.  Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

The regulatory framework is uncertain and evolving.

Healthcare laws and regulations may change significantly in the future.  We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes.  However, we may not be able to adapt our operations to address new regulations, which could adversely affect our financial condition and results of operations.  In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of our contracted radiology groups have been the subject of judicial or regulatory interpretation.  A review of our business by courts or regulatory authorities may result in a determination that could adversely affect our operations or the healthcare regulatory environment may change in a way that restricts our operations.

ITEM 6.      EXHIBITS

4.7	Indenture, dated September 22, 2005, with U.S. Bank National Association, as Trustee, with respect to Senior Secured Floating Rate Notes due 2011, filed herewith.
31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2006

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

By:	/s/ Bret W. Jorgensen
Bret W. Jorgensen
President and Chief Executive
Officer and Director
(Principal Executive Officer)

By:	/s/ Mitch C. Hill
Mitch C. Hill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

4.7	Indenture, dated September 22, 2005, with U.S. Bank National Association, as Trustee, with respect to Senior Secured Floating Rate Notes due 2011, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.