Form 10-Q
period 2006-12-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2007-02-14
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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

Yes     ☐                No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,468,814 shares of common stock as of February 2, 2007.

The number of pages in this Form 10-Q is 54.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	December 31,	June 30,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,856	$28,208
Trade accounts receivables, net	41,329	43,690
Other current assets	9,936	8,389
Total current assets	77,121	80,287

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $241,074 and $224,879, respectively	162,059	181,026

INVESTMENTS IN PARTNERSHIPS	3,383	3,051
OTHER ASSETS	16,273	17,904
OTHER INTANGIBLE ASSETS, net	30,844	31,473
GOODWILL	64,868	94,463
	$354,548	$408,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$727	$555
Current portion of capital lease obligations	4,820	5,105
Accounts payable and other accrued expenses	43,212	40,077
Total current liabilities	48,759	45,737

LONG-TERM LIABILITIES:
Notes payable, less current portion	494,656	494,203
Capital lease obligations, less current portion	2,393	3,519
Other long-term liabilities	3,306	3,166
Deferred income taxes	3,472	3,472
Total long-term liabilities	503,827	504,360

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at December 31, 2006 and June 30, 2006, respectively	5	5
Additional paid-in capital	87,081	87,081
Accumulated other comprehensive income	134	601
Accumulated deficit	(285,258)	(229,580)
Total stockholders’ deficit	(198,038)	(141,893)
	$354,548	$408,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2006	2005

REVENUES:
Contract services	$65,237	$67,419
Patient services	80,401	86,928
Total revenues	145,638	154,347

COSTS OF OPERATIONS:
Costs of services	99,161	97,013
Provision for doubtful accounts	2,818	2,468
Equipment leases	2,392	1,681
Depreciation and amortization	30,141	31,389
Total costs of operations	134,512	132,551

Gross profit	11,126	21,796

CORPORATE OPERATING EXPENSES	(11,218)	(10,776)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,632	1,628

INTEREST EXPENSE, net	(27,323)	(24,790)

GAIN ON REPURCHASE OF NOTES PAYABLE	—	3,076

LOSS ON DISSOLUTION OF PARTNERSHIP	—	(1,000)

IMPAIRMENT OF GOODWILL	(29,595)	—

Loss before provision for income taxes	(55,378)	(10,066)

PROVISION FOR INCOME TAXES	300	2,200

Net loss	$(55,678)	$(12,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Three Months Ended
	December 31,
	2006	2005

REVENUES:
Contract services	$32,062	$33,042
Patient services	39,904	42,597
Total revenues	71,966	75,639

COSTS OF OPERATIONS:
Costs of services	50,050	48,747
Provision for doubtful accounts	1,442	1,285
Equipment leases	1,323	659
Depreciation and amortization	14,608	15,615
Total costs of operations	67,423	66,306

Gross profit	4,543	9,333

CORPORATE OPERATING EXPENSES	(5,555)	(5,223)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	880	795

INTEREST EXPENSE, net	(13,669)	(12,624)

LOSS ON DISSOLUTION OF PARTNERSHIP	—	(1,000)

IMPAIRMENT OF GOODWILL	(29,595)	—

Loss before provision for income taxes	(43,396)	(8,719)

PROVISION FOR INCOME TAXES	150	1,100

Net loss	$(43,546)	$(9,819)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Six Months Ended
	December 31,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(55,678)	$(12,266)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,141	31,389
Amortization of debt issuance costs	1,579	1,977
Equity in earnings of unconsolidated partnerships	(1,632)	(1,628)
Distributions from unconsolidated partnerships	1,540	1,558
Gain on repurchase of notes payable	—	(3,076)
Loss on dissolution of partnership	—	1,000
Impairment of goodwill	29,595	—
Deferred income taxes	—	2,100
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	2,361	1,712
Other current assets	(1,520)	(1,946)
Accounts payable and other accrued expenses	3,135	2,415
Net cash provided by operating activities	9,521	23,235

INVESTING ACTIVITIES:
Additions to property and equipment	(8,833)	(19,079)
Sale of short-term investments	—	5,000
Other	(562)	(592)
Net cash used in investing activities	(9,395)	(14,671)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(3,623)	(290,117)
Proceeds from issuance of notes payable	1,145	298,500
Payments made in connection with refinancing of notes payable	—	(6,635)
Net cash (used in) provided by financing activities	(2,478)	1,748

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,352)	10,312
Cash, beginning of period	28,208	20,839
Cash, end of period	$25,856	$31,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25,995	$16,474
Income taxes paid	118	83
Equipment additions under capital leases	1,665	737

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “InSight Holdings” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “InSight” in this Form 10-Q mean InSight Health Services Corp., a Delaware corporation and wholly owned subsidiary of InSight Health Services Holdings Corp. and all entities and subsidiaries controlled by InSight. Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States. Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states. We have two reportable segments: fixed operations and mobile operations. Our services are provided through a network of 83 mobile magnetic resonance imaging, or MRI, facilities, eight mobile positron emission tomography, or PET, facilities, three mobile computed tomography, or CT, facilities, 12 mobile PET/CT facilities and two mobile lithotripsy facilities (collectively, mobile facilities), and 67 fixed-site MRI centers, 39 multi-modality fixed-site centers, one PET/CT fixed-site center, one PET fixed-site center, and one CT fixed-site center (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.             CURRENT DEVELOPMENTS

During recent years, we have experienced many adverse market conditions and our financial performance has deteriorated. We reported a net loss of approximately $210.8 million for the fiscal year ended June 30, 2006, and a net loss of approximately $55.7 million for the six months ended December 31, 2006. Though non-cash goodwill impairment charges constituted the significant component of both reported net losses, we have experienced, and expect to continue to experience, decreases in revenues and increases in cost of operations, corporate operating expenses and interest expense. Since June 30, 2006, the decrease in revenues and increases in costs and expenses were greater than we anticipated. Currently, we believe that future net cash provided by operating activities, our existing cash and cash equivalents on hand and our revolving credit facility should be adequate to meet our liquidity requirements for at least the next twelve months; however, we cannot assure you that we will not pursue one of the alternative approaches described below, or that our financial performance and liquidity position will not deteriorate further.

Notwithstanding our belief regarding the adequacy of our liquidity for the next twelve months, we have engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives, including the refinancing or restructuring of all or a portion of our indebtedness, although any restructuring or refinancing of our indebtedness would result in us incurring significant expenses. As of now, we are continuing to operate our business under its current capitalization structure while trying to maximize net cash provided by operating activities and minimize our discretionary use of cash for capital projects.  If our net cash provided by operating activities declines further than we anticipate, we may be unable to maintain a sufficient level of liquidity, which could cause us to default on our indebtedness. If we can maintain a sufficient level of liquidity, we may continue to operate in this manner; however, we may determine to proceed with one or more of the following alternative approaches:  (i) sell all or a portion of our business; (ii) enter into a negotiated settlement with holders of all or a portion of our indebtedness; (iii) pursue a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code with holders of all or a portion of our indebtedness; or (iv) restructure all or a portion of our indebtedness under Chapter 11 of the U.S. Bankruptcy Code. Any of these alternative approaches will require the consent or waiver of our revolving credit facility provider. Because of these uncertainties and alternative approaches described above, there is substantial doubt about our ability to continue as a going concern.

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3.             INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission, or SEC, on September 27, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain prior period amounts have been reclassified to conform to the current year presentation.

4              INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

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

We evaluate the carrying value of goodwill and other intangible assets, including the related amortization period, in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments. In a business combination, goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on the relative fair value of the assets acquired and liabilities assumed. In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142. In the first of the two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised value model, as appropriate. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the condensed consolidated statements of operations. We completed our annual evaluation of the fair value of our reporting units utilizing the assistance of an independent valuation firm. As of December 31, 2006, based on our continued declining financial performance and deteriorating market conditions, management determined that a goodwill impairment at our fixed reporting unit had occurred. The audit committee of InSight’s board of directors (1) concluded that an impairment had occurred and (2) ratified management’s determination that an impairment charge was appropriate. Accordingly, we recorded a non-cash goodwill impairment charge of approximately $29.6 million related to our fixed reporting unit.

A reconciliation of goodwill is as follows (amounts in thousands):

	Mobile	Fixed	Consolidated
	(unaudited)
Goodwill, June 30, 2006	$44,172	$50,291	$94,463
Goodwill impairment	—	(29,595)	(29,595)
Goodwill, December 31, 2006	$44,172	$20,696	$64,868

We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the current market rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. For the six months ended December 31, 2006, we did not identify any potential indication that other intangible assets might be impaired.

A reconciliation of other intangible assets is as follows (amounts in thousands):

	December 31, 2006		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,410	$3,796	$24,410	$3,388
Wholesale contracts	14,006	12,456	14,006	12,235
	38,416	16,252	38,416	15,623

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$47,096	$16,252	$47,096	$15,623

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5 to 7 years

Amortization of intangible assets was approximately $0.6 million and $1.8 million for the six months ended December 31, 2006 and 2005, respectively, and approximately $0.3 million and $0.9 million for the three months ended December 31, 2006 and 2005, respectively.

6.             NOTES PAYABLE

Through InSight, we have outstanding $300 million aggregate principal amount of senior secured floating rate notes, or Floating Rate Notes. The Floating Rate Notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. The Floating Rate Notes are redeemable at our option at specific prices depending on the date of redemption. The fair value of the Floating Rate Notes as of December 31, 2006 was approximately $255 million.

In January 2006, through InSight, we purchased an interest rate cap contract. The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0% (Note 10).

Through InSight, we also have outstanding $194.5 million of unsecured senior subordinated notes, or Fixed Rate Notes. The Fixed Rate Notes mature in November 2011 and bear interest at 9.875% per annum, payable semi-

annually. The Fixed Rate Notes are redeemable at our option at specific prices depending on the date of redemption. The fair value of the Fixed Rate Notes as of December 31, 2006 was approximately $46 million.

Through InSight, we also have an asset-based revolving credit facility of up to $30.0 million. As of December 31, 2006, we had approximately $25.9 million of availability under the revolving credit facility, based on our eligible borrowing base. As of December 31, 2006, there were no borrowings under the revolving credit facility and there were letters of credit of approximately $2.6 million outstanding under our revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate). We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility. The revolving credit facility contains a fixed charge coverage covenant that we would be required to meet if our eligible borrowing base (net of outstanding borrowings) plus eligible cash falls below $15 million. As of December 31, 2006, we would be unable to meet this fixed charge coverage covenant, and we expect to be unable to meet this covenant in the foreseeable future. As we are unable to meet this covenant our availability under the revolving credit facility would be restricted to keep our eligible borrowing base (net of outstanding borrowings) plus eligible cash above $15 million.

The agreements governing our revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowings, capital projects, asset sales, dividend payments and certain other covenants. As of December 31, 2006, we were in compliance with those agreements. The agreements governing our revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

7.             SHARE-BASED COMPENSATION

On July 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Because we used the minimum value method of measuring share-based compensation expense under SFAS 123, and because we meet the definition of a nonpublic entity under SFAS 123R, we are required to adopt the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006. Accordingly, we will continue to account for any portion of awards outstanding prior to July 1, 2006 under the pro-forma provisions of SFAS 123, and prior periods have not been restated to reflect the impact of SFAS 123R. There were no options or other forms of share-based payment granted during the six months ended December 31, 2006. As a result, no amounts of compensation cost were recognized in the condensed consolidated statements of operations.

As discussed above, for all awards granted prior to July 1, 2006, we accounted for our stock options in accordance with APB 25 and followed the pro-forma disclosures of net loss required under SFAS 123 as if we had recognized compensation expense equal to the fair value of options granted, as determined on the grant date. Our net loss would have reflected the following pro-forma amounts (in thousands):

		Six Months Ended		Three Months Ended
		December 31,		December 31,
		2006	2005	2006	2005
		(unaudited)		(unaudited)
Net loss:	As reported	$(55,678)	$(12,266)	$(43,546)	$(9,819)
	Expense	(100)	(145)	(34)	(74)
	Pro-forma	$(55,778)	$(12,411)	$(43,580)	$(9,893)

The fair value of stock options granted during the six months ended December 31, 2005 was estimated on the date of grant using the Black-Scholes option pricing model under the minimum value method with the following weighted average assumptions:

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

As of December 31, 2006, we had 163,725 shares available for the granting of stock options. A summary of the status of our stock options at December 31, 2006, changes during the six months then ended, and status of non-vested options are presented below:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2006	849,726	$17.74	$6.66
Granted	—	—	—
Exercised	—	—	—
Forfeited	(48,225)	18.60	6.64
Expired	—	—	—
Outstanding, December 31, 2006	801,501	$17.69	$6.66

Exercisable at December 31, 2006	281,225	$14.43	$6.65	6.73

Non-vested, June 30, 2006	608,311	$19.42	$6.66
Granted	—	—	—
Vested	(61,335)	19.36	6.61
Forfeited	(26,700)	19.00	6.67
Non-vested, December 31, 2006	520,276	$19.45	$6.67

8.             SEGMENT INFORMATION

We have two reportable segments: mobile operations and fixed operations. Mobile operations consist primarily of mobile facilities, which generally generate contract services revenues, while fixed operations consist primarily of fixed-site centers, which generally generate patient services revenues. We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments. We also do not allocate income taxes to the two segments. We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Six months ended December 31, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$54,465	$10,772	$—	$65,237
Patient services revenues	—	80,401	—	80,401
Total revenues	54,465	91,173	—	145,638
Depreciation and amortization	14,027	12,815	3,299	30,141
Total costs of operations	47,494	77,508	9,510	134,512
Corporate operating expenses	—	—	(11,218)	(11,218)
Equity in earnings of unconsolidated partnerships	—	1,632	—	1,632
Interest expense, net	(2,249)	(2,339)	(22,735)	(27,323)
Impairment of goodwill	—	(29,595)	—	(29,595)
Income (loss) before income taxes	4,722	(16,637)	(43,463)	(55,378)

Additions to property and equipment	618	6,502	1,713	8,833

Six months ended December 31, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$57,457	$9,962	$—	$67,419
Patient services revenues	723	86,205	—	86,928
Total revenues	58,180	96,167	—	154,347
Depreciation and amortization	14,866	12,143	4,380	31,389
Total costs of operations	48,779	74,749	9,023	132,551
Corporate operating expenses	—	—	(10,776)	(10,776)
Equity in earnings of unconsolidated partnerships	—	1,628	—	1,628
Interest expense, net	(3,286)	(3,052)	(18,452)	(24,790)
Gain on repurchase of notes payable	—	—	3,076	3,076
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Income (loss) before income taxes	5,115	19,994	(35,175)	(10,066)

Additions to property and equipment	11,331	6,157	1,591	19,079

Three months ended December 31, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$26,833	$5,229	$—	$32,062
Patient services revenues	—	39,904	—	39,904
Total revenues	26,833	45,133	—	71,966
Depreciation and amortization	6,671	6,277	1,660	14,608
Total costs of operations	23,541	38,712	5,170	67,423
Corporate operating expenses	—	—	(5,555)	(5,555)
Equity in earnings of unconsolidated partnerships	—	880	—	880
Interest expense, net	(1,058)	(1,101)	(11,510)	(13,669)
Impairment of goodwill	—	(29,595)	—	(29,595)
Income (loss) before income taxes	2,234	(23,395)	(22,235)	(43,396)

Additions to property and equipment	510	3,037	1,241	4,788

Three months ended December 31, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$27,906	$5,136	$—	$33,042
Patient services revenues	298	42,299	—	42,597
Total revenues	28,204	47,435	—	75,639
Depreciation and amortization	7,319	6,041	2,255	15,615
Total costs of operations	23,803	38,243	4,260	66,306
Corporate operating expenses	—	—	(5,223)	(5,223)
Equity in earnings of unconsolidated partnerships	—	795	—	795
Interest expense, net	(1,581)	(1,471)	(9,572)	(12,624)
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Income (loss) before income taxes	1,820	8,516	(19,055)	(8,719)

Additions to property and equipment	3,169	1,223	802	5,194

9.             NEW PRONOUNCEMENTS

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We are required to adopt the provisions of FIN 48 beginning in fiscal 2008. We are currently evaluating the effect of FIN 48 on our financial condition and results of operations.

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

10.          HEDGING ACTIVITIES

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

In January 2006, through InSight, we purchased an interest rate cap contract for a cost of approximately $0.3 million. The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%. We have designated this interest cap contract as a highly effective cash flow hedge of our Floating Rate Notes under SFAS 133. Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive loss. The premium paid for the contract will be amortized over the life of the contract as required under SFAS 133. The fair value of the interest rate cap contract was approximately $0.4 million as of December 31, 2006.

11.          COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the six and three months ended December 31, 2006 and 2005, respectively (amounts in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net loss	$(55,678)	$(12,266)	$(43,546)	$(9,819)
Unrealized loss attributable to change in fair value of interest rate cap	(467)	—	(40)	—
Comprehensive loss	$(56,145)	$(12,266)	$(43,586)	$(9,819)

12.          COMMITMENTS AND CONTINGENCIES

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective. We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

On February 3, 2004, Southwest Outpatient Radiology, PC, or SWOR, filed a Summons and Complaint against InSight Health Corp., one of InSight’s subsidiaries, or IHC, in the Superior Court, Maricopa County, Arizona, for Declaratory Relief seeking a declaration as to the meaning and effect of a certain provision of the professional services agreement, or PSA, pursuant to which SWOR provided professional services at IHC’s facilities in Phoenix, Arizona. SWOR claimed the PSA provided a right of first refusal to provide professional services at any center IHC acquired in Maricopa County. We believe that the provision was intended to relate only to “de novo” centers which IHC developed. In April 2004, IHC acquired the stock of Comprehensive Medical Imaging, Inc., which owned and operated 21 fixed-site centers, six of which were located in Maricopa County, pursuant to a stock purchase agreement.

Prior to signing the stock purchase agreement, IHC gave SWOR 180 days notice to terminate the PSA in accordance with the PSA. SWOR claimed that the PSA had already terminated due to IHC’s breach of the right of first refusal provision. IHC answered the Summons and Complaint and was cooperating with SWOR in expediting discovery and an early trial when SWOR decided to abandon the Declaratory Relief action and on April 20, 2004, SWOR filed a First Amended Complaint claiming breach of contract, anticipatory breach of contract, negligent misrepresentation, breach of covenant of good faith and fair dealing, intentional interference with contract, breach of fiduciary duty, declaratory relief and unspecified compensatory and punitive damages, prejudgment interest, and attorneys fees. We have answered the First Amended Complaint and discovery has commenced and is on-going. We are vigorously defending this lawsuit and believe that SWOR’s claims are without merit. We are unable to predict the outcome of this lawsuit.

In August 2003, IHC entered into a series of agreements and acquired a joint venture interest through a limited liability company it formed called Kessler Imaging Associates, LLC, or KIA, in a CT fixed-site center in Hammonton, New Jersey. KIA is owned 55% by IHC and 45% by Bernard Neff, M.D., or Dr. Neff. KIA manages Kessler CAT Scan Associates, LLC, which provides CT, and mobile MRI and PET (using IHC mobile facilities) services to inpatients of William B. Kessler Memorial Hospital, or Hospital, and community outpatients.

Dr. Neff provides radiology services at the Hospital and to the outpatients. IHC does not control billing and collections to the Hospital for inpatients or to third-party payors for outpatients. Dr. Neff performs that function.

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

On March 8, 2006, IHC filed suit in the United States District Court for the District of New Jersey against the Hospital. By the Complaint, IHC has asserted claims for fraud and seeks in excess of $4 million in compensatory damages plus additional amounts for punitive damages. The Hospital has denied the substantive allegations against it.

The Hospital in turn filed a Counterclaim against IHC. Initially, IHC moved to dismiss that Counterclaim for failure to state a claim and for failure to comply with pleading requirements. Before that Motion could be ruled upon, the Hospital filed an Amended Counterclaim. By the Amended Counterclaim, the Hospital asserts that IHC engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that InSight aided and abetted  Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that IHC conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration. By the Amended Counterclaim, the Hospital seeks compensatory damages of not less than $5 million and punitive damages of not less than $10 million. IHC has moved to dismiss, and the motion remains pending at the present time. IHC has also answered the Amended Counterclaim, denying all of the substantive allegations. IHC intends to vigorously prosecute its case against the Hospital and defend against the Hospital’s claims.

On September 13, 2006, the Hospital filed a voluntary bankruptcy petition under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden). As a result, this case and the arbitration have been stayed pursuant to 11 U.S.C. § 362. InSight and KIA have both filed proofs of claim in the Hospital’s bankruptcy case. InSight has asserted contingent unliquidated claims based upon the litigation currently stayed in the United States District Court for the District of New Jersey. KIA has filed a claim based upon the lease between KIA and the Hospital. The Hospital remains a debtor-in-possession and is attempting to reorganize. No plan of reorganization has yet been filed in the bankruptcy.

13.          SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the Fixed Rate Notes and Floating Rate Notes (Note 6). These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” We account for our investment in InSight and its subsidiaries under the equity method of accounting. Dividends from InSight to us are restricted under the agreements governing our material indebtedness. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
DECEMBER 31, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$22,903	$2,953	$—	$25,856
Trade accounts receivables, net	—	—	35,432	5,897	—	41,329
Other current assets	—	—	9,540	396	—	9,936
Intercompany accounts receivable	87,086	496,243	12,762	—	(596,091)	—
Total current assets	87,086	496,243	80,637	9,246	(596,091)	77,121
Property and equipment, net	—	—	142,703	19,356	—	162,059
Investments in partnerships	—	—	3,383	—	—	3,383
Investments in consolidated subsidiaries	(285,124)	(288,334)	12,145	—	561,313	—
Other assets	—	392	15,880	1	—	16,273
Goodwill and other intangible assets, net	—	—	89,851	5,861	—	95,712
	$(198,038)	$208,301	$344,599	$34,464	$(34,778)	$354,548

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,076	$1,471	$—	$5,547
Accounts payable and other accrued expenses	—	—	41,745	1,467	—	43,212
Intercompany accounts payable	—	—	583,329	12,762	(596,091)	—
Total current liabilities	—	—	629,150	15,700	(596,091)	48,759
Notes payable and capital lease obligations, less current portion	—	493,244	—	3,805	—	497,049
Other long-term liabilities	—	181	3,783	2,814	—	6,778
Stockholders’ (deficit) equity	(198,038)	(285,124)	(288,334)	12,145	561,313	(198,038)
	$(198,038)	$208,301	$344,599	$34,464	$(34,778)	$354,548

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
JUNE 30, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,944	$2,264	$—	$28,208
Trade accounts receivables, net	—	—	37,540	6,150	—	43,690
Other current assets	—	—	7,960	429	—	8,389
Intercompany accounts receivable	87,086	496,110	15,452	—	(598,648)	—
Total current assets	87,086	496,110	86,896	8,843	(598,648)	80,287
Property and equipment, net	—	—	164,637	16,389	—	181,026
Investments in partnerships	—	—	3,051	—	—	3,051
Investments in consolidated subsidiaries	(228,979)	(232,656)	7,046	—	454,589	—
Other assets	—	905	16,989	10	—	17,904
Goodwill and other intangible assets, net	—	—	121,433	4,503	—	125,936
	$(141,893)	$264,359	$400,052	$29,745	$(144,059)	$408,204

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,730	$930	$—	$5,660
Accounts payable and other accrued expenses	—	—	38,613	1,464	—	40,077
Intercompany accounts payable	—	—	583,196	15,452	(598,648)	—
Total current liabilities	—	—	626,539	17,846	(598,648)	45,737
Notes payable and capital lease obligations, less current portion	—	493,143	2,479	2,100	—	497,722
Other long-term liabilities	—	195	3,690	2,753	—	6,638
Stockholders’ (deficit) equity	(141,893)	(228,979)	(232,656)	7,046	454,589	(141,893)
	$(141,893)	$264,359	$400,052	$29,745	$(144,059)	$408,204

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$128,731	$16,907	$—	$145,638
Costs of operations	—	—	118,024	16,488	—	134,512
Gross profit	—	—	10,707	419	—	11,126

Corporate operating expenses	—	—	(11,218)	—	—	(11,218)

Equity in earnings of unconsolidated partnerships	—	—	1,632	—	—	1,632

Interest expense, net	—	—	(26,892)	(431)	—	(27,323)

Impairment of goodwill	—	—	(29,595)	—	—	(29,595)

Loss before income taxes	—	—	(55,366)	(12)	—	(55,378)

Provision for income taxes	—	—	300	—	—	300
Loss before equity in loss of consolidated subsidiaries	—	—	(55,666)	(12)	—	(55,678)

Equity in loss of consolidated subsidiaries	(55,678)	(55,678)	(12)	—	111,368	—
Net loss	$(55,678)	$(55,678)	$(55,678)	$(12)	$111,368	$(55,678)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$135,625	$18,722	$—	$154,347
Costs of operations	—	—	115,454	17,097	—	132,551
Gross profit	—	—	20,171	1,625	—	21,796

Corporate operating expenses	—	—	(10,776)	—	—	(10,776)

Equity in earnings of unconsolidated partnerships	—	—	1,628	—	—	1,628

Interest expense, net	—	—	(24,259)	(531)	—	(24,790)

Gain on repurchase of notes payable	—	3,076	—	—	—	3,076

Loss on dissolution of partnership	—	—	(1,000)	—	—	(1,000)
Income (loss) before income taxes	—	3,076	(14,236)	1,094	—	(10,066)

Provision for income taxes	—	—	2,200	—	—	2,200
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	3,076	(16,436)	1,094	—	(12,266)

Equity in income (loss) of consolidated subsidiaries	(12,266)	(15,342)	1,094	—	26,514	—
Net (loss) income	$(12,266)	$(12,266)	$(15,342)	$1,094	$26,514	$(12,266)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$63,818	$8,148	$—	$71,966
Costs of operations	—	—	59,400	8,023	—	67,423
Gross profit	—	—	4,418	125	—	4,543

Corporate operating expenses	—	—	(5,555)	—	—	(5,555)

Equity in earnings of unconsolidated partnerships	—	—	880	—	—	880

Interest expense, net	—	—	(13,461)	(208)	—	(13,669)

Impairment of goodwill	—	—	(29,595)	—	—	(29,595)

Loss before income taxes	—	—	(43,313)	(83)	—	(43,396)

Provision for income taxes	—	—	150	—	—	150
Loss before equity in loss of consolidated subsidiaries	—	—	(43,463)	(83)	—	(43,546)

Equity in loss of consolidated subsidiaries	(43,546)	(43,546)	(83)	—	87,175	—
Net loss	$(43,546)	$(43,546)	$(43,546)	$(83)	$87,175	$(43,546)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues	$—	$—	$66,703	$8,936	$—	$75,639
Costs of operations	—	—	57,976	8,330	—	66,306
Gross profit	—	—	8,727	606	—	9,333

Corporate operating expenses	—	—	(5,223)	—	—	(5,223)

Equity in earnings of unconsolidated partnerships	—	—	795	—	—	795

Interest expense, net	—	—	(12,380)	(244)	—	(12,624)

Loss on dissolution of partnership	—	—	(1,000)	—	—	(1,000)
(Loss) income before income taxes	—	—	(9,081)	362	—	(8,719)

Provision for income taxes	—	—	1,100	—	—	1,100
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	—	(10,181)	362	—	(9,819)

Equity in income (loss) of consolidated subsidiaries	(9,819)	(9,819)	362	—	19,276	—
Net (loss) income	$(9,819)	$(9,819)	$(9,819)	$362	$19,276	$(9,819)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net loss	$(55,678)	$(55,678)	$(55,678)	$(12)	$111,368	$(55,678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	27,360	2,781	—	30,141
Amortization of debt issuance costs	—	—	1,579	—	—	1,579
Equity in earnings of unconsolidated partnerships	—	—	(1,632)	—	—	(1,632)
Distributions from unconsolidated partnerships	—	—	1,540	—	—	1,540
Impairment of goodwill	—	—	29,595	—	—	29,595
Equity in income of consolidated subsidiaries	55,678	55,678	12	—	(111,368)	—
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	2,108	253	—	2,361
Intercompany receivables, net	—	(133)	(930)	1,063	—	—
Other current assets	—	—	(1,580)	60	—	(1,520)
Accounts payable and other accrued expenses	—	—	3,132	3	—	3,135
Net cash (used in) provided by operating activities	—	(133)	5,506	4,148	—	9,521

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(4,759)	(4,074)	—	(8,833)
Other	—	32	(655)	61	—	(562)
Net cash provided by (used in) investing activities	—	32	(5,414)	(4,013)	—	(9,395)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	101	(3,133)	(591)	—	(3,623)
Proceeds from issuance of notes payable and capital lease obligations	—	—	—	1,145	—	1,145
Net cash provided by (used in) financing activities	—	101	(3,133)	554	—	(2,478)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	—	—	(3,041)	689	—	(2,352)
Cash, beginning of period	—	—	25,944	2,264	—	28,208
Cash, end of period	$—	$—	$22,903	$2,953	$—	$25,856

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005
(Amounts in thousands)

	PARENT			NON-
	COMPANY		GUARANTOR	GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(12,266)	$(12,266)	$(15,342)	$1,094	$26,514	$(12,266)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	28,807	2,582	—	31,389
Amortization of debt issuance costs	—	—	1,977	—	—	1,977
Equity in earnings of unconsolidated partnerships	—	—	(1,628)	—	—	(1,628)
Distributions from unconsolidated partnerships	—	—	1,558	—	—	1,558
Gain on repurchase of notes payable	—	(3,076)	—	—	—	(3,076)
Loss on dissolution of partnership	—	—	1,000	—	—	1,000
Deferred income taxes	—	—	2,100	—	—	2,100
Equity in income of consolidated subsidiaries	12,266	15,342	(1,094)	—	(26,514)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,946	(234)	—	1,712
Intercompany receivables, net	—	(4,354)	7,997	(3,643)	—	—
Other current assets	—	—	(1,819)	(127)	—	(1,946)
Accounts payable and other accrued expenses	—	—	2,232	183	—	2,415
Net cash (used in) provided by operating activities	—	(4,354)	27,734	(145)	—	23,235

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(18,672)	(407)	—	(19,079)
Sale of short-term investments	—	—	5,000	—	—	5,000
Other	—	—	(776)	184	—	(592)
Net cash used in investing activities	—	—	(14,448)	(223)	—	(14,671)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(287,511)	(2,324)	(282)	—	(290,117)
Proceeds from issuance of notes payable	—	298,500	—	—	—	298,500
Payments made in connection with refinancing of notes payable	—	(6,635)	—	—	—	(6,635)
Net cash provided by (used in) financing activities	—	4,354	(2,324)	(282)	—	1,748

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	10,962	(650)	—	10,312
Cash, beginning of period	—	—	17,971	2,868	—	20,839
Cash, end of period	$—	$—	$28,933	$2,218	$—	$31,151

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q, or Form 10-Q, includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital projects, liquidity, financing needs, refinancing or restructuring of our indebtedness, plans or intentions relating to acquisitions and new fixed-site developments, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information. When used in this Form 10-Q the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are set forth in this Form 10-Q, including the factors described in Part II, Item 1A. “Risk Factors” and the following:

•                  our liquidity and substantial doubt regarding our ability to continue as a going concern;

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 69% of our total revenues from MRI services during the six months ended December 31, 2006, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound, lithotripsy and x-ray.

As of December 31, 2006, our network consists of 109 fixed-site centers and 108 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance. We do not engage in the practice of medicine. We have two reportable segments: mobile operations and fixed operations. Our mobile operations include 26 parked mobile facilities, each of which serves a single customer. Our fixed operations include five mobile facilities as part of our fixed operations in Maine. Certain financial information regarding our reportable segments is included in Note 8 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

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

Executive Summary

As described in greater detail below, our business faces many challenges. Some of these challenges are unique to our business, while other challenges are industry-wide. Our revenues for the six months ended December 31, 2006 decreased by approximately 5.6% as compared to the same period in the prior fiscal year. Moreover, our costs of operations, corporate operating expenses and interest expense rose during the same period. For the six months ended December 31, 2006, our Adjusted EBITDA decreased approximately 28.0% as compared to the same period in the prior fiscal year (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below). This 28.0% decline in Adjusted EBITDA was preceded by an approximate 19.3% decline in Adjusted EBITDA for the year ended June 30, 2006 compared to the year ended June 30, 2005. This decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past ten fiscal quarters. We anticipate that this negative trend in Adjusted EBITDA will continue and will be exacerbated by the adverse effects of the Medicare reimbursement reductions with respect to PET and PET/CT rates and the Deficit Reduction Act of 2005, or DRA, as discussed in the subsection entitled “Reimbursement” below.

In December 2006, we completed our annual evaluation of our goodwill and other intangible assets. Because of our continued declining financial performance and deteriorating market conditions, we recorded an impairment charge related to our goodwill of approximately $29.6 million at our fixed reporting unit. This resulted in a net loss of approximately

$55.7 million and approximately $43.5 million for the six and three months ended December 31, 2006, respectively. The impairment charge is a reduction in the carrying value of goodwill at our fixed reporting unit. The impairment charge is a non-cash charge and will not result in future capital expenditures.

We have attempted to implement, and will continue to develop and implement, various revenue enhancing and cost reduction initiatives; however, such initiatives have produced minimal improvements to date, and reversing our negative financial trend will be a significant challenge because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions by Medicare and other third-party payors. Depending on the severity of the anticipated negative trend in Adjusted EBITDA, we may (1) have difficulty funding our capital projects, and (2) need to take additional impairment charges against our goodwill and other intangible assets, which represented approximately 27.0% of our consolidated assets as of December 31, 2006. Moreover, if we are unable to service our indebtedness or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness or sell certain of our assets on commercially reasonable terms, if at all, which could cause us to default on our indebtedness and impair our liquidity. In November 2006, we engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives. Additional information regarding our liquidity and the substantial doubt as to our ability to continue as a going concern is included in the subsection “Financial Condition, Liquidity and Capital Resources-Liquidity” below and in Note 2 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

In December 2006, we reduced our overall labor force by 40 positions, which we expect will result in estimated annual savings of approximately $3.3 million. Additionally, certain other open positions have been eliminated, which we expect will result in additional annual savings of approximately $2.4 million. In connection with the reduction of our labor force, we recorded a severance charge of approximately $0.6 million during the six months ended December 31, 2006.

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

•                  structure efficient mobile routes that maximize equipment utilization and reduce vehicle operation costs; and

•                  renew existing contracts with our mobile customers.

Negative Trends

Our fixed and mobile operations have been and will continue to be adversely affected by the following negative trends:

•                  overcapacity in the diagnostic imaging industry;

•                  reductions in reimbursement from certain third-party payors including reductions from Medicare;

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

Under Medicare’s prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs. Each year the Centers for Medicare and Medicaid Services, or CMS, publishes new APC rates that are determined in accordance with the promulgated methodology. Multi-modality and certain fixed-site centers which are freestanding and not hospital-based facilities are not directly affected by OPPS.

Under the final rule for OPPS issued in November 2006, but effective January 1, 2007, technical fees for PET and PET/CT were reduced. The national rate for PET changed from $1,150 to $850 per scan and the national rate for PET/CT changed from $1,250 to $950 per scan. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones. Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement. Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

Furthermore, in August 2005, CMS published proposed regulations that would apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the proposed new methodology, CMS identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2006, CMS published final regulations that delay the implementation of this reimbursement methodology. Implementation of this reimbursement methodology would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us.

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule. CMS proposed phasing in this rate reduction over two years, 25% in 2006, and another 25% in 2007. The first phase of the rate reduction was effective January 1, 2006; however, under final regulations released in November 2006, CMS will not implement the second phase of the rate reduction in 2007.

The DRA was signed into law by President Bush in February 2006. The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government. The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. These reductions became effective on January 1, 2007. There are active and ongoing efforts to modify or otherwise mitigate the financial impact of the DRA on radiology services; however, we currently do not anticipate that these efforts will be materially successful.

We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2006, Medicare revenues represented approximately $34 million, or approximately 11% of our total revenues for such period. If the DRA reimbursement reductions had been in effect during that period, we estimate that our total revenues would have been reduced by approximately $9 million, or 2.9% (the relative impact of the contiguous body parts reimbursement reduction and the lower of OPPS or the Medicare Part B fee schedule reimbursement reduction would have been approximately $1 million and $8 million, respectively). We expect to experience comparable reductions in our Medicare revenues in the future; however, because our fiscal year ends June 30, our financial statements will not reflect the full effect of these reductions until our fiscal year ending June 30, 2008. Our assumptions in reaching the foregoing estimate include the following:

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

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0%, respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. This legislation increased the Part B reimbursement rates by 1.5% in 2005 and 2006. No specific increase was included in the 2007 legislation. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation.

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

Managed Care and Private Insurance.   Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, we believe that managed care organizations may also reduce or otherwise limit reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our financial condition and results of operations. These reductions may be similar to the reimbursement reductions set forth in the DRA. The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

Private health insurance programs generally have authorized payment for our services on satisfactory terms. However, we believe that private health insurance programs may also reduce or otherwise limit reimbursement in response to reductions in government reimbursement, which could have an adverse impact on our financial condition and results of operations. These reductions may be similar to the reimbursement reductions set forth in the DRA.

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

The following illustrates our payor mix based on revenues for the six months ended December 31, 2006 (unaudited):

Payor	Percent of Total Revenues

Hospitals, physician groups, and other healthcare providers (1)	46%
Managed care and insurance	38%
Medicare	10%
Medicaid	2%
Workers’ compensation	2%
Other, including self-pay patients	2%

(1)             No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of December 31, 2006, our days sales outstanding for trade accounts receivables on a net basis was 52 days. We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of December 31, 2006 is as follows (amounts in thousands):

						120 days
		Current	30 days	60 days	90 days	and older	Total
		(unaudited)

	Hospitals, physician groups and other healthcare providers	$10,444	$4,822	$1,389	$588	$574	$17,817
	Managed care and insurance	18,347	9,094	5,267	2,911	11,352	46,971
	Medicare/Medicaid	5,312	2,171	1,528	1,096	4,453	14,560
	Workers’ compensation	1,177	924	709	408	2,226	5,444
	Other, including self-pay patients	238	253	234	116	—	841
	Trade accounts receivables	35,518	17,264	9,127	5,119	18,605	85,633

Less:	Allowances for professional fees	(3,840)	(1,756)	(1,079)	(649)	(2,545)	(9,869)
	Allowances for contractual adjustments	(12,304)	(5,259)	(3,319)	(261)	(1,865)	(23,008)
	Allowances for doubtful accounts	(490)	(248)	(78)	(2,170)	(8,441)	(11,427)
	Trade accounts receivables, net	$18,884	$10,001	$4,651	$2,039	$5,754	$41,329

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

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	68.1	62.9	69.6	64.5
Provision for doubtful accounts	1.9	1.6	2.0	1.7
Equipment leases	1.6	1.1	1.8	0.9
Depreciation and amortization	20.7	20.3	20.3	20.6
Total costs of operations	92.3	85.9	93.7	87.7

Gross profit	7.7	14.1	6.3	12.3

CORPORATE OPERATING EXPENSES	(7.7)	(7.0)	(7.7)	(6.9)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.1	1.1	1.2	1.1

INTEREST EXPENSE, net	(18.8)	(16.1)	(19.0)	(16.7)

GAIN ON REPURCHASE OF NOTES PAYABLE	—	2.0	—	—

LOSS ON DISSOLUTION OF PARTNERSHIP	—	(0.6)	—	(1.3)

IMPAIRMENT OF GOODWILL	(20.3)	—	(41.1)	—

Loss before income taxes	(38.0)	(6.5)	(60.3)	(11.5)

PROVISION FOR INCOME TAXES	0.2	1.4	0.2	1.5

Net loss	(38.2)%	(7.9)%	(60.5)%	(13.0)%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Fixed operations	$91,173	$96,167	$45,133	$47,435
Mobile operations	54,465	58,180	26,833	28,204
Total	$145,638	$154,347	$71,966	$75,639

Six Months Ended December 31, 2006 and 2005

Revenues:   Revenues decreased approximately 5.6% from approximately $154.3 million for the six months ended December 31, 2005, to approximately $145.6 million for the six months ended December 31, 2006. This decrease was due to lower revenues from our fixed operations (approximately $5.0 million) and from our mobile operations (approximately $3.7 million). Revenues from our fixed and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the six months ended December 31, 2006.

Revenues from our fixed operations decreased approximately 5.2% from approximately $96.2 million for the six months ended December 31, 2005, to approximately $91.2 million for the six months ended December 31, 2006. This decrease was due primarily to (1) lower revenues from our existing fixed-site centers (approximately $5.1 million) and (2) loss of revenues from the centers we closed during fiscal 2007 and 2006 (approximately $2.4 million), partially offset by (1) higher revenues from changes in payment arrangements with certain radiologists discussed above (approximately $1.9 million) and (2) revenues from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.6 million). Revenues from our existing fixed-site centers decreased because of (1) lower procedure volume (approximately 3%) as a result of the negative trends discussed above and (2) a decline in our average reimbursement from payors (approximately 6%). Revenues will continue to be adversely affected by the negative trends discussed above.

Revenues from our mobile operations decreased approximately 6.4% from approximately $58.2 million for the six months ended December 31, 2005, to approximately $54.5 million for the six months ended December 31, 2006. This decrease was partially due to (1) lower revenues from our existing mobile facilities (approximately $3.3 million) and (2) loss of revenues from a mobile lithotripsy partnership we dissolved during the second quarter of fiscal 2006 (approximately $0.4 million). Revenues from our existing mobile facilities decreased because of lower MRI and lithotripsy revenues, partially offset by higher PET and PET/CT revenues due to an increase in the number of PET/CT facilities in service during the six months ended December 31, 2006. Revenues have been and will continue to be adversely affected by the negative trends discussed above.

Approximately 55% of our total revenues were generated from patient services revenues for the six months ended December 31, 2006. All patient services revenues were earned from our fixed operations for the six months ended December 31, 2006. Approximately 45% of our total revenues for the six months ended December 31, 2006 were generated from contract services revenues. Contract services revenues for fixed and mobile operations represented approximately 17% and 83%, respectively, of total contract services revenues for the six months ended December 31, 2006.

Costs of Operations:   Costs of operations increased approximately 1.4% from approximately $132.6 million for the six months ended December 31, 2005, to approximately $134.5 million for the six months ended December 31, 2006. This increase was due primarily to (1) higher costs at our fixed operations (approximately $2.8 million) and (2) higher costs at our billing and other operations (approximately $0.4 million), partially offset by lower costs at our mobile operations (approximately $1.3 million). The increase at our billing and other operations is due primarily to higher salaries and benefits, primarily as a result of severance payments in connection with the consolidation of a billing office, partially offset by lower amortization expense on our other intangible assets as a result of a reduction in their carrying value from an impairment charge taken during the fourth quarter of fiscal 2006.

Costs of operations at our fixed operations increased approximately 3.7% from approximately $74.7 million for the six months ended December 31, 2005, to approximately $77.5 million for the six months ended December 31, 2006. This increase was due primarily to (1) higher costs at our existing fixed-site centers (approximately $3.6 million); (2) costs from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.6 million);

(3) charges to close two fixed-site centers during the first quarter of fiscal 2007 (approximately $0.3 million); and (4) severance charges related to the reduction in labor force discussed above (approximately $0.1 million), partially offset by the elimination of costs from the centers we closed in fiscal 2007 and 2006 (approximately $1.8 million). The increase in costs at our existing fixed-site centers was primarily due to (1) higher payments to radiologists (approximately $1.9 million) discussed above; (2) higher equipment lease costs (approximately $0.8 million) as a result of an increase in interim rentals; (3) higher depreciation expense (approximately $0.7 million); and (4) higher equipment maintenance (approximately $0.6 million), partially offset by (1) reduced minority interest expense as a result of lower earnings from our consolidated partnerships (approximately $0.7 million); and (2) lower medical supply costs (approximately $0.4 million) as a result of lower volumes and cost reduction initiatives throughout our fixed-site centers.

Costs of operations at our mobile operations decreased approximately 2.7% from approximately $48.8 million for the six months ended December 31, 2005, to approximately $47.5 million for the six months ended December 31, 2006. The decrease was due primarily to a reduction in costs at our existing mobile facilities (approximately $1.7 million), partially offset by severance charges related to the reduction in labor force discussed above ($0.4 million). The reduction in costs at our existing mobile facilities was primarily caused by (1) lower salaries and benefits (approximately $1.0 million) and (2) lower depreciation expense (approximately $0.7 million), partially offset by (1) higher vehicle operation costs (approximately $0.4 million) and (2) bad debt expense (approximately $0.4 million).

Corporate Operating Expenses:   Corporate operating expenses increased approximately 3.7% from approximately $10.8 million for the six months ended December 31, 2005, to approximately $11.2 million for the six months ended December 31, 2006. The increase was due primarily to (1) higher salaries and benefits; (2) higher sales and marketing costs; and (3) higher legal and accounting costs, partially offset by the elimination of costs from a national sales meeting in the first quarter of fiscal 2006.

Interest Expense, net:   Interest expense, net increased approximately 10.1% from approximately $24.8 million for the six months ended December 31, 2005, to approximately $27.3 million for the six months ended December 31, 2006. The increase was due primarily to higher interest rates on our variable rate indebtedness.

Gain on Repurchase of Notes Payable:   In September 2005, we realized a net gain of approximately $3.1 million in connection with our repurchase of approximately $55.5 million of our unsecured senior subordinated notes due 2011.

Loss on Dissolution of Partnership:   In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut. In connection with the dissolution, we recorded a $1.0 million reduction in associated goodwill.

Impairment of Goodwill:   For the six months ended December 31, 2006, we recorded a non-cash goodwill impairment charge of approximately $29.6 million. This charge is a reduction in the carrying value of goodwill at our fixed reporting unit. See Note 5 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

Provision for Income Taxes:   Provision for income taxes decreased from approximately $2.2 million for the six months ended December 31, 2005, to approximately $0.3 million for the six months ended December 31, 2006. The provision for income taxes for the six months ended December 31, 2006 is primarily related to estimated state income taxes. The provision for income taxes for the six months ended December 31, 2005 included a provision of approximately $1.0 million for state income taxes and an increase to our deferred tax liability due to goodwill amortization recorded on a tax basis.

Three Months Ended December 31, 2006 and 2005

Revenues:   Revenues decreased approximately 4.8% from approximately $75.6 million for the three months ended December 31, 2005, to approximately $72.0 million for the three months ended December 31, 2006. This decrease was due to lower revenues from our fixed operations (approximately $2.3 million) and from our mobile operations (approximately $1.3 million). Revenues from our fixed and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the three months ended December 31, 2006.

Revenues from our fixed operations decreased approximately 4.9% from approximately $47.4 million for the three months ended December 31, 2005, to approximately $45.1 million for the three months ended December 31, 2006. This decrease was due primarily to (1) lower revenues from our existing fixed-site centers (approximately $2.4 million) and (2) loss of revenues from the centers we closed during fiscal 2007 and 2006 (approximately $1.1 million), partially offset by (1) higher revenues from changes in payment arrangements with certain radiologists discussed above (approximately $0.9 million) and (2) revenues from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.3 million). Revenues from our existing fixed-site centers decreased because of (1) lower procedure volume (approximately 2%) as a result of the negative trends discussed above and (2) a decline in our average reimbursement from payors (approximately 5%). Revenues will continue to be adversely affected by the negative trends discussed above.

Revenues from our mobile operations decreased approximately 5.0% from approximately $28.2 million for the three months ended December 31, 2005, to approximately $26.8 million for the three months ended December 31, 2006. This decrease was primarily due to lower revenues from our existing mobile facilities. Revenues from our existing mobile facilities decreased because of lower MRI and lithotripsy revenues, partially offset by higher PET and PET/CT revenues due to an increase in the number of PET/CT facilities in service during the three months ended December 31, 2006. Revenues have been and will continue to be adversely affected by the negative trends discussed above.

Approximately 55% of our total revenues were generated from patient services revenues for the three months ended December 31, 2006. All patient services revenues were earned from our fixed operations for the three months ended December 31, 2006. Approximately 45% of our total revenues for the three months ended December 31, 2006 were generated from contract services revenues. Contract services revenues for fixed and mobile operations represented approximately 16% and 84%, respectively, of total contract services revenues for the three months ended December 31, 2006.

Costs of Operations:   Costs of operations increased approximately 1.7% from approximately $66.3 million for the three months ended December 31, 2005, to approximately $67.4 million for the three months ended December 31, 2006. This increase was due primarily to (1) higher costs at our fixed operations (approximately $0.5 million) and (2) higher costs at our billing and other operations (approximately $0.9 million), partially offset by lower costs at our mobile operations (approximately $0.3 million). The increase at our billing and other operations is due primarily to higher salaries and benefits as a result of severance payments in connection with the consolidation of a billing office, partially offset by lower amortization expense on our other intangible assets as a result of a reduction in carrying value from an impairment charge taken during the fourth quarter of fiscal 2006.

Costs of operations at our fixed operations increased approximately 1.3% from approximately $38.2 million for the three months ended December 31, 2005, to approximately $38.7 million for the three months ended December 31, 2006. This increase was due primarily to (1) higher costs at our existing fixed-site centers (approximately $1.1 million); (2) costs from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.3 million); and (3) severance charges related to the reduction in labor force discussed above (approximately $0.1 million), partially offset by the elimination of costs from the centers we closed in fiscal 2007 and 2006 (approximately $1.0 million). The increase in costs at our existing fixed-site centers was primarily due to (1) higher payments to radiologists (approximately $0.9 million) discussed above and (2) higher equipment lease costs (approximately $0.3 million) as a result of an increase in interim rentals, partially offset by (1) reduced minority interest expense as a result of lower earnings from our consolidated partnerships (approximately $0.3 million) and (2) lower medical supply costs (approximately $0.3 million) as a result of lower volumes and cost reduction initiatives throughout our fixed-site centers.

Costs of operations at our mobile operations decreased approximately 1.3% from approximately $23.8 million for the three months ended December 31, 2005, to approximately $23.5 million for the three months ended December 31, 2006. The decrease was due primarily to reduction in costs at our existing mobile facilities (approximately $0.9 million), offset by severance charges related to the reduction in labor force discussed above (approximately $0.4 million). The reduction in costs at our existing mobile facilities was primarily caused by (1) a reduction in salaries and benefits (approximately $0.7 million) and (2) lower depreciation expense (approximately $0.6 million), partially offset by (1) higher equipment lease costs (approximately $0.4 million) as a result of entering into more operating leases for PET/CT mobile facilities and (2) higher vehicle operation costs (approximately $0.3 million).

Corporate Operating Expenses:   Corporate operating expenses increased approximately 7.7% from approximately $5.2 million for the three months ended December 31, 2005, to approximately $5.6 million for the three months ended December 31, 2006. The increase was due primarily to (1) higher salaries and benefits; (2) increased sales and marketing costs; and (3) increased legal and accounting costs, partially offset by (1) the elimination of costs from a national sales meeting in the first quarter of fiscal 2006 and (2) reduced consulting costs.

Interest Expense, net:   Interest expense, net increased approximately 8.7% from approximately $12.6 million for the three months ended December 31, 2005, to approximately $13.7 million for the three months ended December 31, 2006. The increase was due primarily to higher interest rates on our variable rate indebtedness.

Loss and Dissolution of Partnership:   In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut. In connection with the dissolution, we recorded a $1.0 million reduction in associated goodwill.

Impairment of Goodwill:   For the three months ended December 31, 2006, we recorded a non-cash goodwill impairment charge of approximately $29.6 million. This charge is a reduction in the carrying value of goodwill at our fixed reporting unit. See Note 5 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

Provision for Income Taxes:   Provision for income taxes decreased from approximately $1.1 million for the three months ended December 31, 2005, to approximately $0.2 million for the three months ended December 31, 2006. The provision for income taxes for the three months ended December 31, 2006 is primarily related to estimated state income taxes. The provision for income taxes for the three months ended December 31, 2005 included a provision of approximately $1.0 million for state income taxes and an increase to our deferred tax liability due to goodwill amortization recorded on a tax basis.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases. We expect to fund future working capital and capital project requirements from net cash provided by operating activities, capital and operating leases, and our  revolving credit facility. Due to the anticipated negative trend in our Adjusted EBITDA and Medicare reimbursement reductions, we anticipate that operating cash flow will continue to decline as well, which will result in:

•                  a reduction in the amounts available under our revolving credit facility, and therefore a decline in our borrowing base;

•                  difficulty funding our capital projects; and

•                  more stringent financing and leasing terms from equipment manufacturers and other financing resources.

Liquidity.   During recent years, we have experienced many adverse market conditions and our financial performance has deteriorated. We reported a net loss of approximately $210.8 million for the fiscal year ended June 30, 2006, and a net loss of approximately $55.7 million for the six months ended December 31, 2006. Though non-cash goodwill impairment charges constituted the significant component of both reported net losses, we have experienced, and expect to continue to experience, decreases in revenues and increases in cost of operations, corporate operating expenses and interest expense. Since June 30, 2006, the decrease in revenues and increases in costs and expenses were greater than we anticipated. Currently, we believe that future net cash provided by operating activities, our existing cash and cash equivalents on hand and our revolving credit facility should be adequate to meet our liquidity requirements for at least the next twelve months; however, we cannot assure you that we will not pursue one of the alternative approaches described below, or that our financial performance and liquidity position will not deteriorate further.

Notwithstanding our belief regarding the adequacy of our liquidity for the next twelve months, we have engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives, including the refinancing or restructuring of all or a portion of our indebtedness, although any restructuring or refinancing of our indebtedness would result in us incurring significant expenses. As of now, we are continuing to operate our business under its current capitalization structure while trying to maximize net cash provided by operating activities and minimize our discretionary use of cash for capital projects. If our net cash provided by operating activities declines further than we anticipate, we may be unable to maintain a sufficient level of liquidity, which could cause us to default on our indebtedness. If we can maintain a sufficient level of liquidity, we may continue to operate in this manner; however, we may determine to proceed with one or more of the following alternative approaches: (i) sell all or a portion of our business; (ii) enter into a negotiated settlement with holders of all or a portion of our indebtedness; (iii) pursue a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code with holders of all or a portion of our indebtedness; or (iv) restructure all or a portion of our indebtedness under Chapter 11 of the U.S. Bankruptcy Code. Any of these alternative approaches will require the consent or waiver of our revolving credit facility provider. Because of these uncertainties and alternative approaches described above, there is substantial doubt about our ability to continue as a going concern.

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

A summary of our cash flows is as follows (amounts in thousands):

	Six Months Ended
	December 31,
	2006	2005
	(unaudited)

Net cash provided by operating activities	$9,521	$23,235
Net cash used in investing activities	(9,395)	(14,671)
Net cash (used in) provided by financing activities	(2,478)	1,748

Net cash provided by operating activities was approximately $9.5 million for the six months ended December 31, 2006 and resulted primarily from (1) the net loss before depreciation, amortization and impairment of goodwill; (2) an increase in accounts payable and accrued expenses (approximately $3.1 million); and (3) a decrease in trade accounts receivables, net (approximately $2.4 million). The increase in accounts payable and accrued expenses is primarily due to our annual insurance premium renewal.

Net cash used in investing activities was approximately $9.4 million for the six months ended December 31, 2006 and resulted primarily from the purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $8.8 million).

Net cash used in financing activities was approximately $2.5 million for the six months ended December 31, 2006 and resulted primarily from notes payable and capital lease payments.

The following table sets forth our Adjusted EBITDA for the six and three months ended December 2006 and 2005. We define Adjusted EBITDA as our earnings before interest, taxes, depreciation and amortization excluding the gain on repurchase of notes payable, the loss on dissolution of partnership and impairment of goodwill. Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital project and working capital requirements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities or other traditional indicators of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States. We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure. While Adjusted EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net cash provided by operating activities	$9,521	$23,235	$9,169	$11,994
Provision for income taxes	300	2,200	150	1,100
Interest expense, net	27,323	24,790	13,669	12,624
Amortization of debt issuance costs	(1,579)	(1,977)	(790)	(680)
Equity in earnings of unconsolidated partnerships	1,632	1,628	880	795
Distributions from unconsolidated partnerships	(1,540)	(1,558)	(824)	(805)
Net change in operating assets and liabilities	(3,976)	(2,181)	(7,778)	(3,458)
Net change in deferred income taxes	—	(2,100)	—	(1,050)

Adjusted EBITDA	$31,681	$44,037	$14,476	$20,520

Adjusted EBITDA decreased approximately 28.0% from approximately $44.0 million for the six months ended December 31, 2005, to approximately $31.7 million for the six months ended December 31, 2006. This decrease was due primarily to (1) reductions in Adjusted EBITDA from our fixed operations (approximately $7.1 million) and our mobile operations (approximately $3.3 million); (2) an increase in costs at our billing and other operations (approximately $1.5 million); and (3) an increase in corporate operating expenses (approximately $0.4 million).

Adjusted EBITDA from our fixed operations decreased approximately 20.2% from approximately $35.2 million for the six months ended December 31, 2005, to approximately $28.1 million for the six months ended December 31, 2006. This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $6.3 million); (2) the elimination of Adjusted EBITDA at the fixed-site centers we closed during fiscal 2007 and 2006 (approximately $0.7 million); (3) charges to close two centers discussed above (approximately $0.3 million); and (4) severance charges discussed above (approximately $0.1 million), partially offset by Adjusted EBITDA from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.3 million). The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues and increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 13.6% from approximately $24.3 million for the six months ended December 31, 2005, to approximately $21.0 million for the six months ended December 31, 2006. This decrease was due primarily to (1) the reduction in revenues discussed above and (2) severance charges discussed above (approximately $0.4 million), partially offset by the reduction in costs discussed above.

Adjusted EBITDA decreased approximately 29.3% from approximately $20.5 million for the three months ended December 31, 2005, to approximately $14.5 million for the three months ended December 31, 2006. This decrease was due primarily to (1) reductions in Adjusted EBITDA from our fixed operations (approximately $2.4 million) and mobile operations (approximately $1.8 million); (2) an increase in costs at our billing and other operations (approximately $1.5 million); and (3) an increase in corporate operating expenses (approximately $0.3 million).

Adjusted EBITDA from our fixed operations decreased approximately 15.0% from approximately $16.0 million for the three months ended December 31, 2005, to approximately $13.6 million for the three months ended December 31, 2006. This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $2.1 million); (2) the elimination of Adjusted EBITDA at the fixed-site centers we closed during fiscal 2007 and 2006 (approximately $0.3 million); and (3) severance charges discussed above (approximately $0.1 million), partially offset by Adjusted EBITDA from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.1 million). The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues and increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 14.5% from approximately $11.7 million for the three months ended December 31, 2005, to approximately $10.0 million for the three months ended December 31, 2006. This decrease was due primarily to (1) the reduction in revenues discussed above and (2) severance charges discussed above (approximately $0.4 million), partially offset by the reduction in costs discussed above.

Capital Projects:   As of December 31, 2006, we have committed to capital projects of approximately $7.7 million through March 2007, which includes the purchase of three MRI systems (approximately $5.0 million) and one PET/CT system (approximately $1.2 million). We expect to use either internally generated funds or capital or operating leases to finance the acquisition of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

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

In January 2006, through InSight, we purchased an interest rate cap contract. The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%. As of December 31, 2006, the fair value of the interest rate cap contract was approximately $0.4 million.

In addition to the indebtedness under the Floating Rate Notes, through InSight, we have outstanding $194.5 million of unsecured senior subordinated notes, or Fixed Rate Notes. The Fixed Rate Notes mature in November 2011, bear interest at 9.875% per annum, payable semi-annually and are redeemable at our option at specific prices depending on the date of redemption.

Through InSight, we also have an asset-based revolving credit facility of up to $30.0 million. As of December 31, 2006, we had approximately $25.9 million of availability under the revolving credit facility, based on our eligible borrowing base. As of December 31, 2006, there were no borrowings under the revolving credit facility and there were letters of credit of approximately $2.6 million outstanding under the revolving credit facility. Borrowings under the revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate). We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility. The revolving credit facility contains a fixed charge coverage covenant that we would be required to meet if our eligible borrowing base (net of outstanding borrowings) plus eligible cash falls below $15 million. As of December 31, 2006, we would be unable to meet this fixed charge coverage covenant, and we expect to be unable to meet this covenant in the foreseeable future.  As we are unable to meet this covenant our availability under the revolving credit facility would be restricted to keep our eligible borrowing base (net of outstanding borrowings) plus eligible cash above $15 million.

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

The agreements governing our revolving credit facility, Floating Rate Notes and Fixed Rate Notes contain restrictions on additional borrowing, capital projects, asset sales, dividend payments and certain other covenants. As of December 31, 2006, we were in compliance with these agreements. The agreements governing our revolving credit facility and Floating Rate Notes restrict our ability to prepay other indebtedness, including the Fixed Rate Notes.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. We are required to adopt the provisions of FIN 48 beginning in fiscal 2008. We are currently evaluating the effect of FIN 48 on our financial condition and results of operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Form 10-Q are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which is included in our annual report on Form 10-K for the period ended June 30, 2006 filed with the SEC on September 27, 2006.

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

Interest Rate Risk

In order to modify and manage the interest characteristics of our outstanding indebtedness and limit the effects of interest rates on our operations, we may use a variety of financial instruments, including interest rate hedges, caps, floors and other interest rate exchange contracts. The use of these types of instruments to hedge our exposure to changes in interest rates carries additional risks such as counterparty credit risk and legal enforceability of hedging contracts. We do not enter into any transactions for speculative or trading purposes.

In January 2006, through InSight, we purchased an interest rate cap contract. The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%. As of December 31, 2006, the fair value of the interest rate cap contract was approximately $0.4 million. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations. The counterparty to the contract is a major financial institution and we expect the counterparty to be able to perform its obligations under the contract.

Our future earnings and cash flows are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2006, and after giving effect to our interest rate cap contract discussed above, a 1% increase or decrease in interest rates on our $299.1 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.0 million and $3.0 million, respectively. The weighted average interest rate on our floating rate debt as of December 31, 2006 was approximately 9.2%.

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

ITEM 4.                    CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II —  OTHER INFORMATION

ITEM 1A.           RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

As of December 31, 2006, we had total indebtedness of approximately $502.6 million. Our substantial indebtedness could have important consequences to us. For example, it could:

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

In addition, we may incur additional indebtedness in the future. The terms of the agreements governing our material indebtedness allow us to issue and incur additional debt subject to certain limitations. If additional debt is added to current debt levels, the related risks described above could increase.

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

If we are unable to service our indebtedness or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness or sell certain of our assets on commercially reasonable terms, if at all, which could cause us to default on our indebtedness and impair our liquidity. Any restructuring or refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There is substantial doubt about our ability to continue as a going concern. Even if we are able to maintain a sufficient level of liquidity, we may determine to proceed with one or more of the following alternative approaches: (i) sell all or a portion of our business; (ii) enter into a negotiated settlement with holders of all or a portion of our indebtedness; (iii) pursue a prepackaged plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code with holders of all or a portion of our indebtedness; or (iv) restructure all or a portion of our indebtedness under Chapter 11 of the U.S. Bankruptcy Code. Any of these alternative approaches will require the consent or waiver of our revolving credit facility provider. Additional information regarding our liquidity and the substantial doubt as to our ability to continue as a going concern is included in the subsection “Financial Condition, Liquidity and Capital Resources-Liquidity” above and in Note 2 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of December 31, 2006 of approximately $132.8 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of December 31, 2006 of approximately $95.7 million. These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions. The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates. At December 31, 2006, approximately 59.5% of our indebtedness was variable rate indebtedness; however, in January 2006, we entered into a two-year interest rate cap contract with a notional amount of $100 million. During the two-year term of this contract our exposure on variable rate indebtedness is reduced by $100 million, or to approximately 39.6%. Increases in interest rates would also impact the refinancing of our fixed rate indebtedness. If interest rates are higher when our fixed rate indebtedness becomes due, we may be forced to borrow at the higher rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the six months ended December 31, 2006, we derived approximately 55% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 45% of our revenues generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

Certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and third-party payors are continuing to monitor reimbursement for diagnostic imaging services. A third-party payor has instituted a requirement of participation that freestanding imaging center providers to be multi-modality and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by numerous additional third-party payors would have a material adverse impact on our financial condition and results of operations.

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

Under the final rule for OPPS issued November 2006, but effective January 1, 2007, technical fees for PET and PET/CT were reduced. The national rate for PET changed from $1,150 to $850 per scan and the national rate for PET/CT changed from $1,250 to $950 per scan. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones. Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement. Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

In addition, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the proposed new methodology, CMS has identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2006, CMS published final regulations that delay the implementation of this reimbursement methodology. Implementation of this reimbursement method would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us. If third-party payors reduce the amount of their payments to our customers, our customers will likely seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, physician groups and other healthcare providers that we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones. These reductions would have a significant adverse effect on our financial condition and results of operations by decreasing demand for our services or creating downward pricing pressure.

Services provided in non-hospital based freestanding facilities, including independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule. CMS proposed phasing this rate reduction over two years, 25% in 2006, and another 25% in 2007. The first phase of the rate reduction was effective January 1, 2006; however, under final regulations released in November 2006, CMS will not implement the second phase of the rate reduction in 2007.

The DRA was signed into law by President Bush in February 2006. The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government. The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. These reductions became effective on January 1, 2007. We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations. An analysis regarding the effect of the Medicare reimbursement reductions is presented elsewhere in this Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0% respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. This legislation increased the Part B reimbursement rates by 1.5% in 2005 and 2006. No specific increase was included in the 2007 legislation. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

Trends affecting our actual or anticipated results may lead to charges that would adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we may from time to time be required to record charges in our results of operations. For example, we recorded non-cash impairment charges related to our goodwill and other intangible assets of approximately $29.6 million and $190.8 million during the six months ended December 31, 2006 and fiscal year ended June 30, 2006, respectively. Depending on the severity of our anticipated negative financial trends, we may (1) have difficulty funding our capital projects, and (2) need to take additional impairment charges against our goodwill and other intangible assets, which represented approximately 27.0% of our consolidated assets as of December 31, 2006.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition depends on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one-to-five year terms. A significant number of our mobile contracts will expire each year. Our mobile facility contract renewal rate was 82% for the six months ended December 31, 2006. We may not, however, achieve these renewal rates in the future. To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller, which have lower procedure volumes. In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment. Although the reductions in reimbursement under the Medicare Part B fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment. This would adversely affect our financial condition and results of operations. Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our financial condition and results of operations.

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

We compete with several national and regional providers of diagnostic imaging services, as well as local providers. As a result of the reimbursement reductions by Medicare and other third-party payors, some of these competitors may consolidate their operations in order to obtain certain cost structure advantages and improve equipment utilization. Recently, two fixed-site competitors consolidated and formed a combined business that is the largest national provider of fixed-site imaging services. This consolidated company could achieve certain advantages over us including increased financial and business resources, economies of scale, breadth of service offerings, and favored relationships with equipment vendors, hospital systems, leading radiologists and third-party payors. We may be forced to reduce our prices in an effort to retain and attract customers. These pressures could adversely affect our financial condition and results of operations.

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

Harsh weather conditions can adversely impact our financial condition and results of operations. To the extent severe weather patterns affect the regions in which we operate, potential patients may find it difficult to travel to our centers and we may have difficulty moving our mobile facilities along their scheduled routes. As a result, we would experience a decrease in procedure volume during that period. Our equipment utilization, procedure volume or revenues could be adversely affected by such conditions in the future.

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

Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand. Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products. Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty. In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant fluctuations in fuel costs and high fuel costs or further increases would adversely affect our financial condition and results of operations.

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

ITEM 6.                    EXHIBITS

10.17	InSight Health Services Corp. Management Incentive Plan, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2007

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

By:	/s/ Bret W. Jorgensen
Bret W. Jorgensen
President and Chief Executive
Officer and Director
(Principal Executive Officer)

By:	/s/ Mitch C. Hill
Mitch C. Hill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10.17	InSight Health Services Corp. Management Incentive Plan, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.