Form 10-Q
period 2007-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2007-05-11
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  5,468,814 shares of common stock as of May 4, 2007.

The number of pages in this Form 10-Q is 57.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2007 and June 30, 2006 (unaudited)

Condensed Consolidated Statements of Operations for the nine months ended March 31, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

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

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	March 31,	June 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,152	$28,208
Trade accounts receivables, net	43,599	43,690
Other current assets	9,454	8,389
Total current assets	74,205	80,287

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $245,840 and $224,879, respectively	151,418	181,026

INVESTMENTS IN PARTNERSHIPS	3,670	3,051
OTHER ASSETS	17,389	17,904
OTHER INTANGIBLE ASSETS, net	30,530	31,473
GOODWILL	64,868	94,463
	$342,080	$408,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$686	$555
Current portion of capital lease obligations	3,524	5,105
Accounts payable and other accrued expenses	44,330	40,077
Total current liabilities	48,540	45,737

LONG-TERM LIABILITIES:
Notes payable, less current portion	494,527	494,203
Capital lease obligations, less current portion	2,198	3,519
Other long-term liabilities	2,930	3,166
Deferred income taxes	3,472	3,472
Total long-term liabilities	503,127	504,360

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at March 31, 2007 and June 30, 2006, respectively	5	5
Additional paid-in capital	87,081	87,081
Accumulated other comprehensive income	59	601
Accumulated deficit	(296,732)	(229,580)
Total stockholders’ deficit	(209,587)	(141,893)
	$342,080	$408,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2007	2006

REVENUES:
Contract services	$96,864	$101,225
Patient services	118,839	129,682
Total revenues	215,703	230,907

COSTS OF OPERATIONS:
Costs of services	145,870	147,258
Provision for doubtful accounts	4,169	3,960
Equipment leases	4,155	2,417
Depreciation and amortization	43,493	47,943
Total costs of operations	197,687	201,578

Gross profit	18,016	29,329

CORPORATE OPERATING EXPENSES	(16,742)	(16,446)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,510	2,349

INTEREST EXPENSE, net	(40,891)	(37,479)

GAIN ON REPURCHASE OF NOTES PAYABLE	—	3,076

LOSS ON DISSOLUTION OF PARTNERSHIP	—	(1,000)

IMPAIRMENT OF GOODWILL	(29,595)	—

Loss before provision for income taxes	(66,702)	(20,171)

PROVISION FOR INCOME TAXES	450	3,300

Net loss	$(67,152)	$(23,471)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2007	2006

REVENUES:
Contract services	$31,627	$33,806
Patient services	38,438	42,754
Total revenues	70,065	76,560

COSTS OF OPERATIONS:
Costs of services	46,709	50,245
Provision for doubtful accounts	1,351	1,492
Equipment leases	1,763	736
Depreciation and amortization	13,352	16,554
Total costs of operations	63,175	69,027

Gross profit	6,890	7,533

CORPORATE OPERATING EXPENSES	(5,524)	(5,670)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	878	721

INTEREST EXPENSE, net	(13,568)	(12,689)

Loss before provision for income taxes	(11,324)	(10,105)

PROVISION FOR INCOME TAXES	150	1,100

Net loss	$(11,474)	$(11,205)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	March 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(67,152)	$(23,471)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,493	47,943
Amortization of debt issuance costs	2,369	2,764
Equity in earnings of unconsolidated partnerships	(2,510)	(2,349)
Distributions from unconsolidated partnerships	2,131	2,871
Gain on repurchase of notes payable	—	(3,076)
Loss on dissolution of partnership	—	1,000
Impairment of goodwill	29,595	—
Deferred income taxes	—	3,100
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	91	2,494
Other current assets	(1,038)	(956)
Accounts payable and other accrued expenses	4,253	(817)
Net cash provided by operating activities	11,232	29,503

INVESTING ACTIVITIES:
Acquisition of fixed-site center, net of cash acquired	—	(2,345)
Additions to property and equipment	(11,211)	(22,724)
Sale of short-term investments	—	5,000
Other	(389)	(592)
Net cash used in investing activities	(11,600)	(20,661)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(5,284)	(291,806)
Proceeds from issuance of notes payable	1,145	298,500
Payments made in connection with refinancing of notes payable	—	(6,777)
Payment for interest rate cap contract	—	(307)
Other	(2,549)	—
Net cash used in financing activities	(6,688)	(390)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,056)	8,452
Cash, beginning of period	28,208	20,839
Cash, end of period	$21,152	$29,291

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$34,269	$25,996
Income taxes paid	122	226
Equipment additions under capital leases	1,665	737

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company,” “the Company” or “Holdings” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this Form 10-Q mean InSight Health Services Corp., a Delaware corporation and wholly owned subsidiary of InSight Health Services Holdings Corp., and all entities and subsidiaries controlled by InSight Health Services Corp.  Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States.   Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 83 mobile magnetic resonance imaging, or MRI, facilities, seven mobile positron emission tomography, or PET, facilities, four mobile computed tomography, or CT, facilities, 13 mobile PET/CT facilities and two mobile lithotripsy facilities (collectively, mobile facilities), and 64 fixed-site MRI centers, 38 multi-modality fixed-site centers, one PET/CT fixed-site center and one PET fixed-site center (collectively, fixed-site centers).  At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.     CURRENT DEVELOPMENTS

During recent years, we have experienced many adverse market conditions and our financial performance has deteriorated.  We reported a net loss of approximately $210.2 million for the fiscal year ended June 30, 2006, and a net loss of approximately $67.2 million for the nine months ended March 31, 2007.  Though non-cash goodwill impairment charges constituted a significant component of both reported net losses, we have experienced, and expect to continue to experience, decreases in revenues and increases in cost of operations, corporate operating expenses and interest expense.  Since June 30, 2006, the decrease in revenues and increases in costs and expenses were greater than we anticipated.  We failed to make the semi-annual interest payment of approximately $9.6 million in the aggregate due May 1, 2007 on InSight’s outstanding $194.5 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2011, or senior subordinated notes. Non-payment of interest due on the senior subordinated notes starts a 30-day grace period during which payment can be made before triggering (i) an event of default under the indenture for the senior subordinated notes and (ii) cross-default and acceleration of debt provisions under agreements governing our material indebtedness, including our revolving credit facility and InSight’s $300 million in aggregate principal amount of senior secured floating rate notes due 2011, or floating rate notes.

In November 2006, we engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives.  In March 2007, we announced an offer to exchange shares of Holdings’ common stock for up to $194.5 million aggregate principal amount of senior subordinated notes.  Our exchange offer contemplates that it can be consummated on an out-of-court basis or in connection with the filing of a prepackaged plan of bankruptcy under chapter 11 of the Bankruptcy Code.  We believe that we have received the necessary acceptances to confirm the prepackaged plan in the event that we choose to file a chapter 11 bankruptcy case and pursue confirmation of the prepackaged plan.  In the event that the conditions to the exchange offer are not satisfied, our board of directors will determine whether to seek the confirmation of the prepackaged plan. We expect that the board of directors would vote to seek the confirmation of the prepackaged plan unless an intervening event occurred that would render pursuit of a chapter 11 case inconsistent with its fiduciary duties.  If, however, we are unsuccessful in completing the exchange offer, either on an out-of-court basis or in connection with the filing of a prepackaged plan, we may determine to proceed with one or more of the following alternative approaches: (i) sell all or a portion of our business; (ii) enter into a different negotiated settlement with holders of all or a portion of our indebtedness; or (iii) pursue a different plan of reorganization to restructure all or a portion of our indebtedness under chapter 11 of the Bankruptcy Code.  Because of these uncertainties and alternative approaches described above, there is substantial doubt about our ability to continue as a going concern.

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

3.     INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission, or SEC, on September 27, 2006.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included.  The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results to be achieved for the full fiscal year.

Certain prior period amounts have been reclassified to conform to the current year presentation.

4.     INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

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

We evaluate the carrying value of goodwill and other intangible assets, including the related amortization period, in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments.  In a business combination, goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on the relative fair value of the assets acquired and liabilities assumed.  In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142.  In the first of the two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised value model, as appropriate.  SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill.  Impairment losses, if any, are reflected in the condensed consolidated statements of operations.  We completed our annual evaluation of the fair value of our reporting units utilizing the assistance of an independent valuation firm.  During the second quarter of fiscal 2007, based on our continued declining financial performance and deteriorating market conditions, management determined that a goodwill impairment at our fixed reporting unit had occurred.  The audit committee of InSight’s board of directors (1) concluded that an impairment had occurred and (2) ratified management’s determination that an impairment charge was appropriate.  Accordingly, we recorded a non-cash goodwill impairment charge of approximately $29.6 million related to our fixed reporting unit.

A reconciliation of goodwill is as follows (amounts in thousands):

	Mobile	Fixed	Consolidated
	(unaudited)
Goodwill, June 30, 2006	$44,172	$50,291	$94,463
Goodwill impairment charge	—	(29,595)	(29,595)
Goodwill, March 31, 2007	$44,172	$20,696	$64,868

We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the current market rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  For the nine months ended March 31, 2007, we did not identify any potential indication that other intangible assets might be impaired.

A reconciliation of other intangible assets is as follows (amounts in thousands):

	March 31, 2007		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$24,410	$3,998	$24,410	$3,388
Wholesale contracts	14,006	12,568	14,006	12,235
	38,416	16,566	38,416	15,623

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$47,096	$16,566	$47,096	$15,623

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5 to 7 years

Amortization of intangible assets was approximately $0.9 million and $2.8 million for the nine months ended March 31, 2007 and 2006, respectively, and approximately $0.3 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

6.     NOTES PAYABLE

Through InSight, we have outstanding $300 million aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  The floating rate notes are redeemable at our option at specific prices depending on the date of redemption.  The fair value of the floating rate notes as of March 31, 2007 was approximately $279 million.

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0% (Note 10).

Through InSight, we also have outstanding $194.5 million aggregate principal amount of senior subordinated notes.  The senior subordinated notes mature in November 2011 and bear interest at 9.875% per annum, payable semi-annually.  The senior subordinated notes are redeemable at our option at specific prices depending on the date of redemption.  The fair value of the senior subordinated notes as of March 31, 2007 was approximately $56 million.

We failed to make the semi-annual interest payment of approximately $9.6 million in the aggregate due May 1, 2007 on the senior subordinated notes. Non-payment of interest due on such notes starts a 30-day grace period during which payment can be made before triggering (i) an event of default under the indenture for the senior subordinated notes and (ii) cross-default and acceleration of debt provisions under agreements governing our material indebtedness, including our revolving credit facility and the floating rate notes.  In addition, we have announced an offer to exchange shares of Holdings’ common stock for up to $194.5 million aggregate principal amount of senior subordinated notes.  No accrued and unpaid interest, including, without limitation, the interest payment that became due and payable on May 1, 2007, will be paid with respect to (i) any senior subordinated notes that are accepted for exchange if the exchange offer is consummated on an out-of-court basis, and (ii) any senior subordinated notes if we consummate the prepackaged plan.

Through InSight, we also have an asset-based revolving credit facility of up to $30 million.   As of March 31, 2007, we had approximately $26.5 million of availability under the revolving credit facility, based on our borrowing base; however, the revolving credit facility contains a fixed charge coverage covenant that we would be required to meet if our eligible borrowing base (net of outstanding borrowings) plus eligible cash falls below $15 million, leaving our effective availability at $11.5 million.  As of April 30, 2007, we would be unable to meet this fixed charge coverage covenant, and we expect to be unable to meet this covenant in the foreseeable future.  On April 30, 2007, we borrowed $7.0 million under the revolving credit facility, which reduced our effective availability to $4.5 million.  As of March 31, 2007 and April 30, 2007, there were letters of credit of approximately $2.6 million outstanding, of which $2.0 million are cash collateralized under the revolving credit facility.  Borrowings under the revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility.

The agreements governing our revolving credit facility, floating rate notes and senior subordinated notes contain restrictions on additional borrowings, capital projects, asset sales, dividend payments and certain other covenants.  As of March 31, 2007, we were in compliance with those agreements.  The agreements governing our revolving credit facility and floating rate notes restrict our ability to prepay other indebtedness, including the senior subordinated notes.

On March 15, 2007, we entered into a letter agreement with the lenders and administrative agent under our existing revolving credit facility that permits us to consummate the exchange offer and consent solicitation. On May 1, 2007, we entered into a letter agreement with the lenders and administrative agent under our existing revolving credit facility which, among other things, (i) permits us to incur and pay the consent payments that are payable to certain holders of the senior subordinated notes under the terms provided in the exchange offer, (ii) permits us to issue additional floating rate notes to finance the payment of such consent payments, (iii) waives until May 31, 2007 the event of default under our existing revolving credit facility arising from our failure to pay the interest payment on the senior subordinated notes that was due on May 1, 2007 and (iv) modifies the material adverse effect representation in our existing revolving credit facility to exclude events that have been previously disclosed in our filings with the SEC.

7.     SHARE-BASED COMPENSATION

On July 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R). SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25).  SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.  Because we used the minimum value method of measuring share-based compensation expense under SFAS 123, and because we meet the definition of a nonpublic entity under SFAS 123R, we are required to adopt the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006.  Accordingly, we will continue to account for any portion of awards outstanding prior to July 1, 2006 under the pro-forma provisions of SFAS 123, and prior periods have not been restated to reflect the impact of SFAS 123R.  There were no options or other forms of share-based payment granted during the nine months ended March 31, 2007. As a result, no amounts of compensation cost were recognized in the condensed consolidated statements of operations.

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

		Nine Months Ended		Three Months Ended
		March 31,		March 31,
		2007	2006	2007	2006
		(unaudited)		(unaudited)
Net loss:	As reported	$(67,152)	$(23,471)	$(11,474)	$(11,205)
	Expense	(150)	(219)	(50)	(74)
	Pro-forma	$(67,302)	$(23,690)	$(11,524)	$(11,279)

The fair value of stock options granted during the nine months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option pricing model under the minimum value method with the following weighted average assumptions:

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

As of March 31, 2007, we had 167,950 shares available for the granting of stock options.  A summary of the status of our stock options at March 31, 2007, changes during the nine months then ended, and status of non-vested options are presented below:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2006	849,726	$17.74	$6.66
Granted	—	—	—
Exercised	—	—	—
Forfeited	(52,450)	18.55	6.63
Expired	—	—	—
Outstanding, March 31, 2007	797,276	$17.69	$6.66

Exercisable at March 31, 2007	292,175	$14.62	$6.65	6.48

Non-vested, June 30, 2006	608,311	$19.42	$6.66
Granted	—	—	—
Vested	(72,285)	19.40	6.64
Forfeited	(30,925)	18.86	6.66
Non-vested, March 31, 2007	505,101	$19.46	$6.66

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

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Nine months ended March 31, 2007:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$80,609	$16,255	$—	$96,864
Patient services revenues	—	118,839	—	118,839
Total revenues	80,609	135,094	—	215,703
Depreciation and amortization	19,732	18,793	4,968	43,493
Total costs of operations	69,382	114,463	13,842	197,687
Corporate operating expenses	—	—	(16,742)	(16,742)
Equity in earnings of unconsolidated partnerships	—	2,510	—	2,510
Interest expense, net	(3,196)	(3,328)	(34,367)	(40,891)
Impairment of goodwill	—	(29,595)	—	(29,595)
Income (loss) before income taxes	8,031	(9,782)	(64,951)	(66,702)

Additions to property and equipment	2,215	6,724	2,272	11,211

Nine months ended March 31, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$85,957	$15,268	$—	$101,225
Patient services revenues	815	128,867	—	129,682
Total revenues	86,772	144,135	—	230,907
Depreciation and amortization	22,818	18,457	6,668	47,943
Total costs of operations	73,061	114,455	14,062	201,578
Corporate operating expenses	—	—	(16,446)	(16,446)
Equity in earnings of unconsolidated partnerships	—	2,349	—	2,349
Interest expense, net	(4,780)	(4,462)	(28,237)	(37,479)
Gain on repurchase of notes payable	—	—	3,076	3,076
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Income (loss) before income taxes	7,931	27,567	(55,669)	(20,171)

Additions to property and equipment	11,575	8,221	2,928	22,724

Three months ended March 31, 2007:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$26,144	$5,483	$—	$31,627
Patient services revenues	—	38,438	—	38,438
Total revenues	26,144	43,921	—	70,065
Depreciation and amortization	5,705	5,978	1,669	13,352
Total costs of operations	21,888	36,955	4,332	63,175
Corporate operating expenses	—	—	(5,524)	(5,524)
Equity in earnings of unconsolidated partnerships	—	878	—	878
Interest expense, net	(947)	(989)	(11,632)	(13,568)
Income (loss) before income taxes	3,309	6,855	(21,488)	(11,324)

Additions to property and equipment	1,597	222	559	2,378

Three months ended March 31, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$28,500	$5,306	$—	$33,806
Patient services revenues	92	42,662	—	42,754
Total revenues	28,592	47,968	—	76,560
Depreciation and amortization	7,952	6,314	2,288	16,554
Total costs of operations	24,282	39,706	5,039	69,027
Corporate operating expenses	—	—	(5,670)	(5,670)
Equity in earnings of unconsolidated partnerships	—	721	—	721
Interest expense, net	(1,494)	(1,410)	(9,785)	(12,689)
Income (loss) before income taxes	2,816	7,573	(20,494)	(10,105)

Additions to property and equipment	244	2,064	1,337	3,645

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

In January 2006, through InSight, we purchased an interest rate cap contract for a cost of approximately $0.3 million.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  We have designated this interest cap contract as a highly effective cash flow hedge of our floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive loss.  The premium paid for the contract will be amortized over the life of the contract as required under SFAS 133.  The fair value of the interest rate cap contract was approximately $0.3 million as of March 31, 2007.

11. COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the nine and three months ended March 31, 2007 and 2006, respectively (amounts in thousands):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net loss	$(67,152)	$(23,471)	$(11,474)	$(11,205)
Unrealized (loss) gain attributable to change in fair value of interest rate cap	(542)	276	(75)	276
Comprehensive loss	$(67,694)	$(23,195)	$(11,549)	$(10,929)

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

Prior to signing the stock purchase agreement, IHC gave SWOR 180 days notice to terminate the PSA in accordance with the PSA.  SWOR claimed that the PSA had already terminated due to IHC’s breach of the right of first refusal provision.  IHC answered the Summons and Complaint and was cooperating with SWOR in expediting discovery and an early trial when SWOR decided to abandon the Declaratory Relief action and on April 20, 2004, SWOR filed a First Amended Complaint claiming breach of contract, anticipatory breach of contract, negligent misrepresentation, breach of the covenant of good faith and fair dealing, intentional interference with contract, breach of fiduciary duty, declaratory relief and unspecified compensatory and punitive damages, prejudgment interest, and attorneys fees. We have answered the First Amended Complaint and discovery has commenced and is on-going.   We are vigorously defending this lawsuit and believe that SWOR’s claims are without merit.  We are unable to predict the outcome of this lawsuit.

In August 2003, IHC entered into a series of agreements and acquired a joint venture interest through a limited liability company it formed called Kessler Imaging Associates, LLC, or KIA, in a CT fixed-site center in Hammonton, New Jersey.  KIA is owned 55% by IHC and 45% by Bernard Neff, M.D., or Dr. Neff.  KIA manages Kessler CAT Scan Associates, LLC, which provided CT, and mobile MRI and PET (using IHC mobile facilities) services to inpatients of William B. Kessler Memorial Hospital, or the Hospital, and community outpatients.

Dr. Neff provided radiology services at the Hospital and to the outpatients.  IHC did not control billing and collections to the Hospital for inpatients or to third-party payors for outpatients.  Dr. Neff performed that function.

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

13.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the senior subordinated notes and floating rate notes (Note 6).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for our investment in InSight and its subsidiaries under the equity method of accounting.    Dividends from InSight to us are restricted under the agreements governing our material indebtedness.    This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

March 31, 2007

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$19,023	$2,129	$—	$21,152
Trade accounts receivables, net	—	—	37,390	6,209	—	43,599
Other current assets	—	—	9,096	358	—	9,454
Intercompany accounts receivable	87,086	496,327	13,468	—	(596,881)	—
Total current assets	87,086	496,327	78,977	8,696	(596,881)	74,205
Property and equipment, net	—	—	132,665	18,753	—	151,418
Investments in partnerships	—	—	3,670	—	—	3,670
Investments in consolidated subsidiaries	(296,673)	(299,808)	11,220	—	585,261	—
Other assets	—	277	17,112	—	—	17,389
Goodwill and other intangible assets, net	—	—	89,537	5,861	—	95,398
	$(209,587)	$196,796	$333,181	$33,310	$(11,620)	$342,080

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$2,766	$1,444	$—	$4,210
Accounts payable and other accrued expenses	—	—	42,852	1,478	—	44,330
Intercompany accounts payable	—	—	583,413	13,468	(596,881)	—
Total current liabilities	—	—	629,031	16,390	(596,881)	48,540
Notes payable and capital lease obligations, less current portion	—	493,296	—	3,429	—	496,725
Other long-term liabilities	—	173	3,958	2,271	—	6,402
Stockholders' (deficit) equity	(209,587)	(296,673)	(299,808)	11,220	585,261	(209,587)
	$(209,587)	$196,796	$333,181	$33,310	$(11,620)	$342,080

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$190,782	$24,921	$—	$215,703
Costs of operations	—	—	173,082	24,605	—	197,687
Gross profit	—	—	17,700	316	—	18,016

Corporate operating expenses	—	—	(16,742)	—	—	(16,742)

Equity in earnings of unconsolidated partnerships	—	—	2,510	—	—	2,510

Interest expense, net	—	—	(40,273)	(618)	—	(40,891)

Impairment of goodwill	—	—	(29,595)	—	—	(29,595)
Loss before income taxes	—	—	(66,400)	(302)	—	(66,702)

Provision for income taxes	—	—	450	—	—	450
Loss before equity in loss of consolidated subsidiaries	—	—	(66,850)	(302)	—	(67,152)

Equity in loss of consolidated subsidiaries	(67,152)	(67,152)	(302)	—	134,606	—
Net loss	$(67,152)	$(67,152)	$(67,152)	$(302)	$134,606	$(67,152)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$203,118	$27,789	$—	$230,907
Costs of operations	—	—	175,847	25,731	—	201,578
Gross profit	—	—	27,271	2,058	—	29,329

Corporate operating expenses	—	—	(16,446)	—	—	(16,446)

Equity in earnings of unconsolidated partnerships	—	—	2,349	—	—	2,349

Interest expense, net	—	—	(36,707)	(772)	—	(37,479)

Gain on repurchase of notes payable	—	3,076	—	—	—	3,076

Loss on dissolution of partnership	—	—	(1,000)	—	—	(1,000)
Income (loss) before income taxes	—	3,076	(24,533)	1,286	—	(20,171)

Provision for income taxes	—	—	3,300	—	—	3,300
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	3,076	(27,833)	1,286	—	(23,471)

Equity in income (loss) of consolidated subsidiaries	(23,471)	(26,547)	1,286	—	48,732	—
Net (loss) income	$(23,471)	$(23,471)	$(26,547)	$1,286	$48,732	$(23,471)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$62,051	$8,014	$—	$70,065
Costs of operations	—	—	55,058	8,117	—	63,175
Gross profit	—	—	6,993	(103)	—	6,890

Corporate operating expenses	—	—	(5,524)	—	—	(5,524)

Equity in earnings of unconsolidated partnerships	—	—	878	—	—	878

Interest expense, net	—	—	(13,381)	(187)	—	(13,568)
Loss before income taxes	—	—	(11,034)	(290)	—	(11,324)

Provision for income taxes	—	—	150	—	—	150
Loss before equity in loss of consolidated subsidiaries	—	—	(11,184)	(290)	—	(11,474)

Equity in loss of consolidated subsidiaries	(11,474)	(11,474)	(290)	—	23,238	—
Net loss	$(11,474)	$(11,474)	$(11,474)	$(290)	$23,238	$(11,474)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED March 31, 2006

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues	$—	$—	$67,493	$9,067	$—	$76,560
Costs of operations	—	—	60,393	8,634	—	69,027
Gross profit	—	—	7,100	433	—	7,533

Corporate operating expenses	—	—	(5,670)	—	—	(5,670)

Equity in earnings of unconsolidated partnerships	—	—	721	—	—	721

Interest expense, net	—	—	(12,448)	(241)	—	(12,689)
(Loss) income before income taxes	—	—	(10,297)	192	—	(10,105)

Provision for income taxes	—	—	1,100	—	—	1,100
Income (loss) before equity in income (loss) of consolidated subsidiaries	—	—	(11,397)	192	—	(11,205)

Equity in income (loss) of consolidated subsidiaries	(11,205)	(11,205)	192	—	22,218	—
Net (loss) income	$(11,205)	$(11,205)	$(11,205)	$192	$22,218	$(11,205)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net loss	$(67,152)	$(67,152)	$(67,152)	$(302)	$134,606	$(67,152)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	39,308	4,185	—	43,493
Amortization of debt issuance costs	—	—	2,369	—	—	2,369
Equity in earnings of unconsolidated partnerships	—	—	(2,510)	—	—	(2,510)
Distributions from unconsolidated partnerships	—	—	2,131	—	—	2,131
Impairment of goodwill	—	—	29,595	—	—	29,595
Equity in income of consolidated subsidiaries	67,152	67,152	302	—	(134,606)	—
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	150	(59)	—	91
Intercompany receivables, net	—	(218)	(917)	1,135	—	—
Other current assets	—	—	(1,136)	98	—	(1,038)
Accounts payable and other accrued expenses	—	—	4,239	14	—	4,253
Net cash (used in) provided by operating activities	—	(218)	6,379	5,071	—	11,232

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(6,336)	(4,875)	—	(11,211)
Other	—	65	28	(482)	—	(389)
Net cash provided by (used in) investing activities	—	65	(6,308)	(5,357)	—	(11,600)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	153	(4,443)	(994)	—	(5,284)
Proceeds from issuance of notes payable and capital lease obligations	—	—	—	1,145	—	1,145
Other	—	—	(2,549)	—	—	(2,549)
Net cash provided by (used in) financing activities	—	153	(6,992)	151	—	(6,688)

DECREASE IN CASH AND CASH EQUIVALENTS:	—	—	(6,921)	(135)	—	(7,056)
Cash, beginning of period	—	—	25,944	2,264	—	28,208
Cash, end of period	$—	$—	$19,023	$2,129	$—	$21,152

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2006

(Amounts in thousands)

	PARENT
	COMPANY		GUARANTOR	NON-GUARANTOR
	ONLY	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(23,471)	$(23,471)	$(26,547)	$1,286	$48,732	$(23,471)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—		44,114	3,829	—	47,943
Amortization of debt issuance costs	—	—	2,764	—	—	2,764
Equity in earnings of unconsolidated partnerships	—	—	(2,349)	—	—	(2,349)
Distributions from unconsolidated partnerships	—	—	2,871	—	—	2,871
Gain on repurchase of notes payable	—	(3,076)	—	—	—	(3,076)
Loss on dissolution of partnership	—	—	1,000	—	—	1,000
Deferred income taxes	—		3,100	—	—	3,100
Equity in income of consolidated subsidiaries	23,471	26,547	(1,286)	—	(48,732)	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	2,266	228	—	2,494
Intercompany receivables, net	—	(3,952)	8,723	(4,771)	—	—
Other current assets	—	—	(1,094)	138	—	(956)
Accounts payable and other accrued expenses	—	—	(1,017)	200	—	(817)
Net cash (used in) provided by operating activities	—	(3,952)	32,545	910	—	29,503

INVESTING ACTIVITIES:
Acquistion of fixed-site center, net of cash acquired	—	—	(2,345)	—	—	(2,345)
Additions to property and equipment	—	—	(22,407)	(317)	—	(22,724)
Sale of short-term investments	—	—	5,000	—	—	5,000
Other	—	—	(82)	(510)	—	(592)
Net cash used in investing activities	—	—	(19,834)	(827)	—	(20,661)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(287,464)	(3,874)	(468)	—	(291,806)
Proceeds from issuance of notes payable	—	298,500	—	—	—	298,500
Payments made in connection with refinancing of notes payable	—	(6,777)	—	—	—	(6,777)
Payment for interest rate cap contract	—	(307)	—	—	—	(307)
Net cash provided by (used in) financing activities	—	3,952	(3,874)	(468)	—	(390)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	8,837	(385)	—	8,452
Cash, beginning of period	—	—	17,971	2,868	—	20,839
Cash, end of period	$—	$—	$26,808	$2,483	$—	$29,291

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are set forth in this Form 10-Q, including the factors described in Part II, Item 1A. “Risk Factors” and the following:

•                  our ability to successfully complete a capital restructuring in a timely manner;

•                  our liquidity and substantial doubt regarding our ability to continue as a going concern;

•                  overcapacity and competition in our markets;

•                  reductions, limitations and delays in reimbursement by third-party payors;

•                  contract renewals and financial stability of our customers;

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

Overview

All references to “we,” “us,” “our,” “our company,” “the Company” or “Holdings” in this Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “InSight” in this Form 10-Q mean our wholly owned subsidiary, InSight Health Services Corp., a Delaware corporation, and all entities owned or controlled by InSight Health Services Corp.

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 69% of our total revenues from MRI services during the nine months ended March 31, 2007, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound, lithotripsy and x-ray.

As of March 31, 2007, our network consists of 104 fixed-site centers and 109 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers.  Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We have two reportable segments: mobile operations and fixed operations.  Our mobile operations include 26 parked mobile facilities, each of which serves a single customer.  Our fixed operations include five mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 8 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

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

Executive Summary

As described in greater detail below, our business faces many challenges.  Some of these challenges are unique to our business, while other challenges are industry-wide.  Our revenues for the nine months ended March 31, 2007 decreased by approximately 6.6% as compared to the same period in the prior fiscal year.  Moreover, our costs of operations, corporate operating expenses and interest expense rose during the same period.  For the nine months ended March 31, 2007, our Adjusted EBITDA decreased approximately 25.2% as compared to the same period in the prior fiscal year (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below).  This 25.2% decline in Adjusted EBITDA was preceded by an approximate 19.3% decline in Adjusted EBITDA for the year ended June 30, 2006 compared to the year ended June 30, 2005.  This decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past eleven fiscal quarters.  We anticipate that this negative trend in Adjusted EBITDA will continue and will be exacerbated by the adverse effects of the Medicare reimbursement reductions with respect to PET and PET/CT rates and the Deficit Reduction Act of 2005, or DRA, as discussed in the subsection entitled “Reimbursement” below.

In the second quarter of fiscal 2007, we completed our annual evaluation of our goodwill and other intangible assets.  Because of our continued declining financial performance and deteriorating market conditions, we recorded an impairment charge related to our goodwill of approximately $29.6 million at our fixed reporting unit.  This was a significant component of our net loss of approximately $67.2 million for the nine months ended March 31, 2007.  The impairment charge is a reduction in the carrying value of goodwill at our fixed reporting unit.  The impairment charge is a non-cash charge and will not result in future capital expenditures.

We have attempted to implement, and will continue to develop and implement, various revenue enhancing and cost reduction initiatives; however, such initiatives have produced minimal improvements to date, and reversing our negative financial trend will be a significant challenge because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions by Medicare and other third-party payors.  Depending on the severity and duration of the anticipated negative trend in Adjusted EBITDA, we may (1) have difficulty funding our capital projects, (2) need to take additional impairment charges against our goodwill and other intangible assets, which represented approximately 27.9% of our consolidated assets as of March 31, 2007, and (3) be unable to service our indebtedness or fund our other liquidity needs.

In the second quarter of fiscal 2007, we reduced our overall labor force by 40 positions, which we expect will result in estimated annual savings of approximately $3.3 million.  Additionally, certain other open positions have been eliminated, which we expect will result in additional annual savings of approximately $2.4 million.  In connection with the reduction of our labor force, we recorded a severance charge of approximately $0.6 million in the second quarter of fiscal 2007.

We failed to make the semi-annual interest payment of approximately $9.6 million in the aggregate due May 1, 2007 on InSight’s outstanding $194.5 million in aggregate principal amount of 9 7/8% senior subordinated notes due 2011, or senior subordinated notes. Non-payment of interest due on the senior subordinated notes starts a 30-day grace period during which payment can be made before triggering (i) an event of default under the indenture for the senior subordinated notes and (ii) cross-default and acceleration of debt provisions under agreements governing our material indebtedness, including our revolving credit facility and InSight’s $300 million in aggregate principal amount of senior secured floating rate notes due 2011, or floating rate notes.

In November 2006, we engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives.  In March 2007, we announced an offer to exchange shares of Holdings’ common stock for up to $194.5 million aggregate principal amount of senior subordinated notes.  Our exchange offer contemplates that it can be consummated on an out-of-court basis or in connection with the filing of a prepackaged plan of bankruptcy under chapter 11 of the Bankruptcy Code. No accrued and unpaid interest, including, without limitation, the interest payment that became due and payable on May 1, 2007, will be paid with respect to (i) any senior subordinated notes that are accepted for exchange if the exchange offer is consummated on an out-of-court basis, and (ii) any senior subordinated notes if we consummate the prepackaged plan. We believe that we have received the necessary acceptances to confirm the prepackaged plan in the event that we choose to file a chapter 11 bankruptcy case and pursue confirmation of the prepackaged plan.   In the event that the conditions to the exchange offer are not satisfied, our board of directors will determine whether to seek the confirmation of the prepackaged plan. We expect that the board of directors would vote to seek the confirmation of the prepackaged plan unless an intervening event occurred that would render pursuit of a chapter 11 case inconsistent with its fiduciary duties.  If, however, we are unsuccessful in completing the exchange offer, either on an out-of-court basis or in connection with the filing of a prepackaged plan, we may determine to proceed with one or more of the following alternative approaches: (i) sell all or a portion of our business; (ii) enter into a different negotiated settlement with holders of all or a portion of our indebtedness; or (iii) pursue a different plan of reorganization to restructure all or a portion of our indebtedness under chapter 11 of the Bankruptcy Code.  Because of these uncertainties and alternative approaches described above, there is substantial doubt about our ability to continue as a going concern.

Acquisition and Dispositions

In March 2006, we purchased a majority ownership interest in a joint venture that operates an MRI fixed-site center in San Ramon, California.  The purchase price was approximately $2.3 million, net of cash acquired.

In February 2007, we closed a fixed-site center in Hammonton, New Jersey, which resulted in no financial statement impact.  In January 2007, we sold a fixed-site center in Indianapolis, Indiana for approximately $1.1 million.  In September 2006, we closed two fixed-site centers in Encino, California and Clarksville, Indiana, resulting in charges of approximately $0.1 million and $0.2 million, respectively.  In June 2006, we closed a fixed-site center in Bala Cynwyd, Pennsylvania, resulting in a charge of approximately $0.3 million.  In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut, which resulted in a $1.0 million loss in associated goodwill.  Also in

December 2005, we closed two fixed-site centers in Chicago, Illinois and Coraopolis, Pennsylvania.  In August 2005, we closed a fixed-site center in Lemont, Illinois.

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

Under Medicare’s prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs. Each year the Centers for Medicare and Medicaid Services, or CMS, publish new APC rates that are determined in accordance with the promulgated methodology. Multi-modality and certain fixed-site centers which are freestanding and not hospital-based facilities are not directly affected by OPPS.

Under the final rule for OPPS issued in November 2006, but effective January 1, 2007, technical fees for PET and PET/CT were reduced.  The national rate for PET changed from $1,150 to $850 per scan and the national rate for PET/CT changed from $1,250 to $950 per scan.  Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT mobile customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

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

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Part B fee schedule.  CMS proposed phasing in this rate reduction over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, pursuant to final regulations released in November 2006, CMS did not implement the second phase of the rate reduction in 2007.

The DRA was signed into law by President Bush in February 2006.  The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule.  These reductions became effective on January 1, 2007.  We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations.  For our fiscal year ended June 30, 2006, Medicare revenues represented approximately $34.0 million, or approximately 11% of our total revenues for such period.  We believe that the DRA reimbursement reduction decreased our patient services revenues by approximately $1.8 million during the quarter ended March 31, 2007.  We expect to experience comparable decreases in our Medicare revenues for each of the remaining three calendar quarters of 2007.  While there are active and ongoing efforts to modify or otherwise mitigate the financial impact of the DRA on radiology services, we currently do not anticipate that these efforts will be materially successful.

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

We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, we have entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services on an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.

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

The following illustrates our payor mix based on revenues for the nine months ended March 31, 2007 (unaudited):

Payor	Percent of Total Revenues
Hospitals, physician groups, and other healthcare providers (1)	46%
Managed care and insurance	37%
Medicare	11%
Medicaid	2%
Workers’ compensation	2%
Other, including self-pay patients	2%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of March 31, 2007, our days sales outstanding for trade accounts receivables on a net basis was 56 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of March 31, 2007 is as follows (amounts in thousands):

		Current	30 days	60 days	90 days	and older	Total
		(unaudited)
	Hospitals, physician groups and other healthcare providers	$11,194	$4,677	$1,474	$657	$906	$18,908
	Managed care and insurance	19,392	9,019	5,360	2,708	13,262	49,741
	Medicare/Medicaid	6,525	1,868	1,236	647	4,172	14,448
	Workers’ compensation	1,178	831	548	481	2,312	5,350
	Other, including self-pay patients	618	169	(103)	124	144	952
	Trade accounts receivables	38,907	16,564	8,515	4,617	20,796	89,399

Less:	Allowances for professional fees	(4,224)	(1,683)	(1,010)	(584)	(2,846)	(10,347)
	Allowances for contractual adjustments	(13,367)	(5,038)	(3,067)	(175)	(1,528)	(23,175)
	Allowances for doubtful accounts	(35)	(10)	—	(1,971)	(10,262)	(12,278)
	Trade accounts receivables, net	$21,281	$9,833	$4,438	$1,887	$6,160	$43,599

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

Results of Operations

The following table sets forth certain condensed historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	67.6	63.8	66.7	65.7
Provision for doubtful accounts	1.9	1.7	1.9	1.9
Equipment leases	1.9	1.0	2.5	1.0
Depreciation and amortization	20.2	20.8	19.1	21.6
Total costs of operations	91.6	87.3	90.2	90.2

Gross profit	8.4	12.7	9.8	9.8

CORPORATE OPERATING EXPENSES	(7.8)	(7.1)	(7.9)	(7.4)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.2	1.0	1.3	0.9

INTEREST EXPENSE, net	(19.0)	(16.2)	(19.3)	(16.6)

GAIN ON REPURCHASE OF NOTES PAYABLE	—	1.3	—	—

LOSS ON DISSOLUTION OF PARTNERSHIP	—	(0.4)	—	—

IMPAIRMENT OF GOODWILL	(13.7)	—	—	—

Loss before income taxes	(30.9)	(8.7)	(16.1)	(13.3)

PROVISION FOR INCOME TAXES	0.2	1.4	0.2	1.4

Net loss	(31.1)%	(10.1)%	(16.3)%	(14.7)%

The following table sets forth historical revenues by segment for the periods indicated (amounts in thousands):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Fixed operations	$135,094	$144,135	$43,921	$47,968
Mobile operations	80,609	86,772	26,144	28,592
Total	$215,703	$230,907	$70,065	$76,560

Nine months ended March 31, 2007 and 2006

Revenues:  Revenues decreased approximately 6.6% from approximately $230.9 million for the nine months ended March 31, 2006, to approximately $215.7 million for the nine months ended March 31, 2007. This decrease was due to lower revenues from our fixed operations (approximately $9.0 million) and from our mobile operations (approximately $6.2 million). Revenues from our fixed and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the nine months ended March 31, 2007.

Revenues from our fixed operations decreased approximately 6.2% from approximately $144.1 million for the nine months ended March 31, 2006, to approximately $135.1 million for the nine months ended March 31, 2007. This decrease was due primarily to (1) lower revenues from our existing fixed-site centers (approximately $6.7 million, which amount includes approximately $1.8 million as a result of the DRA); and (2) the loss of revenues from the centers we sold or closed during fiscal 2007 and 2006 (approximately $5.1 million), partially offset by (1) higher revenues from changes in payment arrangements with certain radiologists discussed above (approximately $2.0 million) and (2) revenues from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.8 million).  Revenues from our existing fixed-site centers decreased because of (1) lower procedure volume (approximately 2%) as a result of the negative trends discussed above and (2) a decline in our average reimbursement from payors (approximately 5%).  Revenues will continue to be adversely affected by the negative trends discussed above.

Revenues from our mobile operations decreased approximately 7.1% from approximately $86.8 million for the nine months ended March 31, 2006, to approximately $80.6 million for the nine months ended March 31, 2007. This decrease was partially due to (1) lower revenues from our existing mobile facilities (approximately $5.8 million) and (2) loss of revenues from a mobile lithotripsy partnership we dissolved during the second quarter of fiscal 2006 (approximately $0.4 million).  Revenues from our existing mobile facilities decreased because of lower MRI and lithotripsy revenues.  Revenues have been and will continue to be adversely affected by the negative trends discussed above.

Approximately 55% of our total revenues were generated from patient services revenues for the nine months ended March 31, 2007.  All patient services revenues were earned from our fixed operations for the nine months ended March 31, 2007.  Approximately 45% of our total revenues for the nine months ended March 31, 2007 were generated from contract services revenues. Contract services revenues for fixed and mobile operations represented approximately 17% and 83%, respectively, of total contract services revenues for the nine months ended March 31, 2007.

Costs of Operations:  Costs of operations decreased approximately 1.9% from approximately $201.6 million for the nine months ended March 31, 2006, to approximately $197.7 million for the nine months ended March 31, 2007. This decrease was due primarily to lower costs at our mobile operations (approximately $3.7 million) and our billing and other operations (approximately $0.2 million).  The decrease at our billing and other operations is due to lower amortization expense on our other intangible assets as a result of a reduction in their carrying value from an impairment charge taken during the fourth quarter of fiscal 2006, partially offset by higher salaries and benefits, primarily as a result of severance payments in connection with the consolidation of a billing office.

Costs of operations at our fixed operations remained unchanged at approximately $114.5 million for the nine months ended March 31, 2007 and 2006, respectively.  Costs of operations increased due to (1) higher costs at our existing fixed-site centers (approximately $2.7 million); (2) costs from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.8 million); (3) charges to close two fixed-site centers during the first quarter of fiscal 2007 (approximately $0.3 million); and (4) severance charges related to the reduction in labor force in the second quarter of fiscal 2007 discussed above (approximately $0.1 million), offset by the elimination of costs from the centers we sold or closed in fiscal 2007 and 2006 (approximately $3.9 million). The increase in costs at our existing fixed-site centers was primarily due to (1) higher payments to radiologists (approximately $2.0 million) discussed above; (2) higher equipment lease costs as a result of an increase in interim rentals (approximately $1.1 million); (3) higher equipment maintenance costs (approximately $0.6 million); (4) higher depreciation expense (approximately $0.4 million); and (5) higher occupancy costs (approximately $0.4 million), partially offset by (1) lower medical supply costs as a result of lower volumes and cost reduction initiatives throughout our fixed-site centers (approximately $0.7 million); (2) reduced minority interest expense as a result of lower earnings from our consolidated partnerships (approximately $0.5 million);  (3) reduced taxes, primarily property taxes (approximately $0.4 million); and (4) reduced insurance premium costs (approximately $0.2 million).

Costs of operations at our mobile operations decreased approximately 5.1% from approximately $73.1 million for the nine months ended March 31, 2006, to approximately $69.4 million for the nine months ended March 31, 2007. The decrease was due primarily to a reduction in costs at our existing mobile facilities (approximately $4.1 million), partially offset by severance charges related to the reduction in labor force in the second quarter of fiscal 2007 discussed above (approximately $0.4 million).  The reduction in costs at our existing mobile facilities was primarily caused by (1) lower depreciation expense (approximately $2.9 million); (2) lower salaries and benefits (approximately $1.7 million); (3) reduced travel and entertainment costs (approximately $0.4 million); (4) lower medical supply costs as a result of lower volumes and cost reduction initiatives (approximately $0.3 million); and (5) reduced insurance premium costs (approximately $0.2 million), partially offset by (1) higher equipment lease costs as a result of entering into more operating leases for PET/CT mobile facilities (approximately $0.9 million); (2) higher vehicle operation costs (approximately $0.7 million); and (3) bad debt expense (approximately $0.5 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 1.8% from approximately $16.4 million for the nine months ended March 31, 2006, to approximately $16.7 million for the nine months ended March 31, 2007.  The increase was due primarily to (1) higher sales and marketing costs and (2) higher legal and accounting costs, partially offset by the elimination of costs from a national sales meeting in the first quarter of fiscal 2006.

Interest Expense, net:  Interest expense, net increased approximately 9.1% from approximately $37.5 million for the nine months ended March 31, 2006, to approximately $40.9 million for the nine months ended March 31, 2007.  The increase was due primarily to higher interest rates on our variable rate indebtedness.

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

Impairment of Goodwill:  During the second quarter of fiscal 2007 we recorded a non-cash goodwill impairment charge of approximately $29.6 million.  This charge is a reduction in the carrying value of goodwill for our fixed reporting unit.  See Note 5 to our unaudited condensed consolidated financial statements, which are a part of this Form 10-Q.

Provision for Income Taxes:  Provision for income taxes decreased from approximately $3.3 million for the nine months ended March 31, 2006, to approximately $0.5 million for the nine months ended March 31, 2007.  The provision for income taxes for the nine months ended March 31, 2007 is primarily related to estimated state income taxes.  The provision for income taxes for the nine months ended March 31, 2006 included a provision for state income taxes (approximately $0.2 million) and a provision to increase our deferred tax liability due to goodwill amortization recorded on a tax basis (approximately $3.1 million).  The exchange offer and whether it is consummated on an out-of-court basis or in connection with the filing of a prepackaged plan of reorganization may affect our future provisions (or benefits) for income taxes.

Three months ended March 31, 2007 and 2006

Revenues:  Revenues decreased approximately 8.5% from approximately $76.6 million for the three months ended March 31, 2006, to approximately $70.1 million for the three months ended March 31, 2007. This decrease was due to lower revenues from our fixed operations (approximately $4.1 million) and from our mobile operations (approximately $2.4 million). Revenues from our fixed and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the three months ended March 31, 2007.

Revenues from our fixed operations decreased approximately 8.5% from approximately $48.0 million for the three months ended March 31, 2006, to approximately $43.9 million for the three months ended March 31, 2007. This decrease was due primarily to lower revenues from our existing fixed-site centers (approximately $3.3 million, which amount includes approximately $1.8 million as a result of the DRA); and (2) the loss of revenues from the centers we sold or closed during fiscal 2007 and 2006 (approximately $1.2 million), partially offset by (1) higher revenues from changes in payment arrangements with certain radiologists discussed above (approximately $0.2 million) and (2) revenues from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.2 million).  Revenues from our existing fixed-site centers decreased because of (1) lower procedure volume (approximately 2%) as a result of the negative trends discussed above and (2) a nominal decline in our average reimbursement from payors.  Revenues will continue to be adversely affected by the negative trends discussed above.

Revenues from our mobile operations decreased approximately 8.7% from approximately $28.6 million for the three months ended March 31, 2006, to approximately $26.1 million for the three months ended March 31, 2007. This decrease was primarily due to lower revenues from our existing mobile facilities.  Revenues from our existing mobile facilities decreased because of lower MRI and PET and PET/CT revenues.  Revenues have been and will continue to be adversely affected by the negative trends discussed above.

Approximately 55% of our total revenues were generated from patient services revenues for the three months ended March 31, 2007.  All patient services revenues were earned from our fixed operations for the three months ended March 31, 2007.  Approximately 45% of our total revenues for the three months ended March 31, 2007 were generated from contract services revenues. Contract services revenues for fixed and mobile operations represented approximately 17% and 83%, respectively, of total contract services revenues for the three months ended March 31, 2007.

Costs of Operations:  Costs of operations decreased approximately 8.4% from approximately $69.0 million for the three months ended March 31, 2006, to approximately $63.2 million for the three months ended March 31, 2007. This decrease was due primarily to (1) lower costs at our fixed operations (approximately $2.7 million); (2) lower costs at our mobile operations (approximately $2.4 million); and (3) lower costs at our billing and other operations

(approximately $0.7 million).  The decrease at our billing and other operations is due primarily to lower amortization expense on our other intangible assets as a result of a reduction in carrying value from an impairment charge taken during the fourth quarter of fiscal 2006.

Costs of operations at our fixed operations decreased approximately 6.8% from approximately $39.7 million for the three months ended March 31, 2006, to approximately $37.0 million for the three months ended March 31, 2007. This decrease was due primarily to (1) lower costs at our existing fixed-site centers (approximately $1.8 million) and  (2) the elimination of costs from the centers we sold or closed in fiscal 2007 and 2006 (approximately $1.1 million), partially offset by costs from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.2 million).  The decrease in costs at our existing fixed-site centers was primarily due to (1) lower salaries and benefits (approximately $0.6 million); (2) lower medical supply costs as a result of lower volumes and cost reduction initiatives throughout our fixed-site centers (approximately $0.4 million); (3) lower depreciation expense (approximately $0.3 million); (4) reduced minority interest expense as a result of lower earnings from our consolidated partnerships (approximately $0.2 million); (5) reduced bad debt expense (approximately $0.2 million);  and (6) reduced insurance premium costs (approximately $0.1 million), partially offset by (1) higher payments to radiologists (approximately $0.2 million) discussed above and (2) higher equipment lease costs (approximately $0.2 million) as a result of an increase in interim rentals.

Costs of operations at our mobile operations decreased approximately 9.9% from approximately $24.3 million for the three months ended March 31, 2006, to approximately $21.9 million for the three months ended March 31, 2007, due to a reduction in costs at our existing mobile facilities (approximately $2.4 million).  This reduction in costs was primarily caused by (1) lower depreciation expense (approximately $2.2 million); (2) lower salaries and benefits (approximately $0.7 million); (3) reduced travel and entertainment costs (approximately $0.2 million); (4) lower medical supply costs as a result of lower volumes and cost reduction initiatives (approximately $0.2 million); and (5) reduced insurance premium costs (approximately $0.1 million), partially offset by (1) higher equipment lease costs as a result of entering into more operating leases for PET/CT mobile facilities (approximately $1.0 million) and (2) higher vehicle operation costs (approximately $0.3 million).

Corporate Operating Expenses:  Corporate operating expenses decreased approximately 3.5% from approximately $5.7 million for the three months ended March 31, 2006, to approximately $5.5 million for the three months ended March 31, 2007.  The decrease was due primarily to (1) a reduction in salaries and benefits and (2) reduced consulting costs, partially offset by (1) increased sales and marketing costs and (2) increased legal and accounting costs.

Interest Expense, net:  Interest expense, net increased approximately 7.1% from approximately $12.7 million for the three months ended March 31, 2006, to approximately $13.6 million for the three months ended March 31, 2007. The increase was due primarily to higher interest rates on our variable rate indebtedness.

Provision for Income Taxes:  Provision for income taxes decreased from approximately $1.1 million for the three months ended March 31, 2006, to approximately $0.2 million for the three months ended March 31, 2007.  The provision for income taxes for the three months ended March 31, 2007 is primarily related to estimated state income taxes.  The provision for income taxes for the three months ended March 31, 2006 included a provision for state income taxes (approximately $0.1 million) and a provision to increase our deferred tax liability due to goodwill amortization recorded on a tax basis (approximately $1.0 million).  The exchange offer and whether it is consummated on an out-of-court basis or in connection with the filing of a prepackaged plan of reorganization may affect our future provisions (or benefits) for income taxes.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases.  We expect to fund future working capital and capital project requirements from net cash provided by operating activities, capital and operating leases, and our revolving credit facility.  Due to the severity and duration of the negative trend in our Adjusted EBITDA and Medicare reimbursement reductions, we anticipate that operating cash flow will continue to decline as well, which will result in:

•                  a reduction in the amounts available under our revolving credit facility, and therefore a decline in our borrowing base;

•                  difficulty funding our capital projects; and

•                  more stringent financing and leasing terms from equipment manufacturers and other financing resources.

In addition to the foregoing, the exchange offer will affect our short-term liquidity.  We estimate that if the exchange offer is consummated (1) on an out–of–court basis, we will incur approximately $19.4 million of costs, including approximately $9.7 million of professional fees and consent payments of approximately $9.725 million, and (2) in connection with the prepackaged plan of reorganization, we will incur approximately $14.0 million of costs, primarily related to professional fees.

Liquidity. During recent years, we have experienced many adverse market conditions and our financial performance has deteriorated.  We reported a net loss of approximately $210.2 million for the fiscal year ended June 30, 2006, and a net loss of approximately $67.2 million for the nine months ended March 31, 2007.  Though non-cash goodwill impairment charges constituted a significant component of both reported net losses, we have experienced, and expect to continue to experience, decreases in revenues and increases in cost of operations, corporate operating expenses and interest expense.  For the nine months ended March 31, 2007, the decrease in revenues and increases in costs and expenses were greater than we anticipated.

We failed to make the semi-annual interest payment of approximately $9.6 million in the aggregate due May 1, 2007 on the outstanding senior subordinated notes. Non-payment of interest due on the senior subordinated notes starts a 30-day grace period during which payment can be made before triggering (i) an event of default under the senior subordinated notes and (ii) cross-default and acceleration of debt provisions under agreements governing our material indebtedness, including the revolving credit facility and the floating rate notes.

In November 2006, we engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives.  In March 2007, we announced an offer to exchange shares of Holdings’ common stock for up to $194.5 million aggregate principal amount of senior subordinated notes.  Our exchange offer contemplates that it can be consummated on an out-of-court basis or in connection with the filing of a prepackaged plan of bankruptcy under chapter 11 of the Bankruptcy Code. No accrued and unpaid interest, including, without limitation, the interest payment that became due and payable on May 1, 2007, will be paid with respect to (i) any senior subordinated notes that are accepted for exchange if the exchange offer is consummated on an out-of-court basis, and (ii) any senior subordinated notes if we consummate the prepackaged plan. We believe that we have received the necessary acceptances to confirm the prepackaged plan in the event that we choose to file a chapter 11 bankruptcy case and pursue confirmation of the prepackaged plan.  If, however, we are unsuccessful in completing the exchange offer, either on an out-of-court basis or in connection with the filing of a prepackaged plan, we may determine to proceed with one or more of the following alternative approaches: (i) sell all or a portion of our business; (ii) enter into a different negotiated settlement with holders of all or a portion of our indebtedness; or (iii) pursue a different plan of reorganization to restructure all or a portion of our indebtedness under chapter 11 of the Bankruptcy Code.  Because of these uncertainties and alternative approaches described above, there is substantial doubt about our ability to continue as a going concern.

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to our floating rate notes, senior subordinated notes and revolving credit facility;

•                  capital projects;

•                  working capital requirements; and

•                  potential acquisitions.

There are no scheduled principal repayments on our floating rate notes and senior subordinated notes until 2011; however, our non-payment of interest on the senior subordinated notes (discussed above) could result in an event of default which would accelerate our principal repayment obligations on our indebtedness, including our floating rate notes, senior subordinated notes and borrowings under our revolving credit facility.

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

A summary of our cash flows is as follows (amounts in thousands):

	Nine Months Ended
	March 31,
	2007	2006
	(unaudited)
Net cash provided by operating activities	$11,232	$29,503
Net cash used in investing activities	(11,600)	(20,661)
Net cash used in financing activities	(6,688)	(390)

Net cash provided by operating activities was approximately $11.2 million for the nine months ended March 31, 2007 and resulted primarily from (1) the net loss before depreciation, amortization and impairment of goodwill and (2) an increase in accounts payable and accrued expenses (approximately $4.3 million), partially offset by a decrease in other current assets (approximately $1.0 million).  The increase in accounts payable and accrued expenses is primarily due to accrued interest and our annual insurance premium renewal.

Net cash used in investing activities was approximately $11.6 million for the nine months ended March 31, 2007 and resulted primarily from the purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $11.2 million).

Net cash used in financing activities was approximately $6.7 million for the nine months ended March 31, 2007 and resulted primarily from notes payable and capital lease payments and an increase in other assets primarily due to fees paid in connection with our restructuring efforts (approximately $2.5 million).

The following table sets forth our Adjusted EBITDA for the nine and three months ended March 2007 and 2006.  We define Adjusted EBITDA as our earnings before interest, taxes, depreciation and amortization excluding the gain on repurchase of notes payable, the loss on dissolution of partnership and impairment of goodwill.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to meet debt service, capital project and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from operations or other traditional indicators of operating performance and cash flow from operating activities or other traditional indicators of liquidity, in each case determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.  While Adjusted EBITDA is used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net cash provided by operating activities	$11,232	$29,503	$1,711	$6,268
Provision for income taxes	450	3,300	150	1,100
Interest expense, net	40,891	37,479	13,568	12,689
Amortization of debt issuance costs	(2,369)	(2,764)	(790)	(787)
Equity in earnings of unconsolidated partnerships	2,510	2,349	878	721
Distributions from unconsolidated partnerships	(2,131)	(2,871)	(591)	(1,313)
Net change in operating assets and liabilities	(3,306)	(721)	670	1,460
Net change in deferred income taxes	—	(3,100)	—	(1,000)

Adjusted EBITDA	$47,277	$63,175	$15,596	$19,138

Adjusted EBITDA decreased approximately 25.2% from approximately $63.2 million for the nine months ended March 31, 2006, to approximately $47.3 million for the nine months ended March 31, 2007.  This decrease was due primarily to (1) reductions in Adjusted EBITDA from our fixed operations (approximately $8.6 million) and our mobile operations (approximately $5.6 million); (2) an increase in costs at our billing and other operations (approximately $1.4 million); and (3) an increase in corporate operating expenses (approximately $0.3 million).

Adjusted EBITDA from our fixed operations decreased approximately 17.0% from approximately $50.5 million for the nine months ended March 31, 2006, to approximately $41.9 million for the nine months ended March 31, 2007.  This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $6.9 million); (2) the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2007 and 2006 (approximately $1.6 million); (3) charges to close two centers discussed above (approximately $0.3 million); and (4) severance charges discussed above (approximately $0.1 million), partially offset by Adjusted EBITDA from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.3 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues, including the reimbursement reductions from the DRA, and increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 15.3% from approximately $36.5 million for the nine months ended March 31, 2006, to approximately $30.9 million for the nine months ended March 31, 2007.  This decrease was due primarily to (1) the reduction in revenues discussed above; (2) severance charges discussed above (approximately $0.4 million); and (3) the elimination of Adjusted EBITDA from a mobile lithotripsy partnership we dissolved during the second quarter of fiscal 2006 (approximately $0.4 million), partially offset by the reduction in costs discussed above.

Adjusted EBITDA decreased approximately 18.3% from approximately $19.1 million for the three months ended March 31, 2006, to approximately $15.6 million for the three months ended March 31, 2007.  This decrease was due primarily to reductions in Adjusted EBITDA from our mobile operations (approximately $2.3 million) and fixed operations (approximately $1.5 million), partially offset by (1) a decrease in corporate operating expenses (approximately $0.2 million) and (2) a decrease in costs at our billing and other operations (approximately $0.1 million).

Adjusted EBITDA from our fixed operations decreased approximately 9.8% from approximately $15.3 million for the three months ended March 31, 2006, to approximately $13.8 million for the three months ended March 31, 2007.  This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $1.4 million) and (2) the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2007 and 2006 (approximately $0.2 million), partially offset by Adjusted EBITDA from a fixed-site center we purchased during the third quarter of fiscal 2006 (approximately $0.1 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues, including the reimbursement reductions from the DRA, offset by the reduction in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 18.7% from approximately $12.3 million for the three months ended March 31, 2006, to approximately $10.0 million for the three months ended March 31,

2007.  This decrease was due primarily to the reduction in revenues discussed above, partially offset by the reduction in costs discussed above.

Capital Projects:  As of March 31, 2007, we have committed to capital projects of approximately $7.4 million through September 2007, which includes the purchase of two MRI systems (approximately $3.6 million).  We expect to use either internally generated funds or capital or operating leases to finance the acquisition of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.  If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes, Senior Subordinated Notes and Revolving Credit Facility:  Through InSight, we have outstanding $300 million aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  The floating rates notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their real property, accounts receivables and related assets, cash accounts related to receivables and certain other assets.  In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.  The floating rate notes are redeemable at our option at specific prices depending on the date of redemption.

If the exchange offer described above is consummated without the filing of a prepackaged plan, certain holders of senior subordinated notes have committed that they will purchase from us $9.9 million of aggregate principal amount of our floating rate notes due 2011.  Such notes would be issued at 80% of their principal amount, or $7.92 million in cash, and would be entitled to customary registration rights and other terms consistent with our original issuance floating rate notes.  We would use the cash proceeds from such issuance to pay a portion of the $9.725 million consent payment we are currently proposing to make to holders of senior subordinated notes under the current terms of the exchange offer.  The issuance of such floating rate notes would be at our option, but we would not be permitted to issue additional floating rate notes to other parties for a period of six months following the closing of the exchange offer without first issuing the $9.9 million of aggregate principal amount of floating rate notes to these holders of senior subordinated notes on the terms described above.

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  As of March 31, 2007, the fair value of the interest rate cap contract was approximately $0.3 million.

In addition to the indebtedness under the floating rate notes, through InSight, we have outstanding $194.5 million aggregate principal amount of senior subordinated notes.  The senior subordinated notes mature in November 2011, bear interest at 9.875% per annum, payable semi-annually and are redeemable at our option at specific prices depending on the date of redemption.

Through InSight, we also have an asset-based revolving credit facility of up to $30 million.  As of March 31, 2007, we had approximately $26.5 million of availability under the revolving credit facility, based on our borrowing base; however, the revolving credit facility contains a fixed charge coverage covenant that we would be required to meet if our eligible borrowing base (net of outstanding borrowings) plus eligible cash falls below $15 million, leaving our effective availability at $11.5 million.  As of April 30, 2007, we would be unable to meet this fixed charge coverage covenant, and we expect to be unable to meet this covenant in the foreseeable future.  On April 30, 2007, we borrowed $7.0 million under the revolving credit facility, which reduced our effective availability to $4.5 million. As of April 30, 2007, there were letters of credit of approximately $2.6 million outstanding, of which $2.0 million are cash collateralized under the revolving credit facility.  Borrowings under the revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  We are required to pay an unused facility fee of 0.50% per annum, payable quarterly, on unborrowed amounts on the revolving credit facility.

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

The agreements governing our revolving credit facility, floating rate notes and senior subordinated notes contain restrictions on additional borrowing, capital projects, asset sales, dividend payments and certain other covenants.  As of March 31, 2007, we were in compliance with these agreements.  The agreements governing our revolving credit facility and floating rate notes restrict our ability to prepay other indebtedness, including the senior subordinated notes.

On March 15, 2007, we entered into a letter agreement with the lenders and administrative agent under our existing revolving credit facility that permits us to consummate the exchange offer and consent solicitation. On May 1, 2007, we entered into a letter agreement with the lenders and administrative agent under our existing revolving credit facility which, among other things, (i) permits us to incur and pay the consent payments that are payable to certain holders of the senior subordinated notes under the terms provided in the exchange offer, (ii) permits us to issue additional floating rate notes to finance the payment of such consent payments, (iii) waives until May 31, 2007 the event of default under our existing revolving credit facility arising from our failure to pay the interest payment on the senior subordinated notes that was due on May 1, 2007 and (iv) modifies the material adverse effect representation in our existing revolving credit facility to exclude events that have been previously disclosed in our filings with the SEC.

We believe that, in the event that we were to pursue the exchange offer in connection with the filing of the prepackaged plan, our existing revolving credit facility would be inadequate for the implementation of the prepackaged plan. As a result, we entered into a commitment letter with our existing lender whereby our existing lender has agreed to provide us with debtor-in-possession financing while we are in bankruptcy, subject to the terms and conditions specified in such commitment letter. We expect to complete the debtor-in-possession financing contemporaneously with the filing of the prepackaged plan. We have also begun preliminary discussions with our existing lender and other institutional lenders for the provision of a multi-year revolving credit facility that will be effective upon our exit from bankruptcy.

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

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  As of March 31, 2007, the fair value of the interest rate cap contract was approximately $0.3 million.  The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations.  The counterparty to the contract is a major financial institution and we expect the counterparty to be able to perform its obligations under the contract.

Our future earnings and cash flows are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of March 31, 2007, and after giving effect to our interest rate cap contract discussed above, a 1% increase or decrease in interest rates on our $299.1 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.0 million and $3.0 million, respectively.  The weighted average interest rate on our floating rate debt as of March 31, 2007 was approximately 10.6%.

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

ITEM 4.                             CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1A.     RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of debt, which requires significant interest and principal payments.  As of March 31, 2007, we had total indebtedness of approximately $500.9 million.  In addition, subject to the limits contained in the indenture governing our floating rate notes and our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•                  making it more difficult for us to satisfy our obligations with respect to the floating rate notes, the senior subordinated notes and our other debt;

•                  limiting our ability to obtain additional financing to fund future working capital, capital projects, acquisitions or other general corporate requirements;

•                  requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•                  increasing our vulnerability to general adverse economic and industry conditions;

•                  limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•                  placing us at a competitive disadvantage compared to our competitors that have less debt; and

•                  increasing our cost of borrowing.

We may be unable to service our debt.

Our ability to make scheduled payments on or to refinance our obligations with respect to our debt, including, but not limited to, the floating rate notes and senior subordinated notes, will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including, but not limited to, the senior subordinated and floating rate notes, or to fund our other liquidity needs.

If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity, including, but not limited to, the senior subordinated and floating rate notes, or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any restructuring or refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

There is substantial doubt about our ability to continue as a going concern. If we are unable to maintain a sufficient level of liquidity or if we are unsuccessful in completing the exchange offer, we may determine to proceed with one or more of the following alternative approaches: (i) sell all or a portion of our business; (ii) enter into a different negotiated settlement with holders of all or a portion of our indebtedness; and/or (iii) pursue a different plan of reorganization to restructure all or a portion of our indebtedness under chapter 11 of the Bankruptcy Code. Any of these alternative approaches will require the consent or waiver of our existing revolving credit facility provider.  Additional information regarding our liquidity and the substantial doubt as to our ability to continue as a going concern and our announced exchange offer is included in “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and Note 2 to our unaudited condensed consolidated financial statements, which is a part of this Form 10-Q.

We failed to make the semi-annual interest payment of approximately $9.6 million in the aggregate due May 1, 2007 on the outstanding senior subordinated notes. Non-payment of interest due on the senior subordinated notes starts a 30-day grace period during which payment can be made before triggering (i) an event of default under the senior subordinated notes and (ii) cross-default and acceleration of debt provisions under agreements governing our material indebtedness, including the revolving credit facility and the floating rate notes. No accrued and unpaid interest, including, without limitation, the interest payment that became due and payable on May 1, 2007, will be paid with respect to (i) any senior subordinated notes that are accepted for exchange if the exchange offer is consummated on an out-of-court basis, and (ii) any senior subordinated notes if we consummate the prepackaged plan.

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

We may not have sufficient funds to purchase all outstanding senior subordinated notes and floating rate notes and our other debt upon a change of control.

Upon a change of control, we will be required to make an offer to purchase all outstanding senior subordinated notes and floating rates notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements. However, we cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required repurchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the senior subordinated note and floating rate note indentures, and potentially, other debt.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of March 31, 2007 of approximately $122.3 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of March 31, 2007 of approximately $95.4 million.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  The value of these intangible assets will continue to depend significantly upon the success of our business as a going concern and the growth in future cash flows.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

The condition of our assets will likely deteriorate during any period of financial distress preceding a sale of our assets.  In addition, much of our assets consist of illiquid assets that may have to be sold at a substantial discount in an insolvency situation.  Accordingly, the proceeds of any such sale of our assets may not be sufficient to satisfy, and may be substantially less than, amounts due to our creditors.

Rises in interest rates could adversely affect our financial condition and results of operations.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At March 31, 2007, approximately 59.7% of our indebtedness was variable rate indebtedness; however, in January 2006, we entered into a two-year interest rate cap contract with a notional amount of $100 million.  During the two-year term of this contract our exposure on variable rate indebtedness is reduced by $100 million, or to approximately 39.7%.  Increases in interest rates would also impact the refinancing of our fixed rate indebtedness.  If interest rates are higher when our fixed rate indebtedness becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the nine months ended March 31, 2007, we derived approximately 55% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers on whom we depend for approximately 45% of our revenues generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

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

As a result of the various factors that affect our industry generally and our business specifically, we may from time to time be required to record charges in our results of operations.  For example, we recorded non-cash impairment charges related to our goodwill and other intangible assets of approximately $29.6 million and $190.8 million during the nine months ended March 31, 2007 and fiscal year ended June 30, 2006, respectively.  Depending on the severity of our anticipated negative financial trends, we may (1) have difficulty funding our capital projects, and (2) need to take additional impairment charges against our goodwill and other intangible assets, which represented approximately 27.9% of our consolidated assets as of March 31, 2007.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depends on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts or renew these contracts on favorable terms.  For our mobile facilities, we generally enter into contracts with hospitals having one-to-five year terms.  A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 81% for the nine months ended March 31, 2007.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  Although the reductions in reimbursement under the Medicare Part B fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our contract services revenues, non-renewal of several contracts on favorable terms or at all could have a significant negative impact on our financial condition and results of operations.

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

RISKS INCORPORATED BY REFERENCE INTO THIS FORM 10-Q

In addition to the foregoing risk factors, you should read and consider the risks related to (i) the exchange offer, (ii) the prepackaged plan of reorganization, (iii) the issuance of our common stock in connection with the exchange offer and the prepackaged plan of reorganization, and (iv) our relationships with stockholders, affiliates and related parties.  These risks can be found on pages 20, 21, 22, 25, 26, 27, 28, 29, 30 and 37 in our Registration Statement on Form S-4, which was filed with the SEC on March 16, 2007, and such risks are incorporated by reference into this Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 21, 2007, we commenced an offer to exchange shares of Holdings common stock for $194.5 million aggregate principal amount of senior subordinated notes.  Concurrently with the exchange offer, we are seeking the consent of holders of senior subordinated notes to amend certain of the terms of the indenture governing the senior subordinated notes to remove substantially all material affirmative and negative covenants, other than the obligation to pay principal and interest on the senior subordinated notes, set forth therein.  The exchange offer and consent solicitation have been extended to 11:59 p.m., New York City time, on May 16, 2007, unless further extended.  We also solicited acceptances and rejections of an initial prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code.  The voting deadline for acceptance of an initial prepackaged plan of reorganization with respect to holders of senior subordinated notes expired at 11:59 p.m., New York City time, on April 19, 2007.  The vote for the initial prepackaged plan was as follows:

Votes to Accept the Prepackaged Plan		Votes to Reject the Prepackaged Plan
Number of Holders	Aggregate Principal Amount	Number of Holders	Aggregate Principal Amount
41	$108,133,000	3	$3,100,000

The foregoing reflects (1) abstention from holders of approximately $33.3 million in aggregate principal amount of senior subordinated notes, and (2) the elimination of three ballots, representing approximately $50.0 million in aggregate principal amount of senior subordinated notes, by a holder and its affiliated entities that were cast to reject the initial prepackaged plan but, subsequent to the voting deadline, such holder and its affiliated entities agreed to withdraw such votes.  We believe that (i) the votes on the initial prepackaged plan will be counted as votes on the prepackaged plan, and (ii) we have received the necessary acceptances from holders of senior subordinated notes to confirm the prepackaged plan in the event that we choose to file a chapter 11 bankruptcy case and pursue confirmation of the prepackaged plan.  The final determination of whether the acceptances of the prepackaged plan by holders of senior subordinated notes are sufficient to confirm the prepackaged plan will be made by a bankruptcy court.

Concurrently, with the solicitation of acceptance and rejections of the initial prepackaged plan of reorganization from the holders of senior subordinated notes, we solicited acceptances and rejections of such plan from each holder of our common stock.  The initial voting deadline for acceptance of an initial prepackaged plan of reorganization with respect to holders of our common stock expired at 11:59 p.m., New York City time, on April 19, 2007.  Holders of 5,468,764 shares of our common stock voted for acceptance of the initial prepackaged plan, a holder of 50 shares of our common stock abstained from voting on the initial prepackaged plan, and no holder of our common stock voted against the prepackaged plan.  Subsequent to the initial voting deadline, we modified the initial prepackaged plan in a manner that substantially reduces the recovery to the holders of our common stock.  As a result, during the fourth quarter of our 2007 fiscal year, we resolicited the vote of each holder of our common stock on the prepackaged plan.  The new voting deadline for acceptances or rejections of the prepackaged plan of reorganization with respect to holders of our common stock is at 5:00 p.m., New York City time, on May 29, 2007.  We intend to disclose the results of such vote in future SEC filings.

ITEM 6.      EXHIBITS

10.19           Letter agreement, dated March 15, 2007, by and among InSight, its wholly owned subsidiaries named therein, the lenders named therein, and Bank of America, N.A., as collateral and administrative agent, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2007.

10.20           Form of lockup agreement between the Company and beneficial holders of senior subordinated notes, previously filed and incorporated by reference from the Company’s Registration Statement on Form S-4, filed with the SEC on February 16, 2007.

10.21           Form of lockup agreement between the Company and beneficial holders of senior subordinated notes, filed herewith.

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

99.1             Risk factors related to (i) the exchange offer, (ii) the prepackaged plan of reorganization, (iii) the issuance of the Company’s common stock in connection with the exchange offer and the prepackaged plan of reorganization, and (iv) the Company’s relationships with stockholders, affiliates and related parties, on pages 20, 21, 22, 25, 26, 27, 28, 29, 30 and 37 of the Company’s Registration Statement on Form S-4, filed with the SEC on March 16, 2007, previously filed and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2007
INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)
	By:	/s/Bret W. Jorgensen
Bret W. Jorgensen
President and Chief Executive
Officer and Director
(Principal Executive Officer)
	By:	/s/Mitch C. Hill
Mitch C. Hill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.19

Letter agreement, dated March 15, 2007, by and among InSight, its wholly owned subsidiaries named therein, the lenders named therein, and Bank of America, N.A., as collateral and administrative agent, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2007.

10.20

Form of lockup agreement between the Company and beneficial holders of senior subordinated notes, previously filed and incorporated by reference from the Company’s Registration Statement on Form S-4, filed with the SEC on February 16, 2007.

10.21	Form of lockup agreement between the Company and beneficial holders of senior subordinated notes, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1

Risk factors related to (i) the exchange offer, (ii) the prepackaged plan of reorganization, (iii) the issuance of the Company’s common stock in connection with the exchange offer and the prepackaged plan of reorganization, and (iv) the Company’s relationships with stockholders, affiliates and related parties, on pages 20, 21, 22, 25, 26, 27, 28, 29, 30 and 37 of the Company’s Registration Statement on Form S-4, filed with the SEC on March 16, 2007, previously filed and incorporated by reference herein.