Form 10-K
period 2007-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2007-09-21
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of August 31, 2007 (based on the closing price for the common stock on the Over-The-Counter Bulletin Board on that date) was $35,500,818.

Indicate  by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒ No  ☐

The number of shares outstanding of the Registrant’s common stock as of August 31, 2007 was 8,644,444.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.          BUSINESS

OVERVIEW

All references to “we,” “us,” “our”, “our company” or “the Company” in this annual report on Form 10-K, or Form 10-K, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” in this Form 10-K mean InSight Health Services Holdings Corp. by itself. All references to “InSight” in this Form 10-K mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself.

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 69% of our total revenues from MRI services during the year ended June 30, 2007, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound, lithotripsy and x-ray.

As of June 30, 2007, our network consists of 101 fixed-site centers and 112 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance. We do not engage in the practice of medicine. We have two reportable segments: mobile operations and fixed operations. Our mobile operations include 20 parked mobile facilities, each of which serves a single customer. Our fixed operations include five mobile facilities as part of our fixed operations in Maine. Certain financial information regarding our reportable segments is included in Note 17 to our consolidated financial statements, which are a part of this Form 10-K.

Historically, we pursued a strategy that was largely focused on growth through the acquisition of imaging businesses in various parts of the country. More recently, we began the process of implementing a strategy based on core markets. A core market strategy may allow us more operating efficiencies and synergies than are available in a nationwide strategy. A core market will be based on many factors and not just the number of fixed-site centers or mobile facilities in an area. Other factors would include, without limitation, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions. We expect that this strategy will result in us exiting some markets while increasing our presence in others, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers. As discussed below, our board of directors was recently reconfigured with five new members. Our management is reviewing and analyzing with our board of directors our core market strategy. As a result, we may determine to continue with such strategy, modify such strategy or identify an alternate strategy.

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

Reorganization

In November 2006, we engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives. In March 2007, we announced an offer to exchange shares of Holdings’ common stock for up to $194.5 million aggregate principal amount of InSight’s 9.875% senior subordinated notes due 2011, or senior subordinated notes. The exchange offer initially provided for consummation on an out-of-court basis or in connection with the filing of a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code. On May 29, 2007, Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700). The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business. On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code. The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007, or the effective date.

On August 1, 2007, pursuant to the exchange offer and the plan of reorganization, all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled, and the following distributions were made (after giving effect to a 1 for 6.326392 reverse stock split of Holdings’ common stock):

•                  Holders of InSight’s senior subordinated notes received 7,780,000 shares of newly issued Holdings’ common stock, which represented 90% of all shares of Holdings’ common stock outstanding after consummation of the plan of reorganization.

•                  Holders of Holdings’ common stock prior to the effective date received 864,444 shares of newly issued Holdings’ common stock, which represented 10% of all shares of Holdings’ common stock after consummation of the plan of reorganization.

Holdings’ common stock is listed on the Over-The-Counter Bulletin Board under the symbol “ISGT”.

The plan of reorganization provided for the assumption of substantially all executory contracts and unexpired leases; provided, however, we did terminate (i) the management agreement with J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and (ii) the stockholders agreement with holders of Holdings’ common stock and stock options. Pursuant to the plan of reorganization, the boards of directors of Holdings and InSight were reconfigured, and five of the directors of each board were designated by an ad hoc committee of holders of senior subordinated notes, one was designated by the holders of Holdings’ common stock prior to the effective date, and Bret W. Jorgensen, the President and Chief Executive Officer of Holdings and InSight, remained a director. Additional information regarding the new board of directors is set forth below in Part III of this Form 10-K.

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service and long-term liquidity. As a result, we believe this reorganization has improved our ability to compete in our industry, although we continue to operate with significant leverage and face the industry challenges of overcapacity and reimbursement reductions by Medicare and other third-party payors.

On August 1, 2007, we implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or SOP 90-7. The provisions of fresh-start reporting require that we revalue our assets and liabilities to fair value, reestablish stockholders’ equity using the reorganized value established in connection with the plan of reorganization, and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. As a result of the adoption of SOP 90-7, we are reviewing the fair value of our assets and liabilities and expect that we will be required to adjust the value of some of our assets and liabilities. We expect that the implementation of fresh-start reporting under SOP 90-7 will have a material effect on our consolidated financial statements. As a result, our consolidated financial statements published for periods following the effectiveness of the plan of reorganization on August 1, 2007, will not be comparable to our consolidated financial statements published before the effectiveness of the plan and included elsewhere in this Form 10-K. See Note 20 to our consolidated financial statements, which are a part of this Form 10-K.

Fixed-Site Business

Our fixed-site centers provide a full spectrum of diagnostic imaging services to patients, physicians, insurance payors and managed care organizations. Of our 101 fixed-site centers, 56 offer MRI services exclusively and two offer either PET or PET/CT exclusively. Our remaining 43 fixed-site centers are multi-modality sites typically offering MRI and one or more of PET, CT, x-ray, mammography, ultrasound, nuclear medicine, bone densitometry and nuclear cardiology. Diagnostic services are provided to a patient upon referral by a physician. Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations. Our fixed-site centers provide the equipment and technologists for the procedures, contract with radiologists to interpret the procedures, and bill payors directly. We have more than 1,000 managed care contracts with managed care organizations at our fixed-site centers. These managed care contracts often last for a period of multiple years because (1) they do not have specific terms or specific termination dates or (2) they contain annual “evergreen” provisions that provide for the contract to automatically renew unless either party terminates the contract.

In addition to our independent facilities, we enter into joint ventures with hospitals, pursuant to which the hospital outsources its radiology function (primarily MRI) to us and we then install the appropriate imaging equipment on the hospital campus. Joint ventures are attractive to hospitals that lack the resources, management expertise or patient volume to provide their own imaging services or require incremental capacity. Joint ventures with hospitals provide us with partners capable of generating significant inpatient procedure volumes through fixed-site centers. Furthermore, our joint ventures allow us to charge a management and billing fee for supporting the day-to-day operations of the jointly owned centers. Joint ventures with radiology groups provide us with partners that have established relationships in the fixed-site center’s surrounding community.

Mobile Business

Hospitals can access our diagnostic imaging technology through our network of 112 mobile facilities. We currently have contracts with more than 300 hospitals, physician groups and other healthcare providers. We enable hospitals, physician groups and other healthcare providers to benefit from our imaging equipment without investing their own capital directly. Interpretation services are generally provided by the hospital’s radiologists or physician groups and not by us.

After reviewing the needs of our customers, route patterns, travel times, fuel costs and equipment utilization, our field managers implement planning and route management to maximize the utilization of our mobile facilities while controlling the costs to transport the mobile facilities from one location to another. Our mobile facilities are scheduled for as little as one-half day and up to seven days per week at any particular site. We generally enter into one to five year-term contracts with our mobile customers under which they assume responsibility for billing and collections. We are paid directly by our mobile customers on a contracted amount for our services, regardless of whether they are reimbursed.

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

BUSINESS DEVELOPMENT

Our objective is to be a leading provider of diagnostic imaging services in our core markets. Our efforts are focused on two components.

First, we intend to maximize utilization of our existing facilities by:

•                  broadening our physician referral base and generating new sources of revenues through selective marketing activities;

•                  focusing our marketing efforts on attracting additional managed care customers;

•                  emphasizing quality of care and convenience to our customers; and

•                  expanding current imaging applications of existing modalities to increase overall procedure volume.

Second, we intend to implement our core market strategy by:

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

Stark and State Physician Self-referral Laws: The federal Physician Self-Referral or “Stark” Law prohibits a physician from referring Medicare patients for certain “designated health services” to an entity with which the physician (or an immediate family member of the physician) has a financial relationship unless an exception applies. In addition, the receiving entity is prohibited from billing for services provided pursuant to the prohibited referral.

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

The federal Stark Law prohibition is expansive, and its statutory language and implementing regulations are ambiguous. Consequently, the statute has been difficult to interpret. In 1995, the Centers for Medicare and Medicaid Services, or CMS, published final regulations interpreting the Stark prohibition as applied to clinical laboratory services. In 2001, CMS published Phase I of the final Stark regulations relating to all designated health services (including clinical laboratory services) which went into effect in January 2002. On March 26, 2004, CMS published Phase II of the final Stark regulations which became effective in July 2004. Phase II included some additional regulatory exceptions and definitions providing more flexibility in some areas and more specificity in others, but did not extend designated health services to PET or nuclear medicine. In November 2005, CMS published final regulations that designated PET, PET/CT and nuclear medicine as designated health services under Stark Law but delayed implementation until January 1, 2007. On September 5, 2007, CMS published Phase III of the final Stark regulations to be effective on December 4, 2007. Phase III modified certain definitions under the regulations and amended certain existing exceptions in an effort to provide further clarification and respond to industry comments. In addition to the publication of Phase III, on July 2, 2007, as part of the Medicare Physician Fee Schedule Proposed Rule, CMS published additional proposed changes to the Stark regulations and solicited comments on a number of issues. The earliest these proposed rules could take effect is January 1, 2008; however, it is not certain that all or even some of these proposed changes to the Stark regulations will become final.

With each set of regulations, CMS’s interpretation of the statute has evolved. This has resulted in considerable confusion concerning the scope of the referral prohibition and the requirements of the various exceptions. It is noteworthy, however, that CMS has taken the position that the Stark Law is self-effectuating and does not require implementing regulations. Thus, the government believes that physicians and others must comply with the Stark Law prohibitions regardless of the state of the regulatory guidance.

The Stark Law does not directly prohibit referral of Medicaid patients, but rather denies federal financial participation to state Medicaid programs for services provided pursuant to a tainted referral. Thus, Medicaid referrals are subject to whatever sanctions the relevant state has adopted. Several states in which we operate have enacted or are considering legislation that prohibits “self-referral” arrangements or requires physicians or other healthcare providers to disclose to patients any financial interest they have in a healthcare provider to whom they refer patients. Possible sanctions for violating these state statutes include loss of participation, civil fines and criminal penalties. The laws vary from state to state and seldom have been interpreted by the courts or regulatory agencies. Nonetheless, strict enforcement of these requirements is likely.

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

Independent Diagnostic Treatment Facilities: CMS has established a category of Medicare provider referred to as Independent Diagnostic Treatment Facilities, or IDTFs. Imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups. Most of our fixed-site centers are IDTFs. In August 2006, CMS proposed new certification standards for IDTFs, which were effective on January 1, 2007 and must be implemented by October 1, 2007. Although we expect our IDTFs to meet these new certification standards, CMS may increase its oversight to ensure compliance with the new standards. Further, CMS proposed additional certification standards for IDTFs in the 2008 Medicare Physician Fee Schedule Proposed Rule. If these certification standards are deemed final, they could become effective January 1, 2008. In addition, IDTFs are being monitored by CMS, particularly with respect to physician supervision requirements. If CMS exercises increased oversight of IDTFs, our financial condition and results of operations could be adversely affected.

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

SALES AND MARKETING

We engage in sales and marketing activities to obtain new sources of revenues, expand business relationships, grow revenues at existing facilities, and maintain present business alliances and contractual relationships. Sales and marketing activities for our fixed operations include educating physicians on new applications and uses of the technology and customer service programs. In addition, we seek to leverage our core market concentration to develop contractual relationships with managed care payors to increase patient volume. Sales and marketing activities for our mobile business include direct marketing to hospitals and developing leads through current customers, equipment manufacturers, and other vendors. In addition, marketing activities for our mobile operations include contacting referring physicians associated with hospital customers and educating physicians.

COMPETITION

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with groups of radiologists, established hospitals and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Imaging, Inc., Radnet, Inc., Diagnostic Health Corporation, MedQuest, Inc., Shared Imaging and Otter Tail Corporation doing business as DMS Imaging. Some of our direct competitors may have access to greater financial resources than we do.

Certain hospitals, particularly the larger or more financially stable hospitals, have and may be expected to directly acquire and operate imaging equipment on-site as part of their overall inpatient servicing capability, assume the associated financial risk, employ the necessary technologists and satisfy applicable CON and licensure requirements, if any. Historically, smaller hospitals have been reluctant to purchase imaging equipment, but some have chosen to do so with attractive financing offered by equipment manufacturers. Some physician practices have also established diagnostic imaging centers or purchased imaging equipment for their own offices, and we anticipate that others will as well.

CUSTOMERS AND CONTRACTS

Our revenues are primarily generated from patient services and contract services. Patient services revenues are generally earned from services billed directly to patients or third-party payors (such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds) on a fee-for-service basis. Patient services revenues and management fees are primarily earned through fixed-site centers. Contract services revenues are generally earned from services billed to a hospital, physician group or other healthcare provider, which include fee-for-service arrangements in which revenues are based upon a contractual rate per procedure and fixed fee contracts. Contract services revenues are primarily earned through mobile facilities pursuant to contracts with a term from one to five years. A significant number of our mobile contracts will expire each year. Our mobile facility contract renewal rate was 83% for the year ended June 30, 2007. However, we expect that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.

During the year ended June 30, 2007, approximately 55% of our revenues were generated from patient services and approximately 45% were generated from contract services.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

As of June 30, 2007, we owned or leased 260 diagnostic imaging and treatment systems, with the following classifications: 3.0 Tesla MRI, 1.5 Tesla MRI, 1.0 Tesla MRI, Open MRI, PET, PET/CT, CT and other technology. Magnetic field strength is the measurement of the magnet used inside an MRI system. If the magnetic field strength is increased the image quality of the scan is improved and the time required to complete scans is decreased. Magnetic field strength on our MRI systems currently ranges from 0.2 to 3.0 Tesla. Of our 169 conventional MRI systems, 159 have a magnet field strength of 1.5 Tesla, which is the industry standard magnet strength for conventional fixed and mobile MRI systems. Other than ultra-high field MRI systems and 256-slice CT systems, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.

We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to any overcapacity in the marketplace. We improve our equipment through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment in response to market demands.

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

INFORMATION SYSTEMS

Our internal information technology systems allow us to manage our operations, accounting and finance, human resources, payroll, document imaging, and data warehousing. Our primary operating system is the InSight Radiology Information System, or IRIS, our proprietary information system. IRIS provides front-office support for scheduling and administration of imaging procedures and back office support for billing and collections. Additional functionality includes workflow, transcription, and image management.  In addition, we are installing new picture archiving and communication systems, or PACS, in our fixed-site centers for the digital management of diagnostic images.

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

EMPLOYEES

As of August 31, 2007, we had approximately 1,579 full-time, 105 part-time and 464 per diem employees.  None of our employees is covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

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

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of August 2, 2007, we had total indebtedness of approximately $321.4 million.  In addition, subject to the limits contained in the indenture governing our floating rate notes and our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.   Specifically, our high level of debt could have important consequences, including the following:

•                  making it more difficult for us to satisfy our obligations with respect to the floating rate notes and our other debt;

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

•                  placing us at a competitive disadvantage compared to our competitors that have less debt; and

•                  increasing our cost of borrowing.

We may be unable to service our debt.

Our ability to make scheduled payments on or to refinance our obligations with respect to our debt, including, but not limited to, the floating rate notes, will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including, but not limited to, the floating rate notes, or to fund our other liquidity needs.

If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity, including, but not limited to, the floating rate notes, or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any restructuring or refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Our operations may be restricted by the terms of our debt, which could adversely affect us and increase our credit risk.

The agreements governing our material indebtedness include a number of significant restrictive covenants.  These covenants could adversely affect us, and adversely affect investors, by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants, among other things, restrict our ability to:

•                  incur more debt;

•                  create liens;

•                  pay dividends and make distributions or repurchase stock;

•                  make investments;

•                  merge or consolidate or transfer or sell assets; and

•                  engage in transactions with affiliates.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our debt instruments, the lenders may be able to elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness.  If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.  Substantially all of our assets, other than those assets consisting of accounts receivables and related assets or cash accounts related to receivables, which secure our credit facility, and a portion of InSight’s stock and the stock of its subsidiaries, are subject to the liens in favor of the holders of our floating rate notes. This may further limit our flexibility in obtaining secured or unsecured financing in the future.

We may not have sufficient funds to purchase all outstanding floating rate notes and our other debt upon a change of control.

Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements. However, we cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required repurchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of June 30, 2007 of approximately $115.5 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value of our assets may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of June 30, 2007 of approximately $95.1 million.  These assets primarily consist of the excess of the acquisition cost over the fair market value of the net assets acquired in purchase transactions.  However, as a result of our adoption of fresh-start reporting on August 1, 2007 all of our assets, including goodwill and other intangible assets will be remeasured using current fair value.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

Increases in interest rates could adversely affect our financial condition and results of operations.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At August 31, 2007, approximately 97.7% of our indebtedness was variable rate indebtedness.  In January 2006, we entered into a two-year interest rate cap contract with a notional amount of $100 million.  During the two-year term of this contract our exposure on variable rate indebtedness is reduced by $100 million, or to approximately 66.4% as of August 31, 2007.  Increases in interest rates would also impact the refinancing of our fixed rate indebtedness.  If interest rates are higher when our fixed rate indebtedness becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the year ended June 30, 2007, we derived approximately 55% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers, which provided approximately 45% of our revenues during the year ended June 30, 2007, generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates. In addition, the Medicare Payment Advisory Commission, in its March 2005 report to Congress, recommended that the government adopt standards for physicians and providers who bill Medicare for interpreting diagnostic imaging studies and adopt utilization management techniques used by third-party private payors, such as the credentialing of physicians, in an attempt to control the rise of imaging costs.

Certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and third-party payors are continuing to monitor reimbursement for diagnostic imaging services.  A third-party payor has instituted a requirement of participation that freestanding imaging center providers offer multi-modality imaging services and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by numerous additional third-party payors would have a material adverse impact on our financial condition and results of operations.

Under Medicare’s prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification, or APC, to which the service is assigned rather than on a hospital’s costs.  Each year CMS publishes new APC rates that are determined in accordance with the promulgated methodology.  Multi-modality and certain fixed-site centers which are freestanding and not hospital-based facilities are not directly affected by OPPS.

Under the final rule for OPPS effective January 1, 2007, technical fees for PET and PET/CT were reduced.  The national rate for PET changed from $1,150 to $850 per scan plus reimbursement for the necessary radiopharmaceutical and the national rate for PET/CT changed from $1,250 to $950 per scan plus reimbursement for the necessary radiopharmaceutical.  CMS posted the review copy of its notice of proposed rule-making for OPPS on July 16, 2007.  As part of the proposal, among other things, CMS seeks to package many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components.  In addition, CMS is proposing to reassign the current procedural terminology codes for PET/CT scans to a new APC, with a proposed increased median of $1,093.52; however, this new payment rate includes the reimbursement for both the technical service and the necessary radiopharmaceutical. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

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

The Deficit Reduction Act of 2005, or DRA, was signed into law by President Bush in February 2006.  The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. These reductions became effective on January 1, 2007.  We believe that the implementation of the reimbursement reductions in the

DRA will have a material adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2007, Medicare revenues represented approximately $32 million, or approximately 11% of our total revenues.  We believe that the DRA reimbursement reduction decreased our patient services revenues by approximately $3.1 million during the six months ended June 30, 2007.  We expect to experience a comparable decrease in our Medicare revenues for the six remaining months of calendar 2007.  While there are active and ongoing efforts to modify or otherwise mitigate the financial impact of the DRA on radiology services, we currently do not anticipate that these efforts will be materially successful.  If these negative trends continue, our financial condition and results of operations could be adversely affected.

We do not know to what extent other third-party payors may propose reimbursement reductions similar to the DRA.  Several significant third-party payors implemented the reduction for multiple images on contiguous body parts (as currently in effect under CMS regulations) and additional payors may implement this reduction as well.   If CMS implements the second phase of the rate reduction for multiple images on contiguous body parts, third-party payors may follow CMS practice and implement a similar reduction.  Such reduction would further negatively affect our financial condition and results of operations.

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula.  As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0% respectively.  In each instance, Congress enacted legislation preventing the decreases from taking effect.  This legislation increased the Part B reimbursement rates by 1.5% in 2005 and 2006.  No specific increase was included in the 2007 legislation.  We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation.  In fact, the proposed decrease under the Medicare Part B fee schedule is 5.1% for calendar 2008.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

Negative trends could continue to adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in Adjusted EBITDA as compared to prior year periods for the past three fiscal years (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources).  We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding the gain on repurchase of notes payable, the loss on dissolution of partnership, the impairment of goodwill and other intangible assets and reorganization items.  For the year ended June 30, 2007, our Adjusted EBITDA decreased approximately 24.2% as compared to the year ended June 30, 2006.  This 24.2% decline in Adjusted EBITDA was preceded by an approximate 19.3% decline in Adjusted EBITDA for the year ended June 30, 2006 compared to the year ended June 30, 2005.  The decline in Adjusted EBITDA as compared to prior years has become a historical trend based on our performance during the past three fiscal years.  This negative trend in Adjusted EBITDA may continue and may be exacerbated by the adverse effects of the Medicare reimbursement reductions with respect to PET and PET/CT rates and the DRA, as discussed in the immediately preceding risk factor.  If this negative trend does continue it would adversely affect our financial condition and results of operations.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depends on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms.  For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms.  A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 83% for the year ended June 30, 2007.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  Although the reductions in reimbursement under the Medicare Part B fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our revenues, non-renewal of several contracts on favorable terms, or at all, or the non-renewal of a long-term contract with a certain governmental entity, could have a significant negative impact on our financial condition and results of operations.

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

Our efforts to implement initiatives to enhance revenues and reduce costs may not be adequate or successful.

We have attempted to implement, and will continue to develop and implement, various revenue enhancing and cost reduction initiatives.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancing initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions by Medicare and other third-party payors.  The adequacy and ultimate success of our initiatives to enhance revenues and reduce costs cannot be assured.

Consolidation in the imaging industry could adversely affect our financial condition and results of operations.

We compete with several national and regional providers of diagnostic imaging services, as well as local providers.  As a result of the reimbursement reductions by Medicare and other third-party payors, some of these competitors may consolidate their operations in order to obtain certain cost structure advantages and improve equipment utilization.  In calendar 2006, two fixed-site competitors consolidated and formed a combined business that is the largest national provider of fixed-site imaging services.  Recently, a fixed-site competitor agreed to be acquired by a large not-for-profit integrated group of hospitals and physicians clinics.  These companies could achieve certain advantages over us including increased financial and business resources, economies of scale, breadth of service offerings, and favored relationships with equipment vendors, hospital systems, leading radiologists and third-party payors.  We may be forced to reduce our prices or provide state-of-the-art equipment in order to retain and attract customers.  These pressures could adversely affect our financial condition and results of operations.

Managed care organizations may limit healthcare providers from using our services, causing us to lose procedure volume.

Our fixed-site centers are dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties.  Our eligibility to provide services in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s managed care organization.  Despite having a large number of contracts with managed care organizations, healthcare providers may be inhibited from referring patients to us in cases where the patient is not associated with one of the managed care organizations with which we have contracted.  The loss of patient referrals causes us to lose procedure volume which adversely impacts our revenues.  A significant decline in referrals would have a material adverse effect on our financial condition and results of operations.

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

We have not experienced any material losses due to claims for malpractice.  However, claims for malpractice have been asserted against us in the past and any future claims, if successful, could entail significant defense costs and could result in substantial damage awards to the claimants, which may exceed the limits of any applicable insurance coverage.  Successful malpractice claims asserted against us, to the extent not covered by our liability insurance, could have a material adverse effect on our financial condition and results of operations.  In addition to claims for malpractice, there are other professional liability risks to which we are exposed through our operation of diagnostic imaging systems, including liabilities associated with the improper use or malfunction of our diagnostic imaging equipment.

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

If we do not successfully integrate our acquisitions, we may not realize anticipated operating advantages, economies of scale and cost savings.   Also, we may not be able to maintain the levels of operating efficiency that the acquired companies would have achieved or might have achieved separately.  Successful integration of acquisitions will depend upon our ability to manage their operations and to eliminate excess costs.

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

Our corporate headquarters, including our information technology center, and a material number of our fixed-site centers are located in California, which has a high risk for earthquakes.  Depending upon its magnitude, an earthquake could severely damage our facilities or our information technology system or prevent potential patients from traveling to our centers.  Damage to our equipment or our information technology system or any interruption in our business would adversely affect our financial condition and results of operations.  We currently do not maintain a secondary disaster recovery facility for our information technology operations.  While we presently carry earthquake insurance in amounts we believe are appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes.  In addition, we may discontinue earthquake insurance on some or all of our centers in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged centers as well as the anticipated future cash flows from those centers.

High fuel costs would adversely affect our financial condition and results of operations.

Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand.  Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products.  Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.  In the event of a fuel supply shortage or further increases in fuel prices, a curtailment of scheduled mobile service could result. There have been significant fluctuations in fuel costs and any further increases to already high fuel costs would adversely affect our financial condition and results of operations.

If we fail to comply with various licensure, certification and accreditation standards we may be subject to loss of licensure, certification or accreditation which would adversely affect our financial condition and results of operations.

All of the states in which we operate require that technologists who operate our CT, PET/CT and PET systems be licensed or certified.  Also, each of our fixed-site centers must continue to meet various requirements in order to receive payments from Medicare.  In addition, our mobile facilities and our fixed-site center in Chattanooga, Tennessee are currently accredited by The Joint Commission, formerly Joint Commission on Accreditation of Healthcare Organizations, an independent, non-profit organization that accredits various types of healthcare providers, such as hospitals, nursing homes, outpatient ambulatory care centers and diagnostic imaging providers.  If we were to lose such accreditation for our mobile facilities, it could adversely affect our mobile operations because some of our mobile customer contracts require accreditation by The Joint Commission and one of our primary competitors is accredited by The Joint Commission.

Managed care providers prefer to contract with accredited organizations.  Any lapse in our licenses, certifications or accreditations, or those of our technologists, or the failure of any of our fixed-site centers to satisfy the necessary requirements under Medicare could adversely affect our financial condition and results of operations.

RISKS RELATING TO GOVERNMENT REGULATION OF OUR BUSINESS

Complying with federal and state regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties and adversely affect our ability to operate our business and our financial condition and results of operations.

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

•                  U.S. Food and Drug Administration requirements;

•                  state licensing and certification requirements, including certificates of need; and

•                  federal and state laws governing the diagnostic imaging equipment used in our business concerning patient safety, equipment operating specifications and radiation exposure levels.

If our operations are found to be in violation of any of the laws and regulations to which we or our customers are subject, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare, Medicaid or other governmental programs and the curtailment of our operations.  Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial condition and results of operations.  The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.  Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.  Moreover, if we are unsuccessful in defending against such action, the imposition of certain penalties would adversely affect our financial condition and results of operations.  If we were excluded from Medicare, Medicaid or other governmental programs, not only would we lose the revenues associated with such payors, but we anticipate that our other customers and partners would terminate their contracts or relationships with us.

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

RISKS RELATED TO RELATIONSHIPS WITH STOCKHOLDERS, AFFILIATES AND RELATED PARTIES

A small number of stockholders may control a significant portion of Holdings’ common stock.

As a result of the consummation of the exchange offer and plan of reorganization, a significant portion of Holdings’ outstanding common stock is held by a small number of holders. As a result, these stockholders will have significant voting power with respect to the ability to:

•                  authorize additional shares of Holdings’ capital stock;

•                  amend Holdings’ certificate of incorporation or bylaws;

•                  elect Holdings’ directors; or

•                  effect or reject a merger, sale of assets or other fundamental transaction.

The extent of ownership by these stockholders may also discourage a potential acquirer from making an offer to acquire us. This could reduce the value of Holdings’ common stock.

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

On May 29, 2007, Holdings and InSight filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700).  On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code. The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007.  For additional information regarding the reorganization, please see Item 1. “Business-Reorganization” in this Form 10-K.

On February 3, 2004, Southwest Outpatient Radiology, PC, or SWOR, filed a Summons and Complaint against InSight Health Corp., one of InSight’s subsidiaries, or IHC, in the Superior Court, Maricopa County, Arizona, for Declaratory Relief seeking a declaration as to the meaning and effect of a certain provision of the professional services agreement, or PSA, pursuant to which SWOR provided professional services at IHC’s facilities in Phoenix, Arizona.  SWOR claimed the PSA provided a right of first refusal to provide professional services at any center IHC acquired in Maricopa County.  IHC believes that the provision related only to “de novo” centers which IHC developed.  In April 2004, IHC acquired the stock of Comprehensive Medical Imaging, Inc., which owned and operated 21 fixed-site centers, six of which were located in Maricopa County, pursuant to a stock purchase agreement.

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

In August 2003, IHC entered into a series of agreements and acquired a joint venture interest through a limited liability company it formed called Kessler Imaging Associates, LLC, or KIA, in a CT fixed-site center in Hammonton, New Jersey.  KIA is owned 55% by IHC and 45% by Bernard Neff, M.D., or Dr. Neff.  KIA managed Kessler CAT Scan Associates, LLC, which provided CT, and mobile MRI and PET (using IHC mobile facilities) services to inpatients of William B. Kessler Memorial Hospital, or the Hospital, and community outpatients.

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

On March 8, 2006, IHC filed suit in the U.S. District Court for the District of New Jersey against the Hospital.  By the Complaint, IHC has asserted claims for fraud and seeks in excess of $4 million in compensatory damages plus additional amounts for punitive damages.  The Hospital has denied the substantive allegations against it.

The Hospital in turn filed a Counterclaim against IHC.  Initially, IHC moved to dismiss that Counterclaim for failure to state a claim and for failure to comply with pleading requirements.  Before that Motion could be ruled upon, the Hospital filed an Amended Counterclaim.  By the Amended Counterclaim, the Hospital asserts that IHC engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that IHC aided and abetted  Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that IHC conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration.  By the Amended Counterclaim, the Hospital seeks compensatory damages of not less than $5 million and punitive damages of not less than $10 million.  IHC has moved to dismiss, and the motion remains pending at the present time.  IHC has also answered the Amended Counterclaim, denying all of the substantive allegations.  IHC intends to vigorously prosecute its case against the Hospital and defend against the Hospital’s claims.

On September 13, 2006, the Hospital filed a voluntary bankruptcy petition under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case and the arbitration have been stayed pursuant to 11 U.S.C. § 362.  IHC and KIA have both filed proofs of claim in the Hospital’s bankruptcy case.  IHC has asserted contingent unliquidated claims based upon the litigation currently stayed in the U.S. District Court for the District of New Jersey.  KIA has filed a claim based upon the lease between KIA and the Hospital.  The Hospital remains a debtor-in-possession and is attempting to reorganize.  On August 16, 2007, the Hospital filed its first amended plan of reorganization and accompanying disclosure statement.

IHC no longer provides any services to the Hospital and the lease has been terminated.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of our fiscal year 2007, we solicited the vote of each record holder of Holdings’ common stock on the plan of reorganization.  The voting deadline for acceptances or rejections of the plan of reorganization for record holders of Holdings’ common stock was 5:00 p.m., New York City time, on May 29, 2007.  Holders of all outstanding shares of Holdings’ common stock (5,468,814 shares prior to the 1 for 6.326392 reverse stock split) voted for acceptance of the plan of reorganization and no holder abstained or voted against the plan of reorganization.

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holdings’ common stock is listed on the Over-The-Counter Bulletin Board under the symbol “ISGT.”   As of September 4, 2007, there were seven record holders of Holdings’ common stock and approximately 358 beneficial holders of Holdings’ common stock.  Holdings has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future.  The agreements governing our material indebtedness obligations contain restrictions on Holdings’ ability to pay dividends on its common stock.

Information regarding securities authorized for issuance under our equity compensation plans is set forth under Item 12.  “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.          SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of and for the years ended June 30, 2007, 2006, 2005, 2004 and 2003 has been derived from our audited consolidated financial statements.  The information in the following table should be read together with our audited consolidated financial statements and related notes, and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

On August 1, 2007, we implemented fresh-start reporting in accordance with SOP 90-7. The provisions of fresh-start reporting require that we revalue our assets and liabilities to fair value, reestablish stockholders’ equity using the reorganized value established in connection with the plan of reorganization, and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. As a result of the adoption of SOP 90-7, we are reviewing the fair value of our assets and liabilities and expect that we will be required to adjust the value of some of our assets and liabilities. We expect that the implementation of fresh-start reporting under SOP 90-7 will have a material effect on our consolidated financial statements. As a result, our consolidated financial statements published for periods following the effectiveness of the plan of reorganization on August 1, 2007, will not be comparable to our consolidated financial statements published before the effectiveness of the plan and included elsewhere in this Form 10-K.  See Note 20 to our consolidated financial statements, which are a part of this Form 10-K.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(Amounts in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$286,914	$306,298	$316,873	$290,884	$237,752
Gross profit	25,488	35,026	48,716	57,463	57,708
Interest expense, net	52,780	50,754	44,860	40,682	37,514
Net (loss) income (1)(2)(3)	(99,041)	(210,218)	(27,217)	2,924	4,922

	June 30,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Working capital	$24,567	$34,550	$36,068	$48,116	$32,580
Property and equipment, net	144,823	181,026	209,461	242,336	219,121
Goodwill and other intangible assets	95,084	125,936	314,989	319,463	260,292
Total assets	323,051	408,204	624,523	675,631	577,317
Total long-term liabilities	517,200	504,360	512,608	537,177	442,484
Stockholders’ (deficit) equity	(241,432)	(141,893)	67,724	94,941	91,614

(1)             No cash dividends have been paid on Holdings’ common stock for the periods indicated above.

(2)             Includes impairment charges related to our goodwill of approximately $29.6 million and goodwill and other intangible assets of approximately $190.8 million for the years ended June 30, 2007 and 2006, respectively.

(3)             Includes a charge for reorganization items of approximately $17.5 million for the year ended June 30, 2007.

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

Overview

We are a nationwide provider of diagnostic imaging services through our integrated network of fixed-site centers and mobile facilities which are focused in core markets throughout the United States. Our services include MRI, CT, PET, PET/CT, and other technologies.  These services are noninvasive techniques that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 69% of our total revenues from MRI services during the year ended June 30, 2007, we provide a comprehensive offering of diagnostic imaging and treatment services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound, lithotripsy and x-ray.

As of June 30, 2007, our network consists of 101 fixed-site centers and 112 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We have two reportable segments: mobile operations and fixed operations.  Our mobile operations include 20 parked mobile facilities, each of which serves a single customer.  Our fixed operations include five mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 17 to our consolidated financial statements, which are a part of this Form 10-K.

Historically, we pursued a strategy that was largely focused on growth through the acquisition of imaging businesses in various parts of the country. More recently, we began the process of implementing a strategy based on core markets.  A core market strategy may allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market will be based on many factors and not just the number of fixed-site centers or mobile facilities in an area.  Other factors would include, without limitation, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions.  We expect that this strategy will result in us exiting some markets while increasing our presence in others, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers. As discussed below, our board of directors was recently reconfigured with five new members.  Our management is reviewing and analyzing with our board of directors our current core market strategy. As a result, we may determine to continue with such strategy, modify such strategy or identify an alternate strategy.

Growth in the diagnostic imaging industry has been and will continue to be driven by (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies.

Reorganization

In November 2006, we engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives.  In March 2007, we announced an offer to exchange shares of Holdings’ common stock for up to $194.5 million aggregate principal amount of InSight’s 9.875% senior subordinated notes due 2011, or senior subordinated notes.  The exchange offer initially provided for consummation on an out-of-court basis or in connection with the filing of a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code. On May 29, 2007, Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700).  The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business.  On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code. The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007, or the effective date.

On August, 1, 2007, pursuant to the exchange offer and the plan of reorganization, all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled, and the following distributions were made (after giving effect to a 1 for 6.326392 reverse stock split of Holdings’ common stock):

•                  Holders of InSight’s senior subordinated notes received 7,780,000 shares of newly issued Holdings’ common stock, which represented 90% of all shares of Holdings’ common stock outstanding after consummation of the plan of reorganization.

•                  Holders of Holdings’ common stock prior to the effective date received 864,444 shares of newly issued Holdings’ common stock, which represented 10% of all shares of Holdings’ common stock after consummation of the plan of reorganization.

Holdings’ common stock is listed on the Over-The-Counter Bulletin Board under the symbol “ISGT”.

The plan of reorganization provided for the assumption of substantially all executory contracts and unexpired leases; provided, however, we did terminate (i) the management agreement with J. W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and (ii) the stockholders agreement with holders of Holdings’ common stock and stock options.  Pursuant to the plan of reorganization, the boards of directors of Holdings and InSight were reconfigured, and five of the directors of each board were designated by an ad hoc committee of holders of senior subordinated notes, one was designated by the holders of Holdings’ common stock prior to the effective date, and Bret W. Jorgensen, the President and Chief Executive Officer of Holdings and InSight, remained a director.  Additional information regarding the new board of directors is set forth below in Part III of this Form 10-K.

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service and long-term liquidity.  As a result, we believe this reorganization has improved our ability to compete in our industry, although we continue to operate with significant leverage and face the industry challenges of overcapacity and reimbursement reductions by Medicare and other third-party payors.

Executive Summary

As described in greater detail below, our business faces many challenges.  Some of these challenges are unique to our business, while other challenges are industry-wide.  Our revenues for the year ended June 30, 2007 decreased by approximately 6.3% as compared to the year ended June 30, 2006 and our costs of operations decreased by 3.6%.  Moreover, our corporate operating expenses and interest expense rose during the same period.  For the year ended June 30, 2007, our Adjusted EBITDA decreased approximately 24.2% as compared to the year ended June 30, 2006 (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” on page 41).  This 24.2% decline in Adjusted EBITDA was preceded by an approximate 19.3% decline in Adjusted EBITDA for the year ended June 30, 2006 compared to the year ended June 30, 2005.  The decline in Adjusted EBITDA as compared to prior years has become a historical trend based on our performance during the past three fiscal years.  This negative trend in Adjusted EBITDA may continue and may be exacerbated by the adverse effects of the Medicare reimbursement reductions with respect to PET and PET/CT rates and the DRA, as discussed in the subsection entitled “Reimbursement” below.

We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions by Medicare and other third-party payors.

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

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of August 2, 2007, we had total indebtedness of approximately $321.4 million.  In addition, as a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years.  We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness.  However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Acquisition and Dispositions

In March 2006, we purchased a majority ownership interest in a joint venture that operates an MRI fixed-site center in San Ramon, California.  The purchase price was approximately $2.3 million, net of cash acquired.

During the fiscal year ended June 30, 2007, we closed three fixed-site centers and sold one fixed-site center.  During the fiscal year ended June 30, 2006, we closed four fixed-site centers and dissolved a mobile lithotripsy partnership.  During the fiscal year ended June 30, 2005, we sold a fixed-site center and our interests in two joint venture fixed-site centers.

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

Under the final rule for OPPS effective January 1, 2007, technical fees for PET and PET/CT were reduced.  The national rate for PET changed from $1,150 to $850 per scan plus reimbursement for the necessary radiopharmaceutical and the national rate for PET/CT changed from $1,250 to $950 per scan plus reimbursement for the necessary radiopharmaceutical.  CMS posted the review copy of its notice of proposed rule-making for OPPS on July 16, 2007.  As part of the proposal, among other things, CMS seeks to package many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components.  In addition, CMS is proposing to reassign the current procedural terminology codes for PET/CT scans to a new APC, with a proposed increased median of $1,093.52; however, this new payment rate includes the reimbursement for both the technical service and the necessary radiopharmaceutical.

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

The DRA was signed into law by President Bush in February 2006.  The DRA will result in significant reductions in reimbursement for radiology services for Medicare beneficiaries, with anticipated savings to the federal government.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule.  These reductions became effective on January 1, 2007.  We believe that the implementation of the reimbursement reductions in the DRA will have a material adverse effect on our financial condition and results of operations.  For our fiscal year ended June 30, 2007, Medicare revenues represented approximately $32 million, or approximately 11% of our total revenues.  We believe that the DRA reimbursement reduction decreased our patient services revenues by approximately $3.1 million during the six months ended June 30, 2007.  We expect to experience a comparable decrease in our Medicare revenues for the remaining six months of calendar 2007.  While there are active and ongoing efforts to modify or otherwise mitigate the financial impact of the DRA on radiology services, we currently do not anticipate that these efforts will be materially successful.

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula.  As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0%, respectively.  In each instance, Congress enacted legislation preventing the decreases from taking effect.  This legislation increased the Part B reimbursement rates by 1.5% in 2005 and 2006.  No specific increase was included in the 2007 legislation.  We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation.  In fact, the proposed decrease under the Medicare Part B fee schedule is 5.1% for calendar 2008.

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

Several significant third-party payors implemented the reduction for multiple images on contiguous body parts (as currently in effect under CMS regulations) and additional payors may propose to implement this reduction as well.  If CMS implements the second phase of the rate reduction for multiple images on contiguous body parts, third-party payors may follow CMS practice and implement a similar reduction.  Such reduction would further negatively affect our financial condition and results of operations.

Furthermore, certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and payors are continuing to monitor reimbursement for diagnostic imaging services. A third-party payor has instituted a requirement of participation that requires freestanding imaging center providers offer multi-modality imaging services and not simply offer one type of diagnostic imaging service. Similar initiatives enacted in the future by a significant number of additional third-party payors would have an adverse impact on our financial condition and results of operations.

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

We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, we have entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.

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

The following illustrates our payor mix based on revenues for the year ended June 30, 2007:

Percentage of Total Revenues

Hospitals, physician groups and other healthcare providers (1)	46%
Managed care and insurance	37%
Medicare	11%
Medicaid	2%
Workers’ compensation	2%
Other, including self-pay patients	2%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of June 30, 2007, our days sales outstanding for trade accounts receivables on a net basis was 54 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of June 30, 2007 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total
	(unaudited)

Hospitals, physician groups and other healthcare providers	$10,360	$4,645	$1,248	$564	$2,213	$19,030
Managed care and insurance	19,547	8,613	4,488	3,106	14,196	49,950
Medicare/Medicaid	5,740	1,468	977	744	3,818	12,747
Workers’ compensation	1,236	776	568	444	1,875	4,899
Other, including self-pay patients	236	101	104	95	84	620
Trade accounts receivables	37,119	15,603	7,385	4,953	22,186	87,246

Less: Allowances for professional fees	(4,193)	(1,595)	(892)	(629)	(3,152)	(10,461)
Allowances for contractual adjustments	(12,490)	(4,413)	(2,611)	(157)	(1,783)	(21,454)
Allowances for doubtful accounts	(318)	(146)	(67)	(2,038)	(10,079)	(12,648)
Trade accounts receivables, net	$20,118	$9,449	$3,815	$2,129	$7,172	$42,683

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

Results of Operations

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Years Ended June 30,
	2007	2006	2005

REVENUES	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	67.1	64.6	61.4
Provision for doubtful accounts	2.0	1.7	1.8
Equipment leases	2.1	1.1	0.7
Depreciation and amortization	19.9	21.2	20.7
Total costs of operations	91.1	88.6	84.6

Gross profit	8.9	11.4	15.4

CORPORATE OPERATING EXPENSES	(8.9)	(7.7)	(5.8)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.1	1.0	0.8

INTEREST EXPENSE, net	(18.5)	(16.6)	(14.2)

GAIN ON REPURCHASE OF NOTES PAYABLE	—	1.0	—

LOSS ON DISSOLUTION OF PARTNERSHIP	—	(0.3)	—

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	(10.3)	(62.3)	—

Loss before reorganization items and income taxes	(27.7)	(73.5)	(3.8)

REORGANIZATION ITEMS	(6.1)	—	—

Loss before income taxes	(33.8)	(73.5)	(3.8)

PROVISION (BENEFIT) FOR INCOME TAXES	0.8	(4.8)	4.8

Net loss	(34.6)%	(68.6)%	(8.6)%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2007	2006	2005
Revenues
Fixed operations	$180,115	$191,637	$196,482
Mobile operations	106,799	114,661	120,391
Total	$286,914	$306,298	$316,873

Costs of Operations
Fixed operations	$151,447	$154,377	$150,105
Mobile operations	91,345	97,586	98,147
Other	18,634	19,309	19,905
Total	$261,426	$271,272	$268,157

Costs of Operations as a Percentage of Revenues
Fixed operations	84.1%	80.6%	76.4%
Mobile operations	85.5	85.1	81.5
Total	91.1%	88.6%	84.6%

Years Ended June 30, 2007 and 2006

Revenues:  Revenues decreased approximately 6.3% from approximately $306.3 million for the year ended June 30, 2006, to approximately $286.9 million for the year ended June 30, 2007. This decrease was due to lower revenues from our fixed operations (approximately $11.5 million) and from our mobile operations (approximately $7.9 million). Revenues from our fixed and mobile operations represented approximately 63% and 37%, respectively, of our total revenues for the years ended June 30, 2007 and 2006.

Revenues from our fixed operations decreased approximately 6.0% from approximately $191.6 million for the year ended June 30, 2006, to approximately $180.1 million for the year ended June 30, 2007. This decrease was due primarily to (1) lower revenues from our existing fixed-site centers (approximately $8.5 million, which amount includes approximately $3.1 million as a result of the DRA) and (2) the loss of revenues from the centers we sold or closed during fiscal 2007 and 2006 (approximately $5.8 million), partially offset by (1) higher revenues from changes in payment arrangements with certain radiologists discussed above (approximately $2.0 million) and (2) revenues from a joint venture fixed-site center we acquired during the third quarter of fiscal 2006 (approximately $0.8 million).  Revenues from our existing fixed-site centers decreased because of (1) lower procedure volume (approximately 1%) as a result of the negative trends discussed above and (2) a decline in our average reimbursement from payors (approximately 4%).  Revenues have been and may continue to be adversely affected by the negative trends discussed above.

Revenues from our mobile operations decreased approximately 6.9% from approximately $114.7 million for the year ended June 30, 2006, to approximately $106.8 million for the year ended June 30, 2007. This decrease was partially due to (1) lower revenues from our existing mobile facilities (approximately $7.5 million) and (2) loss of revenues from a mobile lithotripsy partnership we dissolved during the second quarter of fiscal 2006 (approximately $0.4 million).  Revenues from our existing mobile facilities decreased because of lower MRI and lithotripsy revenues.  Revenues have been and may continue to be adversely affected by the negative trends discussed above.

Approximately 55% of our total revenues were generated from patient services revenues for the year ended June 30, 2007.  All patient services revenues were earned from our fixed operations for the year ended June 30, 2007. Approximately 45% of our total revenues for the year ended June 30, 2007 were generated from contract services revenues. Contract services revenues for fixed and mobile operations represented approximately 17% and 83%, respectively, of total contract services revenues for the year ended June 30, 2007.

Costs of Operations:  Costs of operations decreased approximately 3.6% from approximately $271.3 million for the year ended June 30, 2006, to approximately $261.4 million for the year ended June 30, 2007. This decrease was due primarily to (1) lower costs at our mobile operations (approximately $6.3 million); (2) lower costs at our fixed operations (approximately $3.0 million); and (3) lower costs at our billing and other operations (approximately $0.6 million).  The decrease at our billing and other operations is due to lower amortization expense on our other intangible assets as a result of a reduction in their carrying value from an impairment charge taken during the fourth quarter of fiscal 2006, partially offset by higher salaries and benefits, partially as a result of severance payments in connection with the consolidation of a billing office.

Costs of operations at our fixed operations decreased approximately 1.9% from approximately $154.4 million for the year ended June 30, 2006, to approximately $151.4 million for the year ended June 30, 2007.  Costs of operations decreased due to the elimination of costs from the centers we sold or closed in fiscal 2007 and 2006 (approximately $5.0 million), offset by (1) higher costs at our existing fixed-site centers (approximately $0.8 million); (2) costs from a joint venture fixed-site center we acquired during the third quarter of fiscal 2006 (approximately $0.8 million); (3) charges to close two fixed-site centers during the first quarter of fiscal 2007 (approximately $0.3 million); and (4) severance charges related to the reduction in labor force in the second quarter of fiscal 2007 discussed above (approximately $0.1 million). The increase in costs at our existing fixed-site centers was primarily due to (1) higher payments to radiologists (approximately $2.0 million) discussed above; (2) higher equipment lease costs as a result of entering into more operating leases (approximately $1.4 million); (3) higher occupancy costs (approximately $0.7 million); and (4) higher equipment maintenance costs (approximately $0.3 million), partially offset by (1) lower medical supply costs as a result of lower volumes and cost reduction initiatives throughout our fixed-site centers (approximately $1.2 million); (2) reduced taxes, primarily property taxes (approximately $0.7 million); (3) reduced minority interest expense and management fees as a result of lower earnings from our consolidated partnerships (approximately $0.5 million); and (4) reduced insurance premium costs (approximately $0.3 million).

Costs of operations at our mobile operations decreased approximately 6.5% from approximately $97.6 million for the year ended June 30, 2006, to approximately $91.3 million for the year ended June 30, 2007. The decrease was due primarily to a reduction in costs at our existing mobile facilities (approximately $6.7 million), partially offset by severance charges related to the reduction in labor force in the second quarter of fiscal 2007 discussed above (approximately $0.4 million).  The reduction in costs at our existing mobile facilities was primarily caused by (1) lower depreciation and amortization expense (approximately $4.9 million); (2) lower salaries and benefits (approximately $2.6 million); (3) lower medical supply costs as a result of lower volumes and cost reduction initiatives (approximately $0.6 million); (4) reduced travel and entertainment costs (approximately $0.5 million); and (5) reduced insurance premium costs (approximately $0.2 million), partially offset by (1) higher equipment lease costs as a result of entering into more operating leases (approximately $1.9 million); (2) higher vehicle operation costs (approximately $0.7 million); and (3) bad debt expense (approximately $0.5 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 7.6% from approximately $23.7 million for the year ended June 30, 2006, to approximately $25.5 million for the year ended June 30, 2007.  The increase was due primarily to (1) higher legal and consulting fees relating to certain legal proceedings described in Item 3.  “Legal Proceedings” (approximately $2.2 million); (2) higher sales and marketing costs (approximately $0.8 million); and (3) higher accounting costs (approximately $0.5 million), primarily related to compliance with regulations related to the Sarbanes-Oxley Act, partially offset by the elimination of costs from a national sales meeting in the first quarter of fiscal 2006 (approximately $0.9 million).

Interest Expense, net:  Interest expense, net increased approximately 4.1% from approximately $50.7 million for the year ended June 30, 2006, to approximately $52.8 million for the year ended June 30, 2007.  The increase was due primarily to higher interest rates on our variable rate indebtedness.  We expect that interest expense, net will decrease materially for fiscal 2008 as a result of the cancellation and exchange of approximately $194.5 million of senior subordinated notes for Holdings’ common stock pursuant to the exchange offer and the plan of reorganization.

Impairment of Goodwill:  During the second quarter of fiscal 2007 we recorded a non-cash goodwill impairment charge of approximately $29.6 million.  This charge is a reduction in the carrying value of goodwill for our fixed reporting unit.  See “Critical Accounting Policies and Estimates” below and Note 7 to our consolidated financial statements, which are a part of this Form 10-K.

Reorganization Items:  During the fourth quarter of fiscal 2007, we recorded approximately $17.5 million for items in accordance with SOP 90-7 for expenses related to Holdings’ and InSight’s reorganization.  We expect to incur approximately $7.3 million in additional fees and expenses related to Holdings’ and InSight’s reorganization.

Provision (Benefit) for Income Taxes:  Provision (benefit) for income taxes increased from a benefit of approximately $14.8 million for the year ended June 30, 2006, to a provision of approximately $2.2 million for the year ended June 30, 2007.  The provision for income taxes for the year ended June 30, 2007 is primarily related to estimated state income taxes.  The benefit for the year ended June 30, 2006 is primarily related to a reduction in deferred tax liabilities related to financial statement and tax basis differences for goodwill.  As a result of the plan of reorganization, future utilization of our NOL carryforwards will be limited.  We anticipate that the limitation will allow use of approximately $3.0 million of attributes per year.

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

Revenues from our fixed operations decreased approximately 2.5% from approximately $196.5 million for the year ended June 30, 2005, to approximately $191.6 million for the year ended June 30, 2006.  This decrease was due primarily to (1) a loss of revenues from the centers we sold, deconsolidated or closed during fiscal 2006 and 2005 (approximately $5.9 million) and (2) lower revenues from our existing fixed-site centers (approximately $1.5 million), partially offset by (1) higher revenues from changes in payment arrangements with certain radiologists (approximately $2.1 million) and (2) increased revenues from the acquisition of a joint venture fixed-site center during the third quarter of fiscal 2006 (approximately $0.4 million).  Revenues were adversely affected by the negative trends described above.

Revenues from our mobile operations decreased approximately 4.7% from approximately $120.4 million for the year ended June 30, 2005, to approximately $114.7 million for the year ended June 30, 2006.  This decrease was partially due to the dissolution of a mobile lithotripsy partnership during the second quarter of fiscal 2006 (approximately $1.4 million) and lower revenues from our existing mobile facilities (approximately $4.4 million).  This decrease was due to lower MRI and lithotripsy revenues, partially offset by an increase in PET/CT revenues.  Our mobile operations revenues were also adversely affected by Hurricanes Katrina, Rita and Wilma (approximately $0.2 million).  Revenues were adversely affected by the negative trends described above.

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

Corporate Operating Expenses:  Corporate operating expenses increased approximately 28.8% from approximately $18.4 million for the year ended June 30, 2005, to approximately $23.7 million for the year ended June 30, 2006.  The increase was due primarily to (1) higher salaries and benefits primarily relating to the transfer of certain field responsibilities to corporate (approximately $2.1 million); (2) higher legal and consulting fees relating to certain legal proceedings described in Item 3. “Legal Proceedings” (approximately $0.9 million); (3) severance charges related to organizational realignments during the third and fourth quarters of fiscal 2006 (approximately $0.7 million); (4) costs incurred as a result of a national sales meeting in September 2005 (approximately $0.7 million); and (5) higher consulting costs related to revenue enhancement initiatives (approximately $0.3 million), partially offset by a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.8 million).

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

Impairment of Goodwill and Other Intangible Assets:  For the year ended June 30, 2006, we recorded non-cash impairment charges of approximately $190.8 million.  These charges are a reduction in the carrying value of goodwill and other intangible assets at our reporting units (approximately $126.8 million for our fixed reporting unit and approximately $64.0 million for our mobile reporting unit).  See “Critical Accounting Policies and Estimates” below and Note 7 to our consolidated financial statements, which are a part of this Form 10-K.

Provision (Benefit) for Income Taxes: Provision (benefit) for income taxes changed from a provision of approximately $15.1 million for the year ended June 30, 2005 to a benefit of approximately $14.8 million for the year ended June 30, 2006.  As a result of our pre-tax loss for the year ended June 30, 2006 and anticipated future losses, we determined that a valuation allowance continued to be necessary due to the uncertainty of the future realization of net operating loss carryforwards and other assets.  This valuation allowance does not affect our cash flows or the timing of income taxes payable in the future.  The net deferred tax liability of approximately $15.2 million at the year ended June 30, 2005 was the result of financial statement and tax basis differences for goodwill.  These differences were not expected to reverse in the foreseeable future.  In the year ended June 30, 2006 this deferred tax liability was reduced to $3.5 million as a result of the impairment charges, net of recording a deferred tax liability related to financial and tax basis differences on our indefinite-lived other intangible assets.

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

Liquidity: During recent years, we have experienced many adverse market conditions and our financial performance has deteriorated.  We reported a net loss of approximately $99.0 million, $210.2 million and $27.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.  Though non-cash goodwill impairment charges and reorganization charges constituted a significant component of reported net losses, we have experienced, and expect to continue to experience, decreases in revenues and increases in cost of operations at our existing mobile facilities and fixed-site centers and corporate operating expenses; however, the reorganization materially improved our long-term liquidity by cancelling $194.5 million of long-term debt and associated interest expense.

On and prior to May 29, 2007, we entered into several amendments to our $30 million asset-based revolving credit facility with Bank of America, N.A., as collateral agent, administrative agent and lender thereunder. These amendments, among other things, permitted Holdings and InSight to file voluntary petitions for reorganization pursuant to chapter 11 of the Bankruptcy Code (the “Chapter 11 Petitions”) and consummate their plan of reorganization. On May 29, 2007, we entered into Waiver and Agreement No. 1 to our floating rate notes indenture (the “Indenture Waiver”) and a Second Supplemental Indenture to our floating rate notes indenture (the “Indenture Supplement”), in each case with U.S. Bank National Association, as indenture trustee, and the holders of a majority of our floating rate notes. The Indenture Waiver and Indenture Supplement provided for, among other things, (1) a waiver of compliance by Holdings and its subsidiaries with those provisions of the floating rate notes indenture that the majority noteholders could waive that would restrict the filing of the Chapter 11 Petitions and consummation of the plan of reorganization, (2) a prohibition on optional redemptions by InSight of the floating rate notes prior to January 1, 2008 and the payment of redemption premiums to the extent the floating rate notes are redeemed thereafter and (3) various amendments to the negative covenants in the floating rate notes indenture, including removing the ability of Holdings and its subsidiaries (other than in certain limited circumstances) to pay dividends, redeem stock and make investments and further restricting the ability of Holdings and its subsidiaries to engage in asset sales and incur liens and additional indebtedness.  On May 29, 2007, Holdings and InSight filed the Chapter 11 Petitions.  Holdings and InSight emerged from bankruptcy on August 1, 2007, under a plan of reorganization that was approved by the U.S. Bankruptcy Court for the District of Delaware. The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business.  Please see Item 1. “Business-Reorganization” for further information regarding bankruptcy matters.

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of August 2, 2007, we had total indebtedness of approximately $321.4 million.  In addition, as a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years.  We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness.  However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to our floating rate notes and revolving credit facility;

•                  capital projects;

•                  working capital requirements; and

•                  potential acquisitions.

There are no scheduled principal repayments on our floating rate notes until 2011.

Cash and cash equivalents as of June 30, 2007 were approximately $20.8 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the volume of patients at our fixed-site centers;

•                  the reimbursement we receive for our services;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of cash flows is as follows (amounts in thousands):

	Years Ended June 30,
	2007	2006	2005
Net cash provided by operating activities	$9,065	$37,628	$64,045
Net cash used in investing activities	(16,045)	(28,507)	(35,759)
Net cash used in financing activities	(396)	(1,752)	(37,859)

Increase (decrease) in cash and cash equivalents	$(7,376)	$7,369	$(9,573)

Net cash provided by operating activities was approximately $9.1 million for the year ended June 30, 2007 and resulted primarily from (1) the net income before depreciation, amortization, impairment of goodwill and reorganization items; (2) an increase in accounts payable, other accrued expenses and accrued liabilities subject to compromise (approximately $11.1 million); and (3) a decrease in trade accounts receivables, net (approximately $1.0 million), partially offset by payments made in connection with our reorganization efforts (approximately $11.4 million).  The increase in accounts payable, other accrued expenses and accrued liabilities subject to compromise is primarily due to accrued interest on the senior subordinated notes.

Net cash used in investing activities was approximately $16.0 million for the year ended June 30, 2007.  Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $16.2 million).

Net cash used in financing activities was approximately $0.4 million for the year ended June 30, 2007. Cash used in financing activities resulted primarily from notes payable and capital lease payments (approximately $6.5 million), partially offset by net proceeds from borrowings on our revolving credit facility and other notes payable (approximately $6.1 million).

The following table sets forth our Adjusted EBITDA for the years ended June 30, 2007, 2006 and 2005.  We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization excluding the gain on repurchase of notes payable, the loss on dissolution of partnership, the impairment of goodwill and other intangible assets and reorganization items.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.   While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Years Ended June 30,
	2007	2006	2005

Net cash provided by operating activities	$9,065	$37,628	$64,045
Cash used for reorganization items	11,367	—	—
Provision (benefit) for income taxes	2,175	(14,824)	15,069
Interest expense, net	52,780	50,754	44,860
Loss on sales of centers	—	—	(170)
Amortization of deferred financing costs	(3,158)	(3,051)	(3,173)
Equity in earnings of unconsolidated partnerships	3,030	3,072	2,613
Distributions from unconsolidated partnerships	(3,008)	(3,387)	(2,621)
Net change in operating assets and liabilities	(12,189)	(6,121)	(7,086)
Net change in deferred income taxes	—	15,224	(15,224)

Adjusted EBITDA	$60,062	$79,295	$98,313

Adjusted EBITDA decreased approximately 24.2% from approximately $79.3 million for the year ended June 30, 2006, to approximately $60.1 million for the year ended June 30, 2007.  This decrease was due primarily to (1) reductions in Adjusted EBITDA from our fixed operations (approximately $9.0 million) and our mobile operations (approximately $6.5 million); (2) an increase in costs at our billing and other operations (approximately $1.9 million); and (3) an increase in corporate operating expenses (approximately $1.8 million).

Adjusted EBITDA from our fixed operations decreased approximately 13.7% from approximately $65.6 million for the year ended June 30, 2006, to approximately $56.6 million for the year ended June 30, 2007.  This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $7.7 million); (2) the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2007 and 2006 (approximately $1.2 million); (3) charges to close two centers discussed above (approximately $0.3 million); and (4) severance charges discussed above (approximately $0.1 million), partially offset by Adjusted EBITDA from a joint venture fixed-site center we acquired during the third quarter of fiscal 2006 (approximately $0.3 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues, including the reimbursement reductions from the DRA, offset by the decrease in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 13.7% from approximately $47.6 million for the year ended June 30, 2006, to approximately $41.1 million for the year ended June 30, 2007.  This decrease was due primarily to (1) the reduction in revenues discussed above; (2) severance charges discussed above (approximately $0.4 million); and (3) the elimination of Adjusted EBITDA from a mobile lithotripsy partnership we dissolved during the second quarter of fiscal 2006 (approximately $0.4 million), partially offset by the reduction in costs discussed above.

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

Adjusted EBITDA from our fixed operations decreased approximately 11.5% from approximately $74.1 million for the year ended June 30, 2005, to approximately $65.6 million for the year ended June 30, 2006.  This decrease was due primarily to (1) a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $8.1 million) and (2) the elimination of Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2006 and 2005 (approximately $0.9 million), partially offset by (1) a charge for severance payments for a terminated employee during the first quarter of fiscal 2005 (approximately $0.3 million) and (2) an increase in Adjusted EBITDA from a joint venture fixed-site center we acquired during the third quarter of fiscal 2006 (approximately $0.2 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues and increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 10.8% from approximately $53.4 million for the year ended June 30, 2005, to approximately $47.6 million for the year ended June 30, 2006.  This decrease was due primarily to the reduction in revenues and increase in costs discussed above.

Capital Projects:  In fiscal 2007, we purchased or leased 10 MRI systems, seven PET/CT systems and two CT systems.   As of June 30, 2007, we have committed to capital projects of approximately $2.4 million through September 2007, which includes the purchase of one MRI system (approximately $1.2 million) and one CT system (approximately $0.7 million).  We expect to use either internally generated funds or capital or operating leases to finance the acquisition of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.  If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility:  As of June 30, 2007, through InSight, we had outstanding $300 million aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  Holdings’ and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.   The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets.  In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

On July 9, 2007, certain holders of floating rate notes purchased from InSight an additional $15 million of aggregate principal amount of floating rate notes, which increased the aggregate principal amount of outstanding floating rate notes to $315 million.  Such notes were issued at 85% of their principal amount, or $12.75 million in cash, and are subject to customary registration rights and other terms in most cases consistent with our original issuance of floating rate notes.  We used a portion of the cash proceeds from such issuance to pay the approximately $3.0 million consent payment to those holders of floating rate notes who consented to the Indenture Waiver with respect to the floating rate notes indenture that was entered into on May 29, 2007, and will use the remainder of such proceeds for working capital and general corporate purposes.

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  As of June 30, 2007, the fair value of the interest rate cap contract was approximately $0.3 million.

As of June 30, 2007, in addition to the indebtedness under the floating rate notes, through InSight, we had outstanding $194.5 million aggregate principal amount of senior subordinated notes.  The senior subordinated notes were cancelled in exchange for Holdings’ common stock on August 1, 2007 in connection with the exchange offer and plan of reorganization.

In connection with the consummation of the plan of reorganization, InSight’s wholly owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement, dated August 1, 2007, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent.  Pursuant to such agreement, Bank of America, N.A. and the other lenders agreed to provide InSight’s wholly owned subsidiaries with an asset-based revolving credit facility of up to $30 million, maturing on June 30, 2011, to be used for working capital and general corporate purposes.  This agreement amends and restates our prior $30 million asset-based revolving credit facility with the lenders and Bank of America, N.A., as collateral and administrative agent.  As of August 31, 2007, there were no outstanding borrowings under this credit facility; however, there were letters of credit of approximately $2.6 million outstanding under the credit facility, of which approximately $0.6 million are cash collateralized.

Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR, plus an applicable margin, or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  The applicable margin is initially 2.50% per annum; however, commencing with delivery of our consolidated financial statements for the fiscal month ending March 31, 2008 and quarterly thereafter, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.50% to 2.00% per annum.  In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A.  There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if availability under the credit facility plus eligible cash falls below $7.5 million.

Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility.  All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility;

(v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing.

The agreements governing our credit facility and floating rate notes contain restrictions on among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

Contractual Commitments:   As defined by SEC reporting regulations, our contractual obligations as of June 30, 2007 are as follows (amounts in thousands):

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$730,817	$56,622	$102,928	$571,267	$—
Capital lease obligations	6,970	3,265	2,442	1,263	—
Operating lease obligations	54,888	14,070	22,401	13,947	4,470
Purchase commitments	2,423	2,423	—	—	—

Total contractual obligations	$795,098	$76,380	$127,771	$586,477	$4,470

The long-term debt obligations and capital lease obligations include both principal and interest commitments for the periods presented.  The long-term debt obligations include the $194.5 million of senior subordinated notes, which were exchanged for Holdings’ common stock on August 1, 2007, but exclude the $15 million of floating rate notes issued on July 9, 2007.   The interest commitment on our floating rate notes is based on the effective interest rate at June 30, 2007 (10.61%), after giving effect to our interest rate cap contract.

Off-Balance Sheet Arrangements

There are no off-balance sheet transactions, arrangements or obligations (including contingent obligations) that have, or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital projects or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact the consolidated financial statements are described below. A summary of our significant accounting policies can be found in the notes to our consolidated financial statements, which are a part of this Form 10-K.

Fresh-Start Reporting:  On August 1, 2007, we implemented fresh-start reporting in accordance with SOP 90-7. The provisions of fresh-start reporting require that we revalue our assets and liabilities to fair value, reestablish stockholders’ equity using the reorganized value established in connection with the plan of reorganization, and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. As a result of the adoption of SOP 90-7, we are reviewing the fair value of our assets and liabilities and expect that we will be required to adjust the value of some of our assets and liabilities. We expect that the implementation of fresh-start reporting under SOP 90-7 will have a material effect on our consolidated financial statements. As a result, our consolidated financial statements published for periods following the effectiveness of the plan of reorganization on August 1, 2007, will not be comparable to our consolidated financial statements published before the effectiveness of the plan and included elsewhere in this Form 10-K.  See Note 20 to our consolidated financial statements, which are a part of this Form 10-K.

Revenue Recognition:  Revenues from patient services and from contract services are recognized when services are provided. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists. We report payments made to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, we have recently entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

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

Goodwill and Other Intangible Assets:  Goodwill represents the excess purchase price we paid over the fair value of the tangible and intangible assets and liabilities acquired in acquisitions.   In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.   Other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from five to thirty years.

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

For the year ended June 30, 2007, based on the factors described above and in Note 7 to the consolidated financial statements, which are a part of this Form 10-K, in connection with our annual evaluation of the fair value of our reporting units, we recorded a non-cash goodwill impairment charge of approximately $29.6 million related to our fixed reporting unit.  For the year ended June 30, 2006, we performed an interim evaluation in accordance with SFAS 142 using a discounted cash flow valuation model and a market multiple model, and we recorded a non-cash goodwill impairment charge of approximately $189.4 million related to our reporting units (approximately $126.8 million for our fixed reporting unit and approximately $62.6 for our mobile reporting unit).

We assess the ongoing recoverability of our intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  During the year ended June 30, 2006, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we recorded a non-cash impairment charge related to our other intangible assets of approximately $1.4 million related to wholesale contracts in our mobile reporting unit.

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

New Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurement”, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  We will be required to adopt SFAS 157 as of August 1, 2007.  We are currently assessing the effect of SFAS 157 on our financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”, or SAB 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and we were required to adopt its provisions in our fiscal year ending June 30, 2007. The adoption of SAB 108 did not have a material effect on our financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return.  We are required to adopt the provisions of FIN 48 beginning in fiscal 2008.  The adoption of FIN 48 will not have a material effect on our financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

Our market risk exposure relates primarily to interest rates relating to our floating rate notes and our credit facility.  As a result, we will periodically use interest rate swaps to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the fiscal year ended June

30, 2007, as compared to prior periods.  However, as a result of the cancellation of $194.5 million of fixed-rate long-term indebtedness on August 1, 2007, pursuant to the exchange offer and plan of reorganization, the percentage of our total indebtedness which is variable indebtedness increased significantly.   At August 31, 2007, approximately 97.7% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate cap contract discussed below our exposure on variable rate indebtedness is reduced by $100 million, to approximately 66.4% of our total indebtedness as of August 31, 2007.   We do not engage in activities using complex or highly leveraged instruments.

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

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  As of June 30, 2007, the fair value of the interest rate cap contract was approximately $0.3 million.  The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations.  The counterparty to the contract is a major financial institution and we expect the counterparty to be able to perform its obligations under the contract.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2007, and after giving effect to our interest rate cap contract discussed above, a 1% increase or decrease in interest rates on our $300.0 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.0 and $3.0 million, respectively.  The weighted average interest rate on our floating indebtedness as of June 30, 2007 was 10.61%.

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

PART II

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
Index to Consolidated Financial Statements
For the Years Ended June 30, 2007, 2006 and 2005

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp., or the Company, are included herein and separate financial statements of InSight Health Services Corp., or InSight, the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 21 to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. (Debtor and Debtor-in-Possession) and its subsidiaries (the “Company”) at June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, on July 10, 2007 the U.S. Bankruptcy Court for the District of Delaware entered an order confirming the Company’s plan of reorganization which became effective on August 1, 2007.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended June 30, 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California
September 21, 2007

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

(DEBTOR AND DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2007 AND 2006

(Amounts in thousands, except share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,832	$28,208
Trade accounts receivables, net	42,683	43,690
Other current assets	8,335	8,389
Total current assets	71,850	80,287

PROPERTY AND EQUIPMENT, net	144,823	181,026
INVESTMENTS IN PARTNERSHIPS	3,413	3,051
OTHER ASSETS	7,881	17,904
OTHER INTANGIBLE ASSETS, net	30,216	31,473
GOODWILL	64,868	94,463
	$323,051	$408,204

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$5,737	$555
Current portion of capital lease obligations	2,927	5,105
Accounts payable and other accrued expenses	38,619	40,077
Total current liabilities	47,283	45,737

LONG-TERM LIABILITIES:
Notes payable, less current portion	299,890	494,203
Liabilities subject to compromise	205,704	—
Capital lease obligations, less current portion	3,302	3,519
Other long-term liabilities	4,832	3,166
Deferred income taxes	3,472	3,472
Total long-term liabilities	517,200	504,360

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 5,468,814 shares issued and outstanding at June 30, 2007 and 2006	5	5
Additional paid-in capital	87,081	87,081
Accumulated other comprehensive income	103	601
Accumulated deficit	(328,621)	(229,580)
Total stockholders’ deficit	(241,432)	(141,893)
	$323,051	$408,204

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

(DEBTOR AND DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(Amounts in thousands)

	Years Ended June 30,
	2007	2006	2005
REVENUES:
Contract services	$128,693	$134,406	$136,537
Patient services	158,221	171,892	180,336
Total revenues	286,914	306,298	316,873

COSTS OF OPERATIONS:
Costs of services	192,599	197,812	194,507
Provision for doubtful accounts	5,643	5,351	5,723
Equipment leases	6,144	3,257	2,326
Depreciation and amortization	57,040	64,852	65,601
Total costs of operations	261,426	271,272	268,157

Gross profit	25,488	35,026	48,716

CORPORATE OPERATING EXPENSES	(25,496)	(23,655)	(18,447)

LOSS ON SALES OF CENTERS	—	—	(170)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	3,030	3,072	2,613

INTEREST EXPENSE, net	(52,780)	(50,754)	(44,860)

GAIN ON REPURCHASE OF NOTES PAYABLE	—	3,076	—

LOSS ON DISSOLUTION OF PARTNERSHIP	—	(1,000)	—

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	(29,595)	(190,807)	—

Loss before reorganization items and income taxes	(79,353)	(225,042)	(12,148)

REORGANIZATION ITEMS	(17,513)	—	—

Loss before income taxes	(96,866)	(225,042)	(12,148)

PROVISION (BENEFIT) FOR INCOME TAXES	2,175	(14,824)	15,069

Net loss	$(99,041)	$(210,218)	$(27,217)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

(DEBTOR AND DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(Amounts in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Capital	Gain (Loss)	(Deficit)	Total
BALANCE AT JUNE 30, 2004	5,468,814	$5	$87,081	$—	$7,855	$94,941

Net loss	—	—	—	—	(27,217)	(27,217)
BALANCE AT JUNE 30, 2005	5,468,814	5	87,081	—	(19,362)	67,724

Net loss	—	—	—	—	(210,218)	(210,218)

Other comprehensive income:
Unrealized gain attributable to change in fair value of derivative	—	—	—	601	—	601
Comprehensive loss						(209,617)
BALANCE AT JUNE 30, 2006	5,468,814	5	87,081	601	(229,580)	(141,893)

Net loss	—	—	—	—	(99,041)	(99,041)

Other comprehensive income:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(498)	—	(498)
Comprehensive loss						(99,539)
BALANCE AT JUNE 30, 2007	5,468,814	$5	$87,081	$103	$(328,621)	$(241,432)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

(DEBTOR AND DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

(Amounts in thousands)

	Years Ended June 30,
	2007	2006	2005
OPERATING ACTIVITIES:
Net loss	$(99,041)	$(210,218)	$(27,217)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cash used for reorganization items	11,367	—	—
Write-off of deferred financing costs, included in reorganization items	6,146	—	—
Loss on sales of centers	—	—	170
Depreciation and amortization	57,040	64,852	65,601
Amortization of deferred financing costs	3,158	3,051	3,173
Equity in earnings of unconsolidated partnerships	(3,030)	(3,072)	(2,613)
Distributions from unconsolidated partnerships	3,008	3,387	2,621
Gain on repurchase of notes payable	—	(3,076)	—
Loss on dissolution of partnership	—	1,000	—
Impairment of goodwill and other intangible assets	29,595	190,807	—
Deferred income taxes	—	(15,224)	15,224
Changes in operating assets and liabilites:
Trade accounts receivables, net	1,007	3,016	8,096
Other current assets	81	(407)	(1,736)
Accounts payable, other accrued expenses and accrued interest subject to compromise	11,101	3,512	726
Net cash provided by operating activities before reorganization items	20,432	37,628	64,045

Cash used for reorganization items	(11,367)	—	—
Net cash provided by operating activities	9,065	37,628	64,045

INVESTING ACTIVITIES:
Acquisition of fixed-site center, net of cash acquired	—	(2,345)	—
Proceeds from sales of centers	—	—	2,810
Additions to property and equipment	(16,163)	(30,927)	(30,459)
Sale (purchase) of short-term investments	—	5,000	(5,000)
Other	118	(235)	(3,110)
Net cash used in investing activities	(16,045)	(28,507)	(35,759)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(6,529)	(293,109)	(37,781)
Proceeds from issuance of notes payable	1,145	298,500	—
Borrowings on credit facility	5,000	—	—
Payments made in connection with refinancing notes payable	—	(6,836)	—
Payment for interest rate cap contract	—	(307)	—
Other	(12)	—	(78)
Net cash used in financing activities	(396)	(1,752)	(37,859)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(7,376)	7,369	(9,573)
Cash, beginning of period	28,208	20,839	30,412
Cash, end of period	$20,832	$28,208	$20,839

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$42,116	$42,852	$42,461
Income taxes paid	318	422	202
Equipment additions under capital leases	3,358	737	—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

1.       NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.   All references to “Holdings” mean InSight Health Services Holdings Corp. by itself.  All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings by itself.  Through InSight and its subsidiaries, we provide diagnostic imaging, and related management services in more than 30 states throughout the United States.   Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 86 mobile magnetic resonance imaging, or MRI, facilities, seven mobile positron emission tomography, or PET, facilities, 14 mobile PET/CT facilities, two mobile lithotripsy facilities, three mobile computed tomography, or CT, facilities (collectively, mobile facilities), 56 MRI fixed-site centers, 43 multi-modality fixed-site centers, one PET/CT fixed center and one PET fixed-site center (collectively, fixed-site centers).

At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.     REORGANIZATION

In November 2006, we engaged Lazard Frères & Co. LLC as our financial advisor to assist us in exploring strategic alternatives.  In March 2007, we announced an offer to exchange shares of Holdings’ common stock for up to $194.5 million aggregate principal amount of InSight’s 9.875% senior subordinated notes due 2011, or senior subordinated notes.  The exchange offer initially provided for consummation on an out-of-court basis or in connection with the filing of a prepackaged plan of reorganization under chapter 11 of the Bankruptcy Code. On May 29, 2007, Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700).  The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business.  On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code. The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007, or the effective date.

On August 1, 2007 pursuant to the exchange offer and plan of reorganization, all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled and the following distributions were made (after giving effect to a 1 for 6.326392 reverse stock split of Holdings’ common stock):

•                  Holders of InSight’s senior subordinated notes received 7,780,000 shares of newly issued Holdings’ common stock, which represented 90% of all shares of Holdings’ common stock outstanding after consummation of the plan of reorganization.

•                  Holders of Holdings’ common stock prior to the effective date received 864,444 shares of newly issued Holdings’ common stock, which represented 10% of all shares of Holdings’ common stock after consummation of the plan of reorganization.

Holdings’ common stock is listed on the Over-The-Counter Bulletin Board under the symbol “ISGT”.

The plan of reorganization provided for the assumption of substantially all executory contracts and unexpired leases; provided, however, we did terminate (i) the management agreement with J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and (ii) the stockholders agreement with holders of Holdings’ common stock and stock options.

On August 1, 2007, we implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy

Code”, or SOP 90-7.  The provisions of fresh-start reporting require that we revalue our assets and liabilities to fair value, reestablish stockholders’ equity using the reorganized value established in connection with the plan of reorganization, and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. As a result of the adoption of SOP 90-7, we are reviewing the fair value of our assets and liabilities and expect that we will be required to adjust the value of some of our assets and liabilities. We expect that the implementation of fresh-start reporting under SOP 90-7 will have a material effect on our consolidated financial statements. As a result, our consolidated financial statements published for periods following the effectiveness of our plan of reorganization on August 1, 2007, will not be comparable to our consolidated financial statements published before the effectiveness of the plan (Note 20).

We have prepared the accompanying consolidated financial statements in accordance with SOP 90-7 and on a going-concern basis, which assumes continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.

SOP 90-7 requires that the consolidated financial statements for periods subsequent to a Chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business.  Accordingly, all transactions (including, but not limited to, all professional fees) directly associated with the reorganization of the business are reported separately in the financial statements.  As of June 30, 2007, we had recognized the following reorganization items in our consolidated financial statements (amounts in thousands):

Year Ended
June 30, 2007

Professional fees	$7,559
Write-off of deferred financing costs	6,146
Consent fees	1,250
Management incentive	1,698
Other	860
$17,513

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of August 2, 2007, we had total indebtedness of approximately $321.4 million.  In addition, as a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years.  We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness.  However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.     CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements include our accounts and those of all controlled subsidiaries.  All significant intercompany transactions and balances have been eliminated,  Equity investments in which the Company exercises significant influence, but does not control, and is not the primary beneficiary are accounted for using the equity method (Note 15).  Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

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

c.     REVENUE RECOGNITION

Revenues from contract services and from patient services are recognized when services are provided.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists.   We report payments made to radiologists on a net basis because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractually agreed upon amounts from collections and (iii) the radiologists bear the risk of non-collection; however, we have entered into arrangements with several radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.    Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

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

g.     DEFERRED FINANCING COSTS

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from seven to ten years.  Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations.  Total costs deferred and included in other assets in the accompanying consolidated balance sheets at June 30, 2007 and 2006 were approximately $7.5 million and $16.8 million, respectively.  During the fourth quarter of fiscal 2007 we wrote-off approximately $6.1 million of deferred financing costs associated with our senior subordinated notes, which are included in reorganization items in the consolidated statements of operations (Note 2).

h.     SHARE-BASED COMPENSATION

On July 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment”, or SFAS 123R.  SFAS 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and supersedes Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”, or APB 25.  SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.  Because we used the minimum value method of measuring share-based compensation expense under SFAS 123, and because we meet the definition of a nonpublic entity under SFAS 123R, we are required to adopt the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006.  Accordingly, we will continue to account for any portion of awards outstanding prior to July 1, 2006 under the pro forma provisions of SFAS 123, and prior periods have not been restated to reflect the impact of SFAS 123R.  There were no options or other forms of share-based payment granted during the year ended June 30, 2007.  As a result, no amounts of compensation cost were recognized in the consolidated statements of operations.

		Years Ended June 30,
		2007	2006	2005
Net loss:	As reported	$(99,041)	$(210,218)	$(27,217)
	Expense	(259)	(291)	(245)
	Pro forma	$(99,300)	$(210,509)	$(27,462)

The fair value of each option grant issued is estimated on the date of grant or issuance using the Black-Scholes pricing model under the minimum value method with the following assumptions used for the grants and issuances in the years ended June 30, 2006 and 2005, respectively.

	Years Ended June 30,
	2006	2005
Assumptions
Weighted average estimated fair value per option granted	$6.65	$6.80
Risk-free interest rate	4.06-4.40%	4.13-4.50%
Volatility	0.00%	0.00%
Expected dividend yield	0.00%	0.00%
Estimated life	10.00 years	10.00 years

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

i.      GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and Other Intangible Assets.  Goodwill represents the excess purchase price we paid over the fair value of the tangible and intangible assets and liabilities acquired in acquisitions.   In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.   Other intangible assets are amortized on a straight-line basis over the estimated lives of the assets ranging from five to thirty years.

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

We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at our incremental borrowing rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

In connection with adoption of fresh-start reporting as of August 1, 2007, all of our goodwill and other intangible assets will be remeasured using current fair value (Note 20).

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

m.            NEW PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurement”, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements.  We will be required to adopt SFAS 157 as of August 1, 2007.  We are currently assessing the effect of SFAS 157 on our financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”, or SAB 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for companies with fiscal years ending after November 15, 2006 and we were required to adopt its provisions in our fiscal year ending June 30, 2007. The adoption of SAB 108 did not have a material effect on our financial condition and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return.  We are required to adopt the provisions of FIN 48 beginning in fiscal 2008.  The adoption of FIN 48 will not have a material effect on our financial condition and results of operations.

4.       TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

	June 30,
	2007	2006
Trade accounts receivables	$87,246	$85,972
Less: Allowances for professional fees	10,461	9,782
Allowances for contractual adjustments	21,454	22,712
Allowances for doubtful accounts	12,648	9,788
Trade accounts receivables, net	$42,683	$43,690

The allowances for doubtful accounts and contractual adjustments include management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience.  The amounts we will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowances for doubtful accounts and contractual adjustments in the accompanying consolidated financial statements at June 30, 2007.

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

5.       OTHER CURRENT ASSETS

Other current assets are comprised of the following (amounts in thousands):

	June 30,
	2007	2006
Prepaid expenses	$6,234	$7,405
Amounts due from our unconsolidated partnerships	2,101	984
	$8,335	$8,389

6.       PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	June 30,
	2007	2006
Vehicles	$5,066	$5,382
Land, building and leasehold improvements	35,045	30,706
Computer and office equipment	49,674	48,517
Diagnostic and related equipment	245,576	249,801
Equipment and vehicles under capital leases	66,068	71,499
	401,429	405,905
Less: Accumulated depreciation and amortization	256,606	224,879
Property and equipment, net	$144,823	$181,026

Depreciation expense was approximately $55.7 million, $61.1 million and $61.6 million for the years ended June 30, 2007, 2006 and 2005, respectively.

7.       GOODWILL AND OTHER INTANGIBLE ASSETS

During the second quarter of fiscal 2007, based on our continued declining financial performance and deteriorating market conditions, management determined that a goodwill impairment at our fixed reporting unit had occurred and we recorded a non-cash goodwill impairment charge of approximately $29.6 million related to our fixed reporting unit.

During the fourth quarter of fiscal 2006, as a result of (1) our negative financial trends and (2) the enactment of the Deficit Reduction Act of 2005 and its corresponding anticipated impact on our revenues, we determined that an interim impairment analysis of the fair value of our two reporting units (mobile and fixed) should be performed in accordance with SFAS 142 using a discounted cash flow model and a market multiples model.  We completed our analysis of the fair value of our reporting units utilizing the assistance of an independent valuation firm.  We concluded that impairments had occurred and we recorded a non-cash goodwill impairment charge of approximately $189.4 million related to our reporting units (approximately $126.8 million for our fixed reporting unit and approximately $62.6 million for our mobile reporting unit).  Additionally, in accordance with SFAS 144, we recorded a non-cash impairment charge related to our other intangible assets of approximately $1.4 million related to wholesale contracts in our mobile reporting unit.

A reconciliation of goodwill for the years ended June 30, 2007 and 2006 is as follows (amounts in thousands):

	Mobile		Fixed		Consolidated
Goodwill, June 30, 2005	$104,264		$174,266		$278,530
Acquired in acquisitions	—		2,404	(1)	2,404
Goodwill impairment charge (2)	(62,564)		(126,869)		(189,433)
Adjustments to goodwill	2,472	(3)	490	(4)	2,962
Goodwill, June 30, 2006	44,172		50,291		94,463
Goodwill impairment charge (2)	—		(29,595)		(29,595)
Goodwill, June 30, 2007	$44,172		$20,696		$64,868

(1)          In March 2006, we purchased a majority ownership interest in a joint venture that operates an MRI fixed-site center in San Ramon, California.  In connection with this purchase, we recorded a $2.4 million increase in goodwill.

(2)          We recorded goodwill impairment charges discussed above.

(3)          In December 2005, we dissolved a mobile lithotripsy partnership in Connecticut.  In connection with this dissolution, we recorded a $1.0 million reduction in associated goodwill.  In 2006, we increased the balance of goodwill by $3.5 million as a result of recording a deferred tax liability on the indefinite-lived intangible assets acquired in Holdings’ fiscal 2002 acquisition of InSight and its subsidiaries not previously recorded.

 (4)       In October 2005, we purchased the remaining ownership interest in a joint venture in Buffalo, New York.  In connection with this purchase, we recorded a $0.5 million increase in goodwill.

The following reconciliation of other intangible assets is as follows (amounts in thousands):

	June 30, 2007		June 30, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortized intangible assets:
Managed care contracts	$24,410	$4,202	$24,410	$3,388
Wholesale contracts	14,006	12,678	14,006	12,235
	38,416	16,880	38,416	15,623

Unamortized intangible assets:
Trademark	8,680	—	8,680	—
Other intangible assets	$47,096	$16,880	$47,096	$15,623

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5 to 7 years

Amortization of intangible assets was approximately $1.3 million, $3.6 million and $3.8 million for the years ended June 30, 2007, 2006 and 2005, respectively.

Estimated amortization expense for the years ending June 30, are as follows (amounts in thousands):

2008	$1,257
2009	1,257
2010	1,257
2011	814
2012	814

8.       ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	June 30,
	2007	2006
Accounts payable	$2,651	$3,723
Accrued equipment related costs	3,529	3,447
Accrued payroll and related costs	12,744	12,977
Accrued interest expense	5,289	8,444
Accrued professional fees	2,020	2,206
Accrued legal fees	3,309	1,489
Other accrued expenses	9,077	7,791
	$38,619	$40,077

9.       LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refers to unsecured obligations which will be accounted for under Holdings’ and InSight’s plan of reorganization. They represent the amount expected to be allowed on known claims to be resolved through the chapter 11 process.

At June 30, 2007, liabilities subject to compromise are comprised of the following (amounts in thousands):

	June 30,
	2007	2006
Unsecured senior subordinated notes payable	$194,500	$—
Accrued interest expense	11,204	—
	$205,704	$—

(1)  Includes accrued interest from November 1, 2006 to May 29, 2007.

10.    NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	June 30,
	2007	2006

Senior secured floating rate notes payable (floating rate notes), bearing interest at LIBOR plus 5.25% (10.61% at June 30, 2007), interest payable quarterly, principal due in November 2011. At June 30, 2007, the fair value of the notes was approximately $292.5 million.	$300,000	$300,000

Unsecured senior subordinated notes payable (senior subordinated notes), bearing interest at 9.875%, interest payable semi-annually, principal due in November 2011. At June 30, 2007, the fair value of the notes was approximately $62.2 million.	194,500	194,500

Revolving credit facility, bearing interest at LIBOR plus 2.5% or prime rate (8.25% at June 30, 2007), interest payable monthly, principal due in November 2011.	5,000	—

Other notes payable	1,777	1,614

Total notes payable	501,277	496,114
Less: Unamortized discount on floating rate notes	1,150	1,356
Less: Amounts classified as liabilities subject to compromise	194,500	—
Less: Current portion	5,737	555
Long-term notes payable	$299,890	$494,203

In September 2005, through InSight, we issued $300 million aggregate principal amount of senior secured floating rate notes, or floating rate notes.  The proceeds from the issuance of the floating rate notes were used to (1) repay all borrowings under our then existing credit facility (approximately $237.6 million); (2) repurchase approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes, or senior subordinated notes, in privately negotiated transactions; and (3) pay certain related fees and expenses (approximately $6.8 million).  This transaction is considered a debt modification under accounting principles generally accepted in the United States.  In connection with the $55.5 million repurchase, we realized a gain of approximately $3.1 million, net of a write-off of deferred financing costs of approximately $2.5 million.  Holdings’ and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.   The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets.  In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.   We are prohibited from redeeming the floating rate notes prior to January 1, 2008, and thereafter we are required to pay certain redemption premiums if the floating rate notes are redeemed prior to maturity.  In July 2007, we issued an additional $15 million aggregate principal amount of floating rate notes.  Such notes were issued at 85% of their principal amount, or $12.75 million in cash, and are entitled to customary registration rights and other terms consistent with our original issuance floating rate notes.

In January 2006, through InSight, we purchased an interest rate cap contract.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0% (Note 19).

Through InSight, we also had outstanding $194.5 million aggregate principal amount of senior subordinated notes.  On August 1, 2007, the senior subordinated notes were cancelled and exchanged for Holdings’ common stock as part of Holdings’ and InSight’s plan of reorganization and exchange offer (Note 2).

Through certain of InSight’s subsidiaries, we have an asset-based revolving credit facility of up to $30 million. Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility.  All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing.  Borrowings under the revolving credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate (8.25% as of June 30, 2007).  At June 30, 2007 there was $5.0 million in borrowings outstanding under the revolving credit facility.  At June 30, 2007, there were letters of credit of approximately $2.6 million outstanding under the credit facility, of which approximately $0.6 million were cash collateralized.

The agreements governing our credit facility and floating rate notes contain restrictions on among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.  On and prior to May 29, 2007, we entered into several amendments to our $30 million asset-based revolving credit facility with Bank of America, N.A., as collateral agent, administrative agent and lender thereunder. These amendments, among other things, permitted Holdings and InSight to file voluntary petitions for reorganization pursuant to chapter 11 of the Bankruptcy Code (the “Chapter 11 Petitions”) and consummate their plan of reorganization. On May 29, 2007, we entered into Waiver and Agreement No. 1 to our floating rate notes indenture (the “Indenture Waiver”) and a Second Supplemental Indenture to our floating rate notes indenture (the “Indenture Supplement”), in each case with U.S. Bank National Association, as indenture trustee, and the holders of a majority of our floating rate notes. The Indenture Waiver and Indenture Supplement provided for, among other things, (1) a waiver of compliance by Holdings and its subsidiaries with those provisions of the floating rate notes indenture that the majority noteholders could waive that would restrict the filing of the Chapter 11 Petitions and consummation of the plan of reorganization, (2) a prohibition on optional redemptions by InSight of the floating rate notes prior to January 1, 2008 and the payment of redemption premiums to the extent the floating rate notes are redeemed thereafter, and (3) various amendments to the negative covenants in the floating rate notes indenture, including removing the ability of Holdings and its subsidiaries (other than in certain limited circumstances) to pay dividends, redeem stock and make investments and further restricting the ability of Holdings and its subsidiaries to engage in asset sales and incur liens and additional indebtedness.

Scheduled maturities of equipment and other notes payable at June 30, 2007, are as follows for the years ending (amounts in thousands):

2008	$5,737
2009	636
2010	167
2011	180
2012	300,057
$306,777

11.    LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We lease diagnostic equipment, certain other equipment and our office and imaging facilities under various capital and operating leases.  Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2007 are as follows for the years ending (amounts in thousands):

	Capital	Operating
2008	$3,265	$14,070
2009	1,359	12,139
2010	1,083	10,262
2011	884	8,263
2012	379	5,684
Thereafter	—	4,470
Total minimum lease payments	6,970	$54,888
Less: Amounts representing interest	741
Present value of capital lease obligations	6,229
Less: Current portion	2,927
Long-term capital lease obligations	$3,302

Accumulated depreciation on assets under capital leases was $11.3 million and $13.1 million at June 30, 2007 and 2006, respectively.

Rental expense for diagnostic equipment and other equipment for the years ended June 30, 2007, 2006 and 2005 was $6.1 million, $3.3 million and $2.3 million, respectively.

We occupy facilities under lease agreements expiring through October 2017.  Some of these lease agreements may include provisions for an increase in lease payments based on the Consumer Price Index or scheduled increases based on a guaranteed minimum percentage or dollar amount.  Rental expense for these facilities for the years ended June 30, 2007, 2006 and 2005 was $8.8 million, $8.9 million and $9.2 million, respectively.

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective.  We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

On February 3, 2004, Southwest Outpatient Radiology, P.C, or SWOR, filed a Summons and Complaint against InSight Health Corp., one of InSight’s subsidiaries, or IHC, in the Superior Court, Maricopa County, Arizona, for Declaratory Relief seeking a declaration as to the meaning and effect of a certain provision of the professional services agreement, or PSA, pursuant to which SWOR provided professional services at IHC’s facilities in Phoenix, Arizona.  SWOR claimed the PSA provided a right of first refusal to provide professional services at any center IHC acquired in Maricopa County.  IHC believes that the provision related only to “de novo” centers which IHC developed.  In April 2004, IHC acquired the stock of Comprehensive Medical Imaging, Inc., which owned and operated 21 fixed-site centers, six of which were located in Maricopa County, pursuant to a stock purchase agreement.

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

In August 2003, IHC entered into a series of agreements and acquired a joint venture interest through a limited liability company it formed called Kessler Imaging Associates, LLC, or KIA, in a CT fixed-site center in Hammonton, New Jersey.  KIA is owned 55% by IHC and 45% by Bernard Neff, M.D., or Dr. Neff.  KIA managed Kessler CAT Scan Associates, LLC, which provided CT, and mobile MRI and PET (using IHC mobile facilities) services to inpatients of William B. Kessler Memorial Hospital, or Hospital, and community outpatients.

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

On March 8, 2006, IHC filed suit in the U.S. District Court for the District of New Jersey against the Hospital.  By the Complaint, IHC has asserted claims for fraud and seeks in excess of $4 million in compensatory damages plus additional amounts for punitive damages.  The Hospital has denied the substantive allegations against it.

The Hospital in turn filed a Counterclaim against IHC.  Initially, we moved to dismiss that Counterclaim for failure to state a claim and for failure to comply with pleading requirements.  Before that Motion could be ruled upon, the Hospital filed an Amended Counterclaim.  By the Amended Counterclaim, the Hospital asserts that IHC engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that IHC aided and abetted Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that IHC conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration.  By the Amended Counterclaim, the Hospital seeks compensatory damages of not less than $5 million and punitive damages of not less than $10 million.  We have moved to dismiss, and the motion remains pending at the present time.  We have also answered the Amended Counterclaim, denying all of the substantive allegations.  IHC intends to vigorously prosecute its case against the Hospital and defend the Hospital’s claims.

On September 13, 2006, the Hospital filed a voluntary bankruptcy petition under chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case and the arbitration have been stayed pursuant to 11 U.S.C. § 362.  IHC and KIA have both filed proofs of claim in the Hospital’s bankruptcy case.  IHC has asserted contingent unliquidated claims based upon the litigation currently stayed in the U.S. District Court for the District of New Jersey.  KIA has filed a claim based upon the lease between KIA and the Hospital.  The Hospital remains a debtor-in-possession and is attempting to reorganize.  On August 16, 2007, the Hospital filed its first amended plan of reorganization and accompanying disclosure statement.

IHC no longer provides any services to the Hospital and the lease has been terminated.

12.    CAPITAL STOCK

STOCK OPTIONS:  We originally reserved 626,000 shares for the granting of nonstatutory stock options to key employees.  Options are issued with an exercise price of at least the fair market value, as determined by the board of directors, of our common stock on the grant date.  During fiscal 2006, we increased the number of shares reserved for such grants by 219,286 shares.  Typically, 50% of the options vest cumulatively over various periods up to five years from the grant date, and 50% vest cumulatively upon the achievement of certain performance targets on an exit event.  The options are exercisable in whole or in installments, and expire ten years from the grant date.  As of June 30, 2007, we had 175,500 shares available for issuance.

We had one stock option plan, which provided for the granting of nonstatutory stock options to four key employees (all of whom are no longer with the Company), all of which are fully vested.  Holders of options for 175,990 shares of InSight common stock rolled over their options and received options for Holdings’ common stock with the same terms under our stock option plan.  At June 30, 2007, options to purchase 123,490 shares of Holdings’ stock were outstanding under this plan.

The stock option plan was terminated and all outstanding options were cancelled on August 1, 2007 upon consummation of the plan of reorganization (Note 2).

A summary of the status of Holdings’ stock options at June 30, 2007, 2006 and 2005 and changes during the periods is presented below:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2004	602,990	$16.10	$6.57
Granted	209,500	19.82	6.80
Forfeited	(195,500)	18.07	6.57
Outstanding, June 30, 2005	616,990	16.74	6.65
Granted	338,236	19.82	6.65
Forfeited	(105,500)	19.43	6.58
Outstanding, June 30, 2006	849,726	17.74	6.66
Forfeited	(60,000)	18.58	6.63
Outstanding, June 30, 2007	789,726	$17.68	$6.66

Exercisable at June 30, 2007	291,075	$14.63	$6.65	6.55

Non-vested, June 30, 2006	608,311	$19.42	$6.66
Vested	(76,735)	19.36	6.64
Forfeited	(32,925)	18.92	6.66
Non-vested, June 30, 2007	498,651	$19.46	$6.66

Exercisable at:
June 30, 2005	204,565	$12.56
June 30, 2006	241,415	$13.50
June 30, 2007	291,075	$14.63

Of the options outstanding at June 30, 2007, the characteristics are as follows:

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$ 8.37	$8.37	123,490	123,490	4.33 years
18.00 - 19.82	19.40	167,585	666,236	6.71 years
		291,075	789,726

13.    INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the financial statements and tax bases of assets and liabilities.  For the year ended June 30, 2007, we have provided approximately $1.7 million for tax exposure related to prior years.  The provision for income taxes for the years ended June 30, 2007, 2006 and 2005 is as follows (amounts in thousands):

	Years Ended June 30,
	2007	2006	2005
Current provision:
Federal	$—	$—	$—
State	2,175	400	(155)
	2,175	400	(155)
Deferred taxes arising from temporary differences:
State income taxes	88	9	(9)
Accrued expenses	335	181	(741)
Reserves	(631)	103	(1,376)
Depreciation	(7,652)	(7,114)	3,604
Amortization	(1,249)	(38,625)	5,367
Creation/utilization of net operating losses	(14,758)	(6,143)	(11,758)
Section 481 adjustment	—	—	1,161
Changes in valuation allowance	23,811	39,855	20,694
Non-goodwill intangible amortization	(89)	(11)	(1,001)
(Loss) income from partnerships	124	(3,480)	(536)
Other	21	1	(181)
Total deferred taxes arising from temporary differences	—	(15,224)	15,224
Total provision (benefit) for income taxes	$2,175	$(14,824)	$15,069

A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Years Ended June 30,
	2007	2006	2005
Federal statutory tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	(2.2)	0.6	(11.8)
Permanent items, including goodwill and non-deductible merger costs	(0.2)	(0.1)	(1.5)
Changes in valuation allowance	(29.7)	(15.7)	(138.9)
Impairment of goodwill and other intangible assets	(4.1)	(9.7)	—
Other, net	(0.1)	(2.5)	(5.8)
Net effective tax rate	(2.3)%	6.6%	(124.0)%

The components of our net deferred tax liability (including current and non-current portions) as of June 30, 2007 and 2006, respectively, which arise due to timing differences between financial and tax reporting and net operating loss (NOL) carryforwards are as follows (amounts in thousands):

	June 30,
	2007	2006
Accrued expenses	$1,576	$1,911
Depreciation	(13,283)	(20,934)
Amortization	24,650	23,400
Reserves	2,718	2,087
Income (loss) from partnerships	3,348	3,472
State income taxes	(85)	3
Non-goodwill intangible amortization	(10,046)	(10,135)
NOL carryforwards	77,034	62,218
Other	57	78
Net deferred asset	85,969	62,100
Valuation allowance	(89,441)	(65,572)
	$(3,472)	$(3,472)

As of June 30, 2007, we had federal NOL carryforwards of approximately $212.5 million and various state NOL carryforwards.  These NOL carryforwards expire between 2007 and 2026.  The charitable contribution carryforwards of approximately $0.1 million will begin to expire in 2009 if not utilized.

A valuation allowance is provided against the net deferred tax asset when it is more likely than not that the net deferred tax asset will not be realized.  Based upon (1) our losses in recent years, (2) the impairment charges recorded in 2007 and 2006 (Note 7) and (3) the available evidence, management determined that is more likely than not that the deferred tax assets related to certain NOL carryforwards and other assets as of June 30, 2007 will not be realized.  Consequently, we have a valuation allowance in the amount of $89.4 million as of June 30, 2007.  In determining the net asset subject to a valuation allowance, we excluded a deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $3.5 million after application of the valuation allowance.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented.  Importantly, the subsequent event, as discussed below, cannot be anticipated for purposes of the valuation allowance calculation at June 30, 2007.

On August 1, 2007, as discussed in Note 2, a plan of reorganization and cancellation of indebtedness became effective.  The NOL carryforwards will be significantly reduced by the cancellation of indebtedness income.  Furthermore, future utilization of any remaining NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions.  We anticipate that the limitation will allow use of approximately $3.0 million of attributes per year.

14.    RETIREMENT SAVINGS PLAN

InSight has a 401(k) Savings Plan, or the Plan, which is available to all eligible employees, pursuant to which InSight matches a percentage of employee contributions to the Plan.  InSight contributions of approximately $1.5 million, $1.4 million and $1.3 million were made for the years ended June 30, 2007, 2006 and 2005.

15.    INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

We have direct ownership in five Partnerships at June 30, 2007, four of which operate fixed-site centers and one of which operates a mobile PET/CT facility.  We own between 24% and 50% of these Partnerships, and provide certain management services pursuant to contracts or as a managing general partner.  These Partnerships are accounted for under the equity method.

Set forth below is certain financial data of these Partnerships (amounts in thousands):

	June 30,
	2007	2006
Combined Financial Position:
Current assets:
Cash	$3,334	$3,275
Trade accounts receivables, net	3,499	2,958
Other	218	66
Property and equipment, net	3,550	3,073
Other assets	400	—
Intangible assets, net	2	34
Total assets	11,003	9,406
Current liabilities	(1,723)	(1,958)
Due to the Company	(1,797)	(873)
Long-term liabilities	(130)	(364)
Net assets	$7,353	$6,211

Set forth below are the combined operating results of the Partnerships and our equity in earnings of the Partnerships (amounts in thousands):

	Years Ended June 30,
	2007	2006	2005
Operating Results:
Revenues	$28,505	$27,430	$25,935
Expenses	21,026	20,439	19,558
Net income	$7,479	$6,991	$6,377

Equity in earnings of unconsolidated partnerships	$3,030	$3,072	$2,613

16.    RELATED PARTY TRANSACTIONS

We had a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. provided business, management and financial advisory services to InSight and the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  This management agreement was terminated in connection with the consummation of Holdings’ and InSight’s plan of reorganization.

17.    SEGMENT INFORMATION

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

The following tables summarize our operating results by segment (amounts in thousands):

Year ended June 30, 2007:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$106,799	$21,894	$—	$128,693
Patient services revenues	—	158,221	—	158,221
Total revenues	106,799	180,115	—	286,914
Depreciation and amortization	25,674	24,898	6,468	57,040
Total costs of operations	91,345	151,447	18,634	261,426
Corporate operating expenses	—	—	(25,496)	(25,496)
Equity in earnings of unconsolidated partnerships	—	3,030	—	3,030
Interest expense, net	(4,014)	(4,227)	(44,539)	(52,780)
Impairment of goodwill and other intangible assets	—	(29,595)	—	(29,595)
Income (loss) before reorganization items and income taxes	11,440	(2,124)	(88,669)	(79,353)

Additions to property and equipment	2,918	10,767	2,478	16,163

Year ended June 30, 2006:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$113,757	$20,649	$—	$134,406
Patient services revenues	904	170,988	—	171,892
Total revenues	114,661	191,637	—	306,298
Depreciation and amortization	30,565	25,280	9,007	64,852
Total costs of operations	97,586	154,377	19,309	271,272
Corporate operating expenses	—	—	(23,655)	(23,655)
Equity in earnings of unconsolidated partnerships	—	3,072	—	3,072
Interest expense, net	(6,131)	(5,748)	(38,875)	(50,754)
Gain on repurchase of notes payable	—	—	3,076	3,076
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Impairment of goodwill and other intangible assets	(63,938)	(126,869)	—	(190,807)
Loss before income taxes	(53,994)	(92,285)	(78,763)	(225,042)

Additions to property and equipment	12,517	12,798	5,612	30,927

Year ended June 30, 2005:

	Mobile	Fixed	Other	Consolidated
Contract services revenues	$118,891	$17,646	$—	$136,537
Patient services revenues	1,500	178,836	—	180,336
Total revenues	120,391	196,482	—	316,873
Depreciation and amortization	31,176	25,301	9,124	65,601
Total costs of operations	98,147	150,105	19,905	268,157
Corporate operating expenses	—	—	(18,447)	(18,447)
Loss on sales of centers	—	(170)	—	(170)
Equity in earnings of unconsolidated partnerships	—	2,613	—	2,613
Interest expense, net	(8,572)	(7,058)	(29,230)	(44,860)
Income (loss) before income taxes	13,672	41,762	(67,582)	(12,148)

Additions to property and equipment	14,361	14,974	1,124	30,459

18.    RESULTS OF QUARTERLY OPERATIONS (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands)

2007:
Revenues	$73,672	$71,966	$70,065	$71,211	$286,914
Gross profit	6,583	4,543	6,890	7,472	25,488
Net loss	(12,132)	(43,546)	(11,474)	(31,889)	(99,041)

2006:
Revenues	$78,708	$75,639	$76,560	$75,391	$306,298
Gross profit	12,463	9,333	7,533	5,697	35,026
Net loss	(2,447)	(9,819)	(11,205)	(186,747)	(210,218)

19.    HEDGING ACTIVITIES

We account for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133.  In accordance with SFAS 133, we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge.  We also formally assess, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item.

In January 2006, through InSight, we purchased an interest rate cap contract for a cost of approximately $0.3 million.  The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.  We have designated this interest cap contract as a highly effective cash flow hedge of our floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss).  The premium paid for the contract will be amortized over the life of the contract as required under SFAS 133.  The fair value of the interest rate cap contract was approximately $0.3 million as of June 30, 2007.

20.    PRO FORMA FRESH-START BALANCE SHEET (Unaudited)

In connection with Holdings’ and InSight’s emergence from chapter 11 protection, we adopted fresh-start reporting as of August 1, 2007 in accordance with SOP 90-7.  Upon the adoption of fresh-start reporting our consolidated financial statements will not be comparable, in various material respects, to any of our previously issued consolidated financial statements.  The consolidated financial statements as of August 1, 2007, and for periods subsequent to the fresh-start effective date, reflect that of a new reporting entity.  Fresh-start reporting results in the creation of a new reporting entity having no retained earnings or accumulated deficit.

Fresh-start reporting reflects our value as determined in the plan of reorganization.  Under fresh-start reporting, our asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards No. 141, “Business Combinations”, or SFAS 141.  Fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates.  Deferred taxes are determined in conformity with Statement of Financial Accounting Standards No, 109 “Accounting for Income Taxes”.

The following unaudited Pro Forma Fresh-Start Balance Sheet illustrates the presently-estimated financial effects of the implementation of the plan of reorganization and the adoption of fresh-start reporting.  This Pro Forma Fresh- Start Balance Sheet reflects the assumed effect of the consummation of the transactions contemplated in the plan of reorganization, including the cancellation and exchange of InSight’s senior subordinated notes for Holdings’ common stock.  This Pro Forma Fresh-Start Balance Sheet is presented as if the effectiveness of the plan of reorganization had occurred, and we had adopted fresh-start reporting, as of June 30, 2007.

This pro forma data is unaudited.   Asset appraisals for fresh-start reporting have not yet been entirely completed, and comparable interest rate and other data required for evaluation of liability values are still being compiled and finalized.  Changes in the values of assets and liabilities and changes in assumptions from those reflected in the Pro Forma Fresh-Start Balance Sheet could significantly impact the reported value of goodwill.  Accordingly, the amounts shown are not final, and are subject to changes and revisions, including differences between the estimates used to develop this Pro Forma Fresh-Start Balance Sheet and the actual amounts ultimately determined.  Balances also will differ due to the results of operations and other transactions occurring between June 30, 2007 and August 1, 2007, which is the adoption date of fresh-start reporting.

The pro forma effects of the plan of reorganization and fresh-start reporting on our Pro Forma Fresh-Start Balance Sheet as of June 30, 2007 are as follows (amounts in thousands):

	Fresh-Start Adjustments
		(a)	(b)
			Revaluation
		Settlement	of Assets	Pro Forma
	June 30,	of Unsecured	and	June 30,
	2007	Claims	Liabilities	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,832	$—	$7,750	$28,582
Trade accounts receivables, net	42,683	—	—	42,683
Other current assets	8,335	—	—	8,335
Total current assets	71,850	—	7,750	79,600

Property and equipment, net	144,823	—	—	144,823
Investments in partnerships	3,413	—	2,607	6,020
Other assets	7,881	—	(7,881)	—
Reorganization value in excess of amounts allocable to identifiable assets	—	108,972	58,786	167,758
Other intangible assets, net	30,216		(4,208)	26,008
Goodwill	64,868	—	(64,868)	—
	$323,051	$108,972	$(7,814)	$424,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of notes payable and capital lease obligations	$8,664	$—	$(5,000)	$3,664
Accounts payable and other accrued expenses	38,619	—	7,286	45,905
Total current liabilities	47,283	—	2,286	49,569

Long-term liabilities:
Notes payable and capital lease obligations, less current portion	303,192	—	(10,100)	293,092
Liabilities subject to compromise	205,704	(205,704)	—	—
Other long-term liabilities	8,304	—	—	8,304
Total long-term liabilities	517,200	(205,704)	(10,100)	301,396

Stockholders’ equity (deficit)
Common stock	5	4	—	9
Additional paid-in capital	87,081	(13,846)	—	73,235
Accumulated other comprehensive income	103	(103)	—	—
Accumulated deficit	(328,621)	328,621	—	—
Total stockholders’ equity (deficit)	(241,432)	314,676	—	73,244
	$323,051	$108,972	$(7,814)	$424,209

(a)                Settlement of Unsecured Claims.  This reflects the cancellation of approximately $205.7 million of liabilities subject to compromise pursuant to the terms of the plan of reorganization.  The unsecured creditors received 7,780,000 shares of Holdings’ common stock in satisfaction of such claims.

(b)               Revaluation of Assets and Liabilities.  Fresh-start adjustments are made to reflect asset values at their estimated fair value and liabilities at estimated fair value, based on an estimated total reorganization value of approximately $370.0 million:

•                  Adjustments to cash and cash equivalents and notes payable to reflect the issuance of $15.0 million aggregate principal amount of floating rate notes in exchange for approximately $12.8 million of cash.

•                  Adjustments to cash and cash equivalents and notes payable to reflect the repayment of approximately $5.0 million on the credit facility.

•                  Adjustments of approximately $2.6 million to increase the fair value of investments in partnerships.

•                  Adjustments of approximately $7.9 million to reduce the value of deferred loan fees.

•                  Adjustments of approximately $4.2 million to reduce the value of other intangible assets.

•                  Adjustments of approximately $64.9 million to reduce the value of goodwill.

•                  Adjustment of approximately $7.3 million to accounts payable and other accrued expenses to reflect the remaining fees and expenses related to the chapter 11 proceedings.

•                  Adjustments of approximately $22.9 million to reduce the value of floating rate notes.

•                  The elimination of the Holdings’ existing equity accounts.

•                  Additionally, goodwill of approximately $167.8 million is recorded to reflect the excess of the estimated fair value of identifiable assets over liabilities and equity.

21.    SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Holdings’ and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the floating rate notes and senior subordinated notes (Note 10).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to Holdings are restricted under the agreements governing our material indebtedness.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2007

(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,960	$2,872	$—	$20,832
Trade accounts receivables, net	—	—	36,525	6,158	—	42,683
Other current assets	—	—	8,072	263	—	8,335
Intercompany accounts receivable	87,086	501,435	10,207	—	(598,728)	—
Total current assets	87,086	501,435	72,764	9,293	(598,728)	71,850
Property and equipment, net	—	—	125,737	19,086	—	144,823
Investments in partnerships	—	—	3,413	—	—	3,413
Investments in consolidated subsidiaries	(328,518)	(331,697)	13,984	—	646,231	—
Other assets	—	260	7,621	—	—	7,881
Goodwill and other intangible assets, net	—	—	89,224	5,860	—	95,084
	$(241,432)	$169,998	$312,743	$34,239	$47,503	$323,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$6,861	$1,803	$—	$8,664
Accounts payable and other accrued expenses	—	—	37,406	1,213	—	38,619
Intercompany accounts payable	—	—	588,521	10,207	(598,728)	—
Total current liabilities	—	—	632,788	13,223	(598,728)	47,283
Notes payable and capital lease obligations, less current portion	—	303,850	(5,000)	4,342	—	303,192
Liabilities subject to compromise	—	194,500	11,204	—	—	205,704
Other long-term liabilities	—	166	5,448	2,690	—	8,304
Stockholders’ (deficit) equity	(241,432)	(328,518)	(331,697)	13,984	646,231	(241,432)
	$(241,432)	$169,998	$312,743	$34,239	$47,503	$323,051

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2006

(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$25,944	$2,264	$—	$28,208
Trade accounts receivables, net	—	—	37,540	6,150	—	43,690
Other current assets	—	—	7,960	429	—	8,389
Intercompany accounts receivable	87,086	496,110	15,452	—	(598,648)	—
Total current assets	87,086	496,110	86,896	8,843	(598,648)	80,287
Property and equipment, net	—	—	164,637	16,389	—	181,026
Investments in partnerships	—	—	3,051	—	—	3,051
Investments in consolidated subsidiaries	(228,979)	(232,656)	7,046	—	454,589	—
Other assets	—	905	16,989	10	—	17,904
Goodwill and other intangible assets, net	—	—	121,433	4,503	—	125,936
	$(141,893)	$264,359	$400,052	$29,745	$(144,059)	$408,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$4,730	$930	$—	$5,660
Accounts payable and other accrued expenses	—	—	38,613	1,464	—	40,077
Intercompany accounts payable	—	—	583,196	15,452	(598,648)	—
Total current liabilities	—	—	626,539	17,846	(598,648)	45,737
Notes payable and capital lease obligations, less current portion	—	493,143	2,479	2,100	—	497,722
Other long-term liabilities	—	195	3,690	2,753	—	6,638
Stockholders’ (deficit) equity	(141,893)	(228,979)	(232,656)	7,046	454,589	(141,893)
	$(141,893)	$264,359	$400,052	$29,745	$(144,059)	$408,204

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2007

(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$120,765	$7,928	$—	$128,693
Patient services	—	—	132,391	25,830	—	158,221
Total revenues	—	—	253,156	33,758	—	286,914

Costs of operations	—	—	228,583	32,843	—	261,426
Gross profit	—	—	24,573	915	—	25,488

Corporate operating expenses	—	—	(25,496)	—	—	(25,496)

Equity in earnings of unconsolidated partnerships	—	—	3,030	—	—	3,030

Interest expense, net	—	—	(51,960)	(820)	—	(52,780)

Impairment of goodwill	—	—	(29,595)	—	—	(29,595)
(Loss) income before reorganization items and income taxes	—	—	(79,448)	95	—	(79,353)

Reorganization items	—	—	(17,513)	—	—	(17,513)

(Loss) income before income taxes	—	—	(96,961)	95	—	(96,866)

Provision for income taxes	—	—	2,175	—	—	2,175
(Loss) income before equity in (loss) income of consolidated subsidiaries	—	—	(99,136)	95	—	(99,041)

Equity in (loss) income of consolidated subsidiaries	(99,041)	(99,041)	95	—	197,987	—
Net (loss) income	$(99,041)	$(99,041)	$(99,041)	$95	$197,987	$(99,041)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2006

(Amounts in thousands)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$127,092	$7,314	$—	$134,406
Patient services	—	—	142,755	29,137	—	171,892
Total revenues	—	—	269,847	36,451	—	306,298
Costs of operations	—	—	237,060	34,212	—	271,272
Gross profit	—		32,787	2,239	—	35,026
Corporate operating expenses	—	—	(23,655)	—	—	(23,655)
Equity in earnings of unconsolidated partnerships	—	—	3,072	—	—	3,072
Interest expense, net	—	—	(49,756)	(998)	—	(50,754)
Gain on repurchase of notes payable	—	3,076	—	—	—	3,076
Loss on dissolution of partnership	—	—	(1,000)	—	—	(1,000)
Impairment of goodwill and other intangible assets	—	—	(190,807)	—	—	(190,807)
Income (loss) before income taxes	—	3,076	(229,359)	1,241	—	(225,042)
Benefit for income taxes	—	—	(14,824)	—	—	(14,824)
Income (loss) before equity in (loss) income of consolidated subsidiaries	—	3,076	(214,535)	1,241	—	(210,218)
Equity in (loss) income of consolidated subsidiaries	(210,218)	(213,294)	1,241	—	422,271
Net (loss) income	$(210,218)	$(210,218)	$(213,294)	$1,241	$422,271	$(210,218)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2005

(Amounts in thousands)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$128,619	$7,918	$—	$136,537
Patient services	—	—	146,953	33,383	—	180,336
Total revenues	—	—	275,572	41,301	—	316,873

Costs of operations	—	—	231,144	37,013	—	268,157
Gross profit	—	—	44,428	4,288	—	48,716

Corporate operating expenses	—	—	(18,447)	—	—	(18,447)

Loss on sales of centers	—	—	(170)	—	—	(170)

Equity in earnings of unconsolidated partnerships	—	—	2,613	—	—	2,613

Interest expense, net	—	—	(43,615)	(1,245)	—	(44,860)
(Loss) income before income taxes	—	—	(15,191)	3,043	—	(12,148)

Provision for income taxes	—	—	15,069	—	—	15,069
(Loss) income before equity in (loss) income of consolidated subsidiaries	—	—	(30,260)	3,043	—	(27,217)

Equity in (loss) income of consolidated subsidiaries	(27,217)	(27,217)	3,043	—	51,391	—
Net (loss) income	$(27,217)	$(27,217)	$(27,217)	$3,043	$51,391	$(27,217)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2007

(Amounts in thousands)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(99,041)	$(99,041)	$(99,041)	$95	$197,987	$(99,041)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	11,367			11,367
Write-off of deferred financing costs, included in reorganization items	—	—	6,146			6,146
Depreciation and amortization	—	—	51,308	5,732	—	57,040
Amortization of deferred financing costs	—	—	3,158	—	—	3,158
Equity in earnings of unconsolidated partnerships	—	—	(3,030)	—	—	(3,030)
Distributions from unconsolidated partnerships	—	—	3,008	—	—	3,008
Impairment of goodwill	—	—	29,595	—	—	29,595
Equity in (loss) income of consolidated subsidiaries	99,041	99,041	(95)	—	(197,987)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,015	(8)	—	1,007
Intercompany receivables, net	—	(5,325)	5,084	241	—	—
Other current assets	—	—	(112)	193	—	81
Accounts payable, other accrued expenses and accrued interest
subject to compromise	—	—	11,352	(251)	—	11,101
Net cash (used in) provided by operating activities before
reorganization items	—	(5,325)	19,755	6,002	—	20,432
Cash used for reorganization items	—	—	(11,367)	—	—	(11,367)
Net cash (used in) provided by operating activities	—	(5,325)	8,388	6,002	—	9,065

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(11,074)	(5,089)	—	(16,163)
Other	—	118	63	(63)	—	118
Net cash provided by (used in) investing activities	—	118	(11,011)	(5,152)	—	(16,045)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	207	(5,348)	(1,388)	—	(6,529)
Proceeds from issuance of notes payable	—	—	—	1,145	—	1,145
Borrowings on revolving credit facility	—	5,000	—	—	—	5,000
Other	—	—	(13)	1	—	(12)
Net cash provided by (used in) financing activities	—	5,207	(5,361)	(242)	—	(396)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(7,984)	608	—	(7,376)
Cash, beginning of year	—	—	25,944	2,264	—	28,208
Cash, end of year	$—	$ —	$17,960	$2,872	$—	$20,832

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2006

(Amounts in thousands)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(210,218)	$(210,218)	$(213,294)	$1,241	$422,271	$(210,218)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	59,716	5,136	—	64,852
Amortization of deferred financing costs	—	—	3,051	—	—	3,051
Equity in earnings of unconsolidated partnerships	—	—	(3,072)	—	—	(3,072)
Distributions from unconsolidated partnerships	—	—	3,387	—	—	3,387)
Gain on repurchase of notes payable	—	(3,076)	—	—	—	(3,076)
Loss on dissolution of partnership	—	—	1,000	—	—	1,000
Impairment of goodwill and other intangible assets	—	—	190,807	—	—	190,807)
Deferred income taxes	—	—	(15,224)	—	—	(15,224)
Equity in (loss) income of consolidated subsidiaries	210,218	213,294	(1,241)	—	(422,271)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	2,731	285	—	3,016
Intercompany receivables, net	—	(3,920)	8,191	(4,271)	—	—
Other current assets	—	—	(473)	66	—	(407)
Accounts payable and other accrued expenses	—	—	3,698	(186)	—	3,512
Net cash (used in) provided by operating activities	—	(3,920)	39,277	2,271	—	37,628

INVESTING ACTIVITIES:
Acquisition of fixed-site center	—	—	(2,345)	—	—	(2,345)
Additions to property and equipment	—	—	(29,603)	(1,324)	—	(30,927)
Sale of short-term investments	—	—	5,000	—	—	5,000)
Other	—	(22)	647	(860)	—	(235)
Net cash used in investing activities	—	(22)	(26,301)	(2,184)	—	(28,507)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(287,415)	(5,003)	(691)	—	(293,109)
Proceeds from issuance of notes payable	—	298,500	—	—	—	298,500
Payments made in connection with refinancing notes payable	—	(6,836)	—	—	—	(6,836)
Payment for interest rate cap contract	—	(307)	—	—	—	(307)
Net cash provided by (used in) financing activities	—	3,942	(5,003)	(691)	—	(1,752)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	7,973	(604)	—	7,369
Cash, beginning of year	—	—	17,971	2,868	—	20,839
Cash, end of year	$—	$—	$25,944	$2,264	$—	$28,208

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2005

(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(27,217)	$(27,217)	$(27,217)	$3,043	$51,391	$(27,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on sales of centers	—	—	170	—	—	170
Depreciation and amortization	—	—	60,261	5,340	—	65,601
Amortization of deferred financing costs	—	—	3,173	—	—	3,173
Equity in earnings of unconsolidated partnerships	—	—	(2,613)	—	—	(2,613)
Distributions from unconsolidated partnerships	—	—	2,621	—	—	2,621
Deferred income taxes	—	—	15,224	—	—	15,224
Equity in (loss) income of consolidated subsidiaries	27,217	27,217	(3,043)	—	(51,391)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	6,634	1,462	—	8,096
Intercompany receivables, net	—	32,219	(24,931)	(7,288)	—	—
Other current assets	—	—	(1,397)	(339)	—	(1,736)
Accounts payable and other accrued expenses	—	—	539	187	—	726
Net cash provided by operating activities	—	32,219	29,421	2,405	—	64,045
INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	2,810	—	—	2,810
Additions to property and equipment	—	—	(28,449)	(2,010)	—	(30,459)
Net purchases of short-term investments	—	—	(5,000)	—	—	(5,000)
Other	—	—	(1,627)	(1,483)	—	(3,110)
Net cash used in investing activities	—	—	(32,266)	(3,493)	—	(35,759)
INVESTING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(32,195)	(4,950)	(636)	—	(37,781)
Other	—	(24)	(54)	—	—	(78)
Net cash used in financing activities	—	(32,219)	(5,004)	(636)	—	(37,859)
DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(7,849)	(1,724)	—	(9,573)
Cash, beginning of year	—	—	25,820	4,592	—	30,412
Cash, end of year	$—	$—	$17,971	$2,868	$—	$20,839

ITEM 9.                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-K.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers, including the executive officers of InSight who are deemed our executive officers (as defined under Rule 3b-7 of the Exchange Act), as of August 31, 2007:

Wayne B. Lowell	52	Chairman of the Board and Director

Bret W. Jorgensen	48	President and Chief Executive Officer and Director

Patricia R. Blank	57	Executive Vice President — Clinical Services and Support of InSight

Louis E. Hallman, III	48	Executive Vice President and Chief Strategy Officer of InSight

Donald F. Hankus	53	Executive Vice President and Chief Information Officer of InSight

Mitch C. Hill	48	Executive Vice President and Chief Financial Officer

Eugene Linden	60	Director

Marilyn U. MacNiven-Young	56	Executive Vice President, General Counsel and Secretary

Richard Nevins	60	Director

James A. Ovenden	44	Director

Keith E. Rechner	49	Director

Steven G. Segal	47	Director

Wayne B. Lowell has been a member of our board of directors since August 1, 2007 and our Chairman since August 7, 2007.  He established Jonchra Associates, LLC, which provides strategic and operating advice to senior management of venture capital-funded and publicly held entities, in 1998. Mr. Lowell worked at PacifiCare Health Systems from 1986 to 1998, most recently holding the positions of Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Lowell currently serves as a director of Molina Healthcare, Inc., a multi-state managed care organization, and of IPC The Hospitalist Company, Inc., a provider of hospitalist services.

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

Donald F. Hankus has been InSight’s Executive Vice President and Chief Information Officer since September 26, 2005. Prior to this appointment, Mr. Hankus was the Director of Sales Operations of Quest Software, Inc., a provider of application, database and infrastructure software, from January 2004 through September 2005. From January 2000 through January 2004, he was Chief Information Officer of Directfit. From December 1996 to January 2000, he served as Director of Software Development for Cendant Corporation, a real estate brokerage and hotel franchisor.

Mitch C. Hill has been our Executive Vice President and Chief Financial Officer since January 10, 2005.  Prior to this appointment, Mr. Hill was President and Chief Executive Officer of BMS Reimbursement Management, a provider of outsourced billing and collection, accounts receivable and practice management services, from April 2001 to December 2004.  Prior to that, he held the following positions with Buy.Com Inc., a multi-category Internet superstore, Chief Financial Officer from November 1999 to April 2000 and President and Chief Financial Officer from April 2000 to February 2001.

Eugene Linden has been a member of our board of directors since August 1, 2007.  He is the Chief Investment Strategist of Bennett Management Corporation, a hedge fund, and has also been a contributor at TIME Magazine since 1995. From 1987 to 1995, Mr. Linden was a senior writer at TIME Magazine. Mr. Linden currently serves as a director of Polymer Group, Inc., Cibus Genetics LLC and Syratech Corporation.

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

Richard Nevins has been a member of our board of directors since August 1, 2007.  Since July 2007, he has served as the interim chief executive officer for US Energy Services, Inc.  He has worked as an independent advisor since 2007. From 1998 until his retirement in 2007, Mr. Nevins was a managing director and co-head of the recapitalization and restructuring group at Jefferies & Company, Inc. Mr. Nevins currently serves as a director of Aurora Trailer Holdings and SPELL C LLC.

James A. Ovenden has been a member of our board of directors since August 1, 2007.  He is the Chief Financial Officer and a founding principal of OTO Development, LLC, a hospitality development company established in 2004. Mr. Ovenden has also served as a principal consultant with CFO Solutions of SC, LLC since 2002. Mr. Ovenden was the Chief Financial Officer of Extended Stay America, Inc. from January 2004 to May 2004 and held various positions at CMI Industries, Inc. from 1987 to 2002.  Mr. Ovenden currently serves as a director, and as chairman of the audit committee of the board of directors, of Polymer Group, Inc.

Keith E. Rechner has been a member of our board of directors since August 1, 2007.  He has been Chief Executive Officer and President of Benefit Advisors, Inc., an employee benefits consulting firm, since 1997. Mr. Rechner is also currently a financial advisor with AXA Advisors, a position he has held since 2005.  He also is a member of the operating committee of United Wealth Strategies LLC, a financial and consulting services company.  Mr. Rechner served as the Regional Vice President of Tax Sheltered Markets for AXA Advisors from 2002 to 2005 and Vice President of Traditional Markets for AXA Advisors from 2000 to 2002. From 1993 to 1996, Mr. Rechner held various positions with VHA Great Rivers, Inc./Great Rivers Network, including President and Chief Executive Officer, Great Rivers Network, Chief Operating Officer, Integrated Benefit Services (IBS) and Vice President, Managed Care.

Steven G. Segal has been a member of our board of directors since October 17, 2001.  He is a Special Limited Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1995. Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director.  Since 2006, Mr. Segal is also an Executive-in-Residence/Lecturer at Boston University’s Graduate School of Management.  He is also a director of MAAX, Inc., The NutraSweet Company, Fitness Quest Inc., WS Packaging Group, Inc. and Round Grille, Inc. (d/b/a FIRE + iCE).

Each of our executive officers was an executive officer on May 29, 2007, the date Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code.

Audit Committee

The audit committee of Holdings’ board of directors is in the process of reviewing and formalizing a written charter.  The written charter will be consistent with the following authority granted by Holdings’ board of directors to the audit committee:

•                  Prepare the audit committee report required by SEC rules to be included in Holdings’ annual proxy statement.

•                  Assist the board of directors in fulfilling its responsibility to oversee management regarding:

•                  the conduct and integrity of Holdings’ financial reporting to any governmental or regulatory body, stockholders, other users of Holdings’ financial reports, and the public;

•                  Holdings’ legal and regulatory compliance;

•                  the qualifications, engagement, compensation, independence, and performance of Holdings’ independent registered public accounting firm, its conduct of the annual audit of Holdings’ consolidated financial statements, and its engagement to provide any other services; and

•                  the performance of Holdings’ internal audit function and systems of internal control over financial reporting and disclosure controls and procedures.

•                  Maintain through regularly scheduled meetings, a line of communication between the board of directors and Holdings’ management, internal auditor and the independent registered public accounting firm.

Messrs. Ovenden (Chairman), Lowell and Nevins are the current members of the audit committee of Holdings’ board of directors.  Holdings’ board of directors has determined that each of Messrs. Ovenden and Lowell is an “audit committee financial expert” as defined by the SEC and is independent as defined in the rules of the NASDAQ Stock Market. See Item 13. “Certain Relationships and Related Transactions, and Director Independence”, below.  Holdings’ board of directors has determined that each of the members of the audit committee is financially literate and has accounting or related financial management expertise, as such terms are interpreted by Holdings’ board of directors.

Compensation Committee

The compensation committee assists Holdings’ board of directors by ensuring that our executives are compensated in accordance with our total compensation objectives and executive compensation policy.  Holdings’ board of directors has established a charter for the compensation committee, which is available on our website at the following internet address http://www.insighthealth.com/executives.asp?link=executives. The written charter provides that the compensation committee will:

•                  review the compensation of the Chief Executive Officer;

•                  administer Holdings’ stock option or other equity-based compensation plans and programs; and

•                  oversee Holdings’ management compensation and benefits policies, including both qualified and non-qualified plans.

See Item 11. “Executive Compensation — Compensation Discussion and Analysis” below for a discussion of the process and procedure for consideration and determination of executive and director compensation.

Nomination of Directors

Holdings’ bylaws were amended on July 26, 2007 to provide, among other things, a procedure by which holders of Holdings’ common stock may nominate candidates for election to the board of directors.

Code of Ethical Conduct

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

ITEM 11.       EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Objectives

Following Holdings’ and InSight’s emergence from bankruptcy, the reconfigured board of Holdings established a compensation committee.  Prior to the consummation of Holdings’ and InSight’s plan of reorganization, our compensation structure was overseen by the compensation committee of InSight’s board of directors (Holdings’ board of directors did not have committees).  In connection with the establishment of the compensation committee, Holdings’ board directed the committee to:

•                  review the compensation of the Chief Executive Officer;

•                  administer Holdings’ stock option or other equity-based compensation plans and programs; and

•                  oversee Holdings’ management compensation and benefits policies, including both qualified and non-qualified plans.

Holdings’ compensation committee has retained a third-party compensation advisor to assist the committee in developing a compensation program for our key executives.  Though the structure is still in development, the committee intends the compensation for the executive officers named in the Summary Compensation Table below, whom we refer to as named executive officers, will be significantly performance-based.  More generally, the structure will be intended to achieve the following objectives:

•                  attract and retain individuals of superior ability and managerial talent;

•                  ensure executive compensation is aligned with our corporate strategies, business objectives and the long-term interests of our stockholders;

•                  create the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas; and

•                  enhance the executives’ incentive to increase stockholder value, as well as promote retention of key people, by providing an equity interest in Holdings.

Generally, these objectives are consistent with the historical objectives of InSight’s compensation committee.

Executive compensation for the named executive officers includes the following:

•                  annual base salary;

•                  cash incentive awards;

•                  equity awards; and

•                  perquisites.

Each element is further described below.

Base Salary

Base salary is designed to compensate our named executive officers competitively based on industry and marketplace standards. Historically, InSight’s compensation committee:

•                  considered marketplace data for comparable positions and the relative performance and contribution of each executive to the business;

•                  did not rely solely on predetermined formulas or a limited set of criteria when it evaluated the performance of the named executive officers;

•                  reviewed base salary levels annually to ensure competitiveness; and

•                  based on annual review and individual performance of each executive, implemented base salary increases, if appropriate.

For fiscal year 2007, InSight’s compensation committee determined that base salary levels should be increased by 2.25%.  Historically, we have gathered information from other companies in the industry or similar size companies; however, we have not designated a specific peer group for establishing compensation comparisons.

Cash Incentive Awards

Cash incentive awards provide a direct link between executive compensation and our overall performance. All executive officers, including the President and Chief Executive Officer, are eligible for cash incentive awards, which are intended to focus management attention and effort on the attainment of established performance goals. Specific performance goals and weightings are established at the corporate level and encompass goals for overall performance for each fiscal year.

InSight’s compensation committee tied individual cash incentive awards to an executive’s contribution to our achievement of established performance goals, as well as the successful achievement of individually tailored annual objectives.  InSight’s compensation committee designed the cash incentive award component of our compensation program to align executive pay with our annual (short-term) performance.  Cash incentive awards are generally paid in August or September of each year for the prior fiscal year’s performance.

Pursuant to their respective employment agreement, each named executive officer is eligible for a cash incentive award of up to a certain percentage of the executive’s annual base salary.  For fiscal 2007, Mr. Jorgensen’s targeted cash incentive award was equal to 100% of his annual base salary, and the targeted cash incentive award for each of the other named executive officers was equal to 40% of his or her respective annual base salary.   75% of the targeted cash incentive award was based on our achievement of budgetary goals, and 25% of the targeted cash incentive award was based upon the achievement of other goals (i.e., personal management objectives) mutually agreed upon by each executive and our President and Chief Executive Officer and approved by our board of directors (except in the case of Mr. Jorgensen, whose goals were agreed upon by our board of directors and himself).  Annual targets for the determination of the cash incentive awards are based on budgeted profitability levels, which have been approved by the compensation committee and are generally considered by the compensation committee to be reasonably attainable.

The budgetary goal for fiscal year 2007 was tied to Adjusted EBITDA (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”) after taking into account certain lease expenses associated with diagnostic imaging equipment acquired pursuant to operating leases.  For fiscal year 2007, we were required to exceed 90% of the budgeted amount ($72.5 million) in order for the named executive officers to become eligible for the 75% of the cash incentive award tied to a budgetary goal.  For fiscal year 2007, we achieved approximately 95% of the budgetary amount.  Based on our performance, the named executive officers received the annual cash incentive awards described in the Summary Compensation Table below.

In November 2006, InSight’s board of directors adopted a management incentive plan to ensure the retention of certain employees in light of our decision to explore strategic alternatives.  The management incentive plan was modeled after similar plans for other companies that had pursued strategic alternatives, including reorganizations.  The plan provided for (i) a progress payment upon the occurrence of a specified date, and (ii) full payment upon the achievement of a strategic milestone (i.e., sufficient agreements to complete the balance sheet reorganization). Certain named executive officers received the payments under the management incentive plan described in the Summary Compensation Table below.  No further payments will be made under such management incentive plan.

Equity Awards

We believe that equity awards encourage executive officers to manage from the perspective of a stockholder with an equity stake in the business.  If the value of Holdings’ common stock increases over time, the value of the equity awards granted to each of the executive officers increases, providing a strong incentive for executive officers to enhance stockholder value.  Historically, equity awards consisted of stock option awards, which were not limited to executive officers, but were granted to a broad range of key employees. Stock options provided recipients with the opportunity to purchase Holdings’ common stock at a price fixed on the grant date regardless of future price.

InSight’s compensation committee typically provided that (i) 50% of stock options would vest cumulatively over various periods up to five years from the grant date, and (ii) 50% of stock options would vest cumulatively upon the achievement of certain performance targets on an equity exit or liquidity event. The stock options were exercisable in whole or in installments, and would have expired ten years from the grant date.

There were no grants of stock options in fiscal year 2007.  Upon consummation of the plan of reorganization, the stock option plan was terminated and all outstanding stock options were cancelled on August 1, 2007.  Holdings’ compensation committee, with the assistance of a third-party compensation advisor, is evaluating a new equity award structure.

Perquisites

Named executive officers, and certain other officers, are provided with the following benefits as a supplement to their other compensation:

•                  Medical Insurance. At our sole cost, we provide to each named executive officer and the named executive officer’s eligible dependents such health, dental and vision insurance as we may from time to time make available.

•                  Life and Disability Insurance. At our sole cost, we provide each named executive officer such disability and/or life insurance as we in our sole discretion may from time to time make available.

•                  401(k) Savings Plan.  We currently make matching contributions to our 401(k) Savings Plan in an amount equal to fifty cents for each dollar of participant contributions, up to a maximum of six percent of the participant’s compensation for each pay period and subject to certain other limits. Participation is not limited to named executive officers, and all full-time employees are eligible to participate in the 401(k) Savings Plan.

•                  Automobile Allowance and Operating Expenses.  Mr. Jorgensen receives an automobile allowance of $1,000 per month, and the other named executive officers receive an automobile allowance of $750 per month.  We pay the named executive officers’ expenses incidental to the operation of an automobile.

Employment Agreements

We have entered into an employment agreement with each of our named executive officers and certain other executives.  Each employment agreement with our named executive officers provides for a term of 12 months on a continuing basis, subject to certain termination rights. These employment agreements provide for an annual salary as well as a cash incentive award of up to a certain percentage.  75% of the cash incentive award is based on our achievement of budgetary goals, and 25% of the cash incentive award is based upon the achievement of other goals (i.e., personal management objectives) mutually agreed upon by each executive and our President and Chief Executive Officer and approved by our board of directors (except in the case of Mr. Jorgensen, whose goals are agreed upon by our board of directors and himself).

Each executive is provided with a life insurance policy of three times the amount of his or her annual base salary and is entitled to participate in InSight’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and any stock option plans (as noted above the stock option plan was terminated and all outstanding stock options were cancelled on August 1, 2007).

Each executive is subject to a noncompetition covenant and nonsolicitation provisions (relating to InSight’s employees and customers) during the term of his or her respective employment agreement and continuing for a period of 12 months after the termination of his or her respective employment.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the year ended June 30, 2007 of the persons who served as (1) our principal executive officer, (2) our principal financial officer, and (3) the other three most highly compensated executive officers for the year ended June 30, 2007. We refer to these officers collectively as the named executive officers.

	Fiscal		Non-Equity
	Year		Incentive Plan	All Other	Total
	Ended	Salary	Compensation(1)	Compensation (2)	Compensation
Name and Principal Position	June 30,	($)	($)	($)	($)

Bret W. Jorgensen	2007	406,231	773,050	76,802	1,256,083
President and Chief Executive
Officer

Mitch C. Hill	2007	279,284	423,484	56,470	759,238
Executive Vice President and
Chief Financial Officer

Marilyn U. MacNiven-Young	2007	279,284	423,484	29,443	732,211
Executive Vice President,
General Counsel and Secretary

Louis E. Hallman, III	2007	279,909	277,291	29,253	586,453
Executive Vice President and
Chief Strategy Officer

Patricia R. Blank	2007	279,284	82,000	39,663	400,947
Executive Vice President -
Clinical Services and Support

(1)          Cash incentive awards which are based on our performance are earned and accrued during the fiscal year and paid subsequent to the end of each fiscal year.  The amounts include payments under the management incentive plan to Messrs. Jorgensen, Hill and Hallman and Ms. MacNiven-Young.   The components of Non-Equity Incentive Plan Compensation are annual cash incentive awards and payments under the management incentive plan (no further payments will be made under such management incentive plan).  Set forth below are the different components of non-equity incentive plan compensation paid to the named executive officers.

	Management	Annual	Total
	Incentive	Cash	Non-Equity
	Plan	Incentive	Incentive Plan
Named Executive Officer	Payments	Award	Compensation

Bret W. Jorgensen	$511,250	$261,800	$773,050

Mitch C. Hill	351,484	72,000	423,484

Marilyn U. MacNiven-Young	351,484	72,000	423,484

Louis E. Hallman, III	210,891	66,400	277,291

Patricia R. Blank	—	82,000	82,000

(2)          Amounts of All Other Compensation are comprised of the following perquisites:  (1) automobile allowances, (2) automobile operating expenses, (3) the Company’s contributions to our 401(k) Savings Plan, (4) specified premiums on executive life insurance arrangements, (5) specified premiums on executive health and disability insurance arrangements and (6) certain professional membership dues.  With respect to specified premiums on executive health and disability insurance arrangements, the Company paid $33,889 and $31,772, respectively, on behalf of Messrs. Jorgensen and Hill.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth grants of plan-based awards in fiscal year 2007 to the named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Grant Date(1)	Threshold ($)(2)	Target/Maximum ($)(3)
Bret W. Jorgensen	July 1, 2006	$30,675	$409,000
	November 14, 2006	255,625	511,250
Mitch C. Hill	July 1, 2006	8,436	112,475
	November 14, 2006	175,472	351,484
Marilyn U. MacNiven-Young	July 1, 2006	8,436	112,475
	November 14, 2006	175,472	351,484
Louis E. Hallman, III	July 1, 2006	8,436	112,475
	November 14, 2006	105,145	210,891
Patricia R. Blank	July 1, 2006	8,436	112,475

(1)             Potential cash incentive awards were granted as of July 1, 2006 and potential management incentive plan payments were granted as of November 14, 2006.

(2)             The threshold amount assumes that (i) the minimum level of budgetary performance was met for the cash incentive award, but the personal management objectives were not achieved, and (ii) the occurrence of a specified date for the management incentive plan.

(3)             The target amount assumes (i) that the targeted level of performance (both targeted budget and personal management objectives) was met for the cash incentive awards, and (ii) the achievement of the strategic milestone for the management incentive plan.  The maximum amount is equal to the target amount because (a) with respect to the management incentive plan the target amount is the maximum amount, and (b) with respect to cash incentive awards, if level of performance exceeds the targeted budget, the named executive officers may receive a discretionary award, but the amount of any discretionary award above the target amount is subject to the discretion of the compensation committee.  Actual amounts earned under these granted awards in fiscal year 2007 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

OPTION GRANTS.  During the year ended June 30, 2007, no stock options were granted.

2007 Outstanding Equity Awards at Fiscal Year End Table

The following table contains certain information regarding equity awards held by the named executive officers as of June 30, 2007:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date (1)

Bret W. Jorgensen	37,235	211,011	(2)	$19.82	7/1/2015

Mitch C. Hill	8,000	32,000	(3)	$19.82	1/10/2015

Marilyn U. MacNiven-Young	10,500	19,500	(3)	$18.00	10/17/2011
	2,000	8,000	(3)	$19.82	1/10/2015

Louis E. Hallman, III	4,000	36,000	(3)	$19.82	8/10/2015

Patricia R. Blank	10,500	19,500	(3)	$18.00	10/17/2011
	6,000	24,000	(3)	$19.82	1/10/2015

(1)          The stock option plan was terminated and all outstanding options were cancelled on August 1, 2007 upon consummation of the plan of reorganization.

(2)          These options would have vested and become exercisable on the following vesting schedule:  15% upon each anniversary of the grant date on the second through sixth anniversary of the grant date, 25% upon the achievement of certain performance targets on an equity exit or a liquidity event.

(3)          These options would have vested and become exercisable on the following vesting schedule:  10% upon each anniversary of the grant date on the second through sixth anniversary of the grant date, 50% upon the achievement of certain performance targets on an equity exit or a liquidity event.

Potential Payments on Termination and Change of Control

Under the terms of each executive’s employment agreement, each executive’s employment will immediately terminate upon his or her death and the executors or administrators of his or her estate or his or her heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his or her death. Each executive’s employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as 12 months of compensation at the annual salary rate then in effect upon the occurrence of the following:

(1)          Upon the executive’s permanent and total disability i.e., the executive is unable substantially to perform his or her services required by the employment agreement for three (3) consecutive months or shorter periods aggregating three (3) months during any twelve (12) month period; provided, however that our obligation to make payments of 12 months of compensation at the annual salary rate then in effect may be reduced by the amount which the executive is entitled to receive under the terms of our long-term disability insurance policy.

(2)          Upon InSight’s 30 days’ written notice to the executive of the termination of the executive’s employment without cause.  The employment agreements generally define cause as the occurrence of one of the following:

•                  the executive has been convicted or pled guilty or no contest to any crime or offense (other than any crime or offense relating to the operation of an automobile) which is likely to have a material adverse impact on the business operations or financial or other condition of our business, or any felony offense;

•                  the executive has committed fraud or embezzlement;

•                  the executive has breached any of his or her obligations under the employment agreement and failed to cure the breach within 30 business days following receipt of written notice of such breach;

•                  we, after reasonable investigation, find that the executive has violated our material written policies and procedures, including but not necessarily limited to, policies and procedures pertaining to harassment and discrimination;

•                  the executive has failed to obey a specific written direction from the board of directors (unless such specific written instruction represents an illegal act), provided that (i) such failure continues for a period of 30 business days after receipt of such specific written direction, and (ii) such specific written direction includes a statement that the failure to comply therewith will be a basis for termination hereunder; or

•                  any willful act or omission on the executive’s part which is materially injurious to the financial condition or business reputation of InSight or any of its subsidiaries.

(3)          If the executive terminates his or her employment with InSight for good reason.  The employment agreements generally define good reason as:

•                  the relocation by InSight, without the executive’s consent, of the executive’s principal place of employment to a site that is more than a specified number of miles from executive’s principal residence;

•                  a reduction by InSight, without the executive’s consent, in the executive’s annual salary, duties and responsibilities, and title, as they may exist from time to time; or

•                  a failure by InSight to comply with any material provision of the employment agreement which is not cured within 30 days after notice of such noncompliance has been given by the executive, or if such failure is not capable of being cured in such time, for which a cure shall not have been diligently initiated by InSight within the 30 day period.

(4)          If the executive’s employment is terminated by InSight without cause or he or she terminates his or her employment for good reason within 12 months of a change in control.  The consummation of the exchange offer and the plan of reorganization did not constitute a change in control under the employment agreements with the named executive officers. A change in control shall generally be deemed to have occurred if:

•                  any person, or any two or more persons acting as a group, and all affiliates of such person or persons (a “Group”), who prior to such time beneficially owned less than 50% of the then outstanding capital stock of InSight or Holdings, shall acquire shares of InSight’s or Holdings’ capital stock in one or more transactions or series of transactions, including by merger, and after such transaction or transactions such person or group and affiliates beneficially own 50% or more of InSight’s or Holdings’ outstanding capital stock, or

•                  InSight or Holdings shall sell all or substantially all of its assets to any Group which, immediately prior to the time of such transaction, beneficially owned less than 50% of the then outstanding capital stock of InSight or Holdings.

In addition, if any employment agreement is terminated pursuant to the foregoing (1) – (4), InSight will maintain at its expense until the earlier of 12 months after the date of termination or commencement of the executive’s benefits pursuant to full-time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination.  If an employment agreement is terminated with a named executive officer pursuant to the foregoing (1) – (4) we estimate that the value of the payments and benefits would be as follows:

Named Executive Officer	Salary	Benefits (1)	Total

Bret W. Jorgensen	$409,000	$28,265	$437,265

Mitch C. Hill	281,187	32,125	313,312

Marilyn U. MacNiven-Young	281,187	8,257	289,444

Louis E. Hallman, III	281,187	15,514	296,701

Patricia R. Blank	281,187	18,220	299,407

(1)          For purposes of this table we have assumed that (i) the terminated executive would not commence receiving benefits with a new employer until 12 months after the date of termination, and (ii) cost of benefits for the 12 month period following termination would be consistent with the actual costs incurred during fiscal year 2007.  Benefits include all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination.  We have not included in this table the value of outstanding stock options as of June 30, 2007 because such stock options were out of the money as of that date and were cancelled on August 1, 2007 upon consummation of the plan of reorganization.

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, InSight’s compensation committee consisted of Michael N. Cannizzaro (Chairman), David W. Dupree and Messrs. Jorgensen and Segal. Mr. Cannizzaro served as our President and Chief Executive Officer from August 9, 2004 to July 1, 2005. Mr. Jorgensen did not participate in decisions relating to his own compensation.  During fiscal year 2007, Messrs. Cannizzaro and Segal were affiliated with J.W. Childs Advisors, II, L.P. and Mr. Dupree was affiliated with Halifax Genpar, L.P.

Management Agreement.  We entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P. and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  Pursuant to the management agreement, J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. provided business, management and financial advisory services to us in consideration of (i) an annual fee of $240,000 paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 paid to Halifax Genpar, L.P.  We were required to reimburse such entities for all travel and other out-of-pocket expenses incurred by such entities in connection with their performance of the advisory services under the agreement.  Furthermore, we and InSight agreed to indemnify and hold harmless J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and their affiliates, from and against any and all claims, losses, damages and expenses arising out of the Holdings’ 2001 acquisition of InSight or the performance by J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. of their obligations under the management agreement.   This management agreement was terminated in connection with the consummation of Holdings’ and InSight’s plan of reorganization.

Stockholders Agreement.  We, J.W. Childs Equity Partners II, L.P., JWC-InSight Co-invest LLC, Halifax Capital Partners, L.P., Mr. Dupree, management of InSight and all other holders of our capital stock or stock options entered into a stockholders agreement.  Under the stockholders agreement, we and each of our stockholders had a right of first refusal to purchase any stock proposed to be sold by all other stockholders, except J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.  Additionally, the stockholders agreement afforded: (1) stockholders, other than J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC, so-called “tag-along rights”, which gave these stockholders the right to participate with respect to proposed sales of our capital stock by J.W. Childs Equity Partners II, L.P. and JWC - InSight Co-invest LLC; (2) J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC, so-called “drag-along rights”, which gave these stockholders the right to require other stockholders to participate in proposed sales of a majority of our capital stock; and (3) all stockholders certain registration rights with respect to our capital stock.  Furthermore, the stockholders agreement contained put and call features on capital stock and stock options held by InSight management which were triggered upon termination of such individual’s employment with InSight; however, these put and call features were inapplicable to Mr. Jorgensen’s capital stock and stock options.  The stockholders agreement also obligated us and our stockholders to take all necessary action to appoint, as our directors, up to eight nominees designated by J.W. Childs Equity Partners II, L.P. (as would constitute a majority of our entire board of directors) and two nominees designated by Halifax Capital Partners, L.P.  This stockholders agreement was terminated in connection with the consummation of Holdings’ and InSight’s plan of reorganization.

Compensation of Directors

We reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. Prior to the consummation of Holdings’ and InSight’s plan of reorganization, we did not pay fees to directors for attendance at meetings or for their services as members of the board of directors or committees thereof.   Accordingly, we did not make any compensation payments to our directors in fiscal 2007.  As a result of the appointment of the new board members, the non-executive directors of Holdings will each receive an annual fee of $30,000, a fee of $2,000 for each in-person board of directors meeting and a fee of $1,000 for each telephonic board of directors meeting.  In addition, the chairman of the board, the chairman of the audit committee and the chairman of the compensation committee, will each receive an additional annual fee of $20,000, $10,000 and $5,000, respectively. Also, each audit and compensation committee member will receive a fee of $1,000 for each in-person committee meeting and a fee of $500 for each telephonic committee meeting. Finally, it is also contemplated that Holdings will establish an equity plan for the non-executive directors in an amount of approximately 2% of Holdings’ issued and outstanding common stock.

The following Compensation Committee Report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or under the Exchange Act, and shall not otherwise be deemed filed under either of these acts.

Compensation Committee Report

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K.

THE COMPENSATION COMMITTEE

Keith E. Rechner (Chairman)

James A. Ovenden

Steven G. Segal

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of August 31, 2007, by:  (i) each person or entity known to us owning beneficially 5% or more of our common stock; (ii) each member of our board of directors; (iii) each of the named executive officers; and (iv) all directors and executive officers (as defined by Rule 3b-7), as a group.  At August 31, 2007, our outstanding securities consisted of approximately 8,644,444 shares of common stock.  Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Amount and Nature	Percent of
	of Beneficial	Common Stock
	Ownership of	Beneficially
Names and Addresses of Beneficial Owners	Common Stock (1)	Owned (1)

James D. Bennett(2)	2,040,000	23.6%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901

Bennett Restructuring Fund, L.P.(3)	1,206,000	14.0%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901

Bennett Offshore Restructuring Fund, Inc.(4)	730,000	8.4%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901

J.W. Childs Equity Partners II, L.P.(5)	687,641	8.0%
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199

Morgan Asset Management, Inc.(6)	1,223,200	14.2%
1100 Ridgeway Loop Road, Suite 510
Memphis, Tennessee 38120

RMK Select High Income Fund, Inc.(7)	451,000	5.2%
1100 Ridgeway Loop Road, Suite 510
Memphis, Tennessee 38120

Wayne B. Lowell	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

Eugene Linden(8)	—	—
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901

Richard Nevins	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

James A. Ovenden	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

Keith E. Rechner	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

Steven G. Segal(9)	—	—
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199

Bret W. Jorgensen	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

Mitch C. Hill	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

Marilyn U. MacNiven-Young	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

Louis E. Hallman, III	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

Patricia R. Blank	—	—
26250 Enterprise Court, Suite 100
Lake Forest, California 92630

All executive officers and directors, as a group (12 persons)	—	—

(1)   For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after August 31, 2007.

(2)          Includes 1,206,000 shares of common stock owned directly by Bennett Restructuring Fund, L.P., 104,000 shares of common stock owned directly by affiliate BRF High Value, L.P. and 730,000 shares of common stock owned directly by affiliate Bennett Offshore Restructuring Fund, Inc.  The general partner of Bennett Restructuring Fund, L.P. and BRF High Value, L.P. is Restructuring Capital Associates, L.P., a Delaware limited partnership, and the general partner of Restructuring Capital Associates, L.P. is Bennett Capital Corporation, a Delaware corporation, of which James D. Bennett is President and sole stockholder.  Mr. Bennett, Bennett Capital Corporation and Restructuring Capital Associates, L.P. may be deemed to beneficially own an aggregate of 1,310,000 shares of common stock held by Bennett Restructuring Fund, L.P. and BRF High Value, L.P. together.  The investment manager of Bennett Offshore Restructuring Fund, Inc. is Bennett Offshore Investment Corporation, a Connecticut corporation, of which James D. Bennett is the President and, together with the BT Trust U/D 12/9/2004, the owner.  Mr. Bennett, BT Trust U/D 12/9/2004 and Bennett Offshore Investment Corporation may be deemed to beneficially own the 730,000 shares of common stock held by Bennett Offshore Restructuring Fund, Inc.  Each of Mr. Bennett, BT Trust, Restructuring Capital Associates, L.P., Bennett Capital Corporation and Bennett Offshore Investment Corporation specifically disclaim beneficial ownership of the shares of common stock deemed to be beneficially owned except to the extent of his or its pecuniary interest therein.

(3)          Includes 1,206,000 shares of common stock owned directly by Bennett Restructuring Fund, L.P. The general partner of Bennett Restructuring Fund, L.P. is Restructuring Capital Associates, L.P., a Delaware limited partnership, and the general partner of Restructuring Capital Associates, L.P. is Bennett Capital Corporation, a Delaware corporation, of which James D. Bennett is President and sole stockholder.  Mr. Bennett, Bennett Capital Corporation and Restructuring Capital Associates, L.P.  may be deemed to beneficially own an aggregate of 1,206,000 shares of common stock held by Bennett Restructuring Fund, L.P.  Each of Mr. Bennett, Restructuring Capital Associates, L.P., and Bennett Capital Corporation specifically disclaim beneficial ownership of the shares of common stock deemed to be beneficially owned except to the extent of his or its pecuniary interest therein.

(4)          Includes 730,000 shares of common stock owned directly by Bennett Offshore Restructuring Fund, Inc.  The investment manager of Bennett Offshore Restructuring Fund, Inc. is Bennett Offshore Investment Corporation, a Connecticut corporation, of which James D. Bennett is the President and, together with the BT Trust U/D 12/9/2004, the owner.  Mr. Bennett, BT Trust U/D 12/9/2004 and Bennett Offshore Investment Corporation may be deemed to beneficially own the 730,000 shares of common stock held by Bennett Offshore Restructuring Fund, Inc.  Each of Mr. Bennett, BT Trust U/D 12/9/2004 and Bennett Offshore Investment Corporation specifically disclaim beneficial ownership of the shares of common stock deemed to be beneficially owned except to the extent of his or its pecuniary interest therein.

 (5)       Includes 634,130 shares of our common stock owned directly by J.W. Childs Equity Partners II, L.P. and 53,511 shares of our common stock owned directly by JWC-InSight Co-invest LLC, an affiliate of J.W. Childs Equity Partners II, L.P. The general partner of J.W. Childs Equity Partners II, L.P. is J.W. Childs Advisors II, L.P., a Delaware limited partnership. The general partner of J.W. Childs Advisors II, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership. The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation. J.W. Childs Advisors II, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the 687,641 shares of our common stock held by J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC. John W. Childs, Glenn A. Hopkins, Adam L. Suttin, William E. Watts, and David Fiorentino, as well as Steven G. Segal (as indicated in footnote 9), share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

(6)          Includes 451,000 shares of common stock owned directly by RMK Select High Income Fund, Inc., 160,000 shares of common stock owned directly by RMK High Income Fund, Inc., 189,000 shares of common stock owned directly by RMK Strategic Income Fund, Inc., 202,200 shares of common stock owned directly by RMK Advantage Income Fund, Inc., and 221,000 shares of common stock held by RMK Multi-Sector High Income Fund, Inc. Morgan Asset Management, Inc. is the manager/investor of the foregoing fund entities.

(7)          Includes 451,000 shares of common stock owned directly by RMK Select High Income Fund, Inc. Morgan Asset Management, Inc. is the manager/investor of RMK Select High Income Fund, Inc.

(8)          As the Chief Investment Strategist of Bennett Management Corporation, an affiliate of James D. Bennett, Mr. Linden may be deemed to beneficially own the shares of common stock beneficially held by Mr. Bennett and his affiliated entities.  Mr. Linden disclaims beneficial ownership of such shares.

(9)          As a Special Limited Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P., and a member of JWC-InSight Co-invest LLC, Mr. Segal may be deemed to beneficially own the 634,130 shares of our common stock owned by J.W. Childs Equity Partners II, L.P. and the 53,511 shares of our common stock held directly by JWC-InSight Co-invest LLC. Mr. Segal disclaims beneficial ownership of such shares.

Equity Compensation Plan Information

The following table provides information as of June 30, 2007, with respect to compensation plans under which our common stock is authorized for issuance.  These compensation plans include:  (i) the 2001 Stock Option Plan; and (ii) stock options granted pursuant to stock option agreements.  Our stockholders approved the 2001 Stock Option Plan and the issuance of options to purchase up to 666,236 shares of our common stock, pursuant to individual stock option agreements.

Number of Shares
Remaining Available for
Future Issuance Under
	Number of Shares to be	Weighted Average	Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by stockholders	789,726	$17.68	175,500

(1)          The stock option plan was terminated and all outstanding options were cancelled on August 1, 2007 upon consummation of the plan of reorganization.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

We entered into a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P. and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  Pursuant to the management agreement, J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. provided business, management and financial advisory services to us in consideration of (i) an annual fee of $240,000 paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 paid to Halifax Genpar, L.P.  We were required to reimburse such entities for all travel and other out-of-pocket expenses incurred by such entities in connection with their performance of the advisory services under the agreement.  Furthermore, we and InSight agreed to indemnify and hold harmless J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and their affiliates, from and against any and all claims, losses, damages and expenses arising out of Holdings’ 2001 acquisition of InSight or the performance by J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. of their obligations under the management agreement.  This management agreement was terminated in connection with the consummation of Holdings’ and InSight’s plan of reorganization.

Stockholders Agreement

We, J.W. Childs Equity Partners II, L.P., JWC-InSight Co-invest LLC, Halifax Capital Partners, L.P., Mr. Dupree, management of InSight and all other holders of our capital stock or stock options entered into a stockholders agreement.  Under the stockholders agreement, we and each of our stockholders had a right of first refusal to purchase any stock proposed to be sold by all other stockholders, except J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC.  Additionally, the stockholders agreement afforded: (1) stockholders, other than J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC, so-called “tag-along rights”, which gave these stockholders the right to participate with respect to proposed sales of our capital stock by J.W. Childs Equity Partners II, L.P. and JWC - InSight Co-invest LLC; (2) J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC, so-called “drag-along rights”, which gave these stockholders the right to require other stockholders to participate in proposed sales of a majority of our capital stock; and (3) all stockholders certain registration rights with respect to our capital stock.  Furthermore, the stockholders agreement contained put and call features on capital stock and stock options held by InSight management which were triggered upon termination of such individual’s employment with InSight; however, these put and call features were inapplicable to Mr. Jorgensen’s capital stock and stock options.  The stockholders agreement also obligated us and our stockholders to take all necessary action to appoint, as our directors, up to eight nominees designated by J.W. Childs Equity Partners II, L.P. (as would constitute a majority of our entire board of directors) and two nominees designated by Halifax Capital Partners, L.P.  This stockholders agreement was terminated in connection with the consummation of Holdings’ and InSight’s plan of reorganization.

Family-Member Relationship

Patricia K. Kincaid, M.D. is a sister-in-law of Donald F. Hankus, InSight’s Executive Vice President and Chief Information Officer, and a principal or partner of West Rad Medical Group, Inc. (“WRMG”), a professional radiology medical group.  During the years ended June 30, 2007 and 2006, we paid WRMG approximately $0.4 million and $0.5 million, respectively, in connection with its provision of certain professional services to three fixed-site centers in California.  In addition, an affiliated company of WRMG’s has economic interest in the joint venture that owns one of these fixed-site centers.  WRMG’s provision of professional services to us began more than two years prior to our employment of Mr. Hankus.

Policies and Procedures Regarding Related Persons

We have a written policy that requires all employees to avoid any activity that conflicts or appears to conflict with our interest. This policy extends to the family members of our employees. Each employee is instructed to report any actual or potential conflict of interest to their immediate supervisor. Conflicts of interest are only permitted upon the prior written consent of our general counsel. Conflicts of interest that would involve an employee taking for himself or herself an opportunity discovered in connection with their employment require the written consent of our board of directors. This policy is part of our Code of Ethical Conduct. Moreover, at least annually each director and executive officer completes a detailed questionnaire regarding relationships or arrangements that require disclosure under the SEC’s rules and regulations.

The prior management and stockholders agreements that were terminated upon consummation of the plan of reorganization were not subject to this policy. The family relationship involving Mr. Hankus was disclosed in 2006 through our annual questionnaire process and our general counsel granted permission.

Director Independence

For the fiscal year ended June 30, 2007, none of our directors was independent.  Mr. Jorgensen was the President and Chief Executive Officer of Holdings and InSight, and the remaining six directors (Michael N. Cannizzaro, Kenneth M. Doyle, David W. Dupree, Steven G. Segal, Mark J. Tricolli and Edward D. Yun) were employees and or affiliates of two stockholders who beneficially owned substantially all of Holdings’ outstanding common stock.

Pursuant to the plan of reorganization, the boards of directors of Holdings and InSight were reconfigured, and five of the directors of each board were designated by an ad hoc committee of holders of senior subordinated notes

(Messrs. Linden, Lowell, Nevins, Ovenden and Rechner), one was designated by the holders of Holdings’ common stock prior to the effective date (Mr. Segal), and Mr. Jorgensen remained a director.

Holdings’ common stock does not trade on any national securities exchange or any inter-dealer quotation system which has requirements as to the independence of directors.  In accordance with the rules of the SEC, the following statements regarding director independence are based on the requirements of the NASDAQ Stock Market.  Based on these independence requirements, we believe that our directors are independent, except for Mr. Jorgensen, our President and Chief Executive Officer, and Mr. Linden.  Mr. Linden is the Chief Investment Strategist of Bennett Management Corporation, which is an affiliate of James D. Bennett, who through affiliates, is the largest beneficial holder of Holdings’ common stock.  See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  As noted above, Mr. Segal would not have qualified as an independent director as of June 30, 2007 because he is a Special Limited Partner of J.W. Childs Associates, L.P.  However, as a result of the consummation of the plan of reorganization, the management services agreement with J.W. Childs Advisors II, L.P. was terminated, and J.W. Childs Equity Partners II, L.P.’s beneficial ownership of Holdings’ common stock was reduced from approximately 79.5% to 8.0%.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

The following table presents information about fees that PricewaterhouseCoopers LLP charged us (1) to audit our annual consolidated financial statements for the years ended June 30, 2007 and 2006, and (2) for other services rendered in those years.

	2007	2006

Audit Fees (1)	$720,000	$566,000

Audit Related Fees	—	—

Tax Fees (2)	206,884	110,000

Subtotal	$926,884	$676,000

All Other Fees	—	—

Total Fees	$926,884	$676,000

(1)          Audit Fees – fees for auditing our annual consolidated financial statements, reviewing the condensed consolidated financial statements included in our quarterly reports on Form 10-Q, the offering memorandum and registration statement related to the exchange offer and other SEC filings.

(2)        Tax Fees – fees for reviewing federal, state, and local income and franchise tax returns, tax research and other tax planning services.

InSight’s audit committee had implemented a policy that required the audit committee’s pre-approval for all audit and non-audit services performed by our independent registered public accounting firm.  Consistent with this policy, for the years ended June 30, 2007 and 2006 all audit and non-audit services initiated by PricewaterhouseCoopers LLP were pre-approved by InSight’s audit committee.  Holdings’ recently constituted audit committee implemented a similar policy.

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

ITEM 15 (a) (3).    EXHIBITS

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES
2.1	Second Amended Joint Prepackaged Plan of Reorganization of InSight Health Services Holdings Corp. (the “Company”), et al. dated May 29, 2007, filed herewith.

2.2	Amended Plan Supplement of the Company, et al. dated July 7, 2007, filed herewith.

3.1	Amended and Restated Certificate of Incorporation of the Company, filed herewith.

3.2	Second Amended and Restated Bylaws of the Company, filed herewith.

*4.1

Indenture, dated September 22, 2005, by and among InSight Health Services Corp. (“InSight”), the Company, the subsidiary guarantors (named therein) and U.S. Bank National Association, (“the Trustee”), with respect to Senior Secured Floating Rate Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4..2

First Supplemental Indenture, dated as of May 18, 2006, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 27, 2006.

*4..3

Second Supplemental Indenture, dated as of May 29, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 4, 2007.

4.4	Third Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated September 22, 2005, filed herewith.

*4.5

Security Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.6

Pledge Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.7

Collateral Agency Agreement, dated September 22, 2005, among the Loan Parties (as defined therein) and U.S. Bank National Association, as Trustee and Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

4..8	Registration Rights Agreement, dated as of August 1, 2007, by and among the Company and certain holders of the Company’s common stock, filed herewith.

4..9	Registration Rights Agreement, dated as of July 9, 2007, by and among InSight, the Company, the Subsidiary Guarantors (named therein) and the Purchasers (named therein), filed herewith.

*10.1

Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, by and among InSight’s subsidiaries listed therein, the lenders named therein and Bank of America, N.A. as collateral and administrative agent, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 7, 2007.

*10.2

Executive Employment Agreement, dated July 1, 2005, among InSight, the Company and Bret W. Jorgensen, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 8, 2005.

*10.3

Executive Employment Agreement, dated October 22, 2004, among InSight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.

*10.4

Executive Employment Agreement, dated January 10, 2005, among InSight, the Company and Mitch C. Hill, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 14, 2005.

*10.5

Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Louis E. Hallman, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 15, 2005.

*10.6

Executive Employment Agreement, dated December 27, 2001, between InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.7

Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Donald F. Hankus, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2005.

*10.8	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 22, 2005.

10.9	Form of the Company’s and InSight’s Indemnification Agreement, filed herewith.

21.1	Subsidiaries of Company, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed
ITEM 15 (b).	The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 15 (c).	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By	/s/ Bret W. Jorgensen
Bret W. Jorgensen, President and
Chief Executive Officer

Date: September 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bret W. Jorgensen	President	September 21 , 2007
Bret W. Jorgensen	and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Mitch C. Hill	Executive Vice President	September 21, 2007
Mitch C. Hill	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Wayne B. Lowell	Chairman of the Board	September 21, 2007
Wayne B. Lowell	and Director

/s/ Eugene Linden	Director	September 21, 2007
Eugene Linden

/s/ Richard Nevins	Director	September 21, 2007
Richard Nevins

/s/ James A. Ovenden	Director	September 21, 2007
James A. Ovenden

/s/ Keith E. Rechner	Director	September 21, 2007
Keith E. Rechner

/s/ Steven G. Segal	Director	September 21, 2007
Steven G. Segal

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders of InSight Health Services Holdings Corp. or proxy statement, form of proxy or other proxy soliciting material has been sent to security holders relating to fiscal year 2007.

SCHEDULE II

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JUNE 30, 2007, 2006, AND 2005

(amounts in thousands)

	Balance at					Balance at
	Beginning of	Charges to	Charges to			End of
	Year	Expenses	Revenues	Other		Year
June 30, 2005:
Allowance for doubtful accounts	$8,097	$5,723	$—	$(4,933	)(A)	$8,887
Allowance for contractual adjustments	37,209	—	194,928	(202,725	)(B)	29,412
	$45,306	$5,723	$194,928	$(207,658)		$38,299

June 30, 2006:
Allowance for doubtful accounts	$8,887	$5,351	$—	$(4,450	)(A)	$9,788
Allowance for contractual adjustments	29,412	—	183,751	(190,451	)(B)	22,712
	$38,299	$5,351	$183,751	$(194,901)		$32,500

June 30, 2007:
Allowance for doubtful accounts	$9,788	$5,643	$—	$(2,783	)(A)	$12,648
Allowance for contractual adjustments	22,712	—	175,085	(176,343	)(B)	21,454
	$32,500	$5,643	$175,085	$(179,126)		$34,102

(A) Write-off of uncollectible accounts.
(B) Write-off of contractual adjustments, representing the difference between our charge for a procedure and what we receive from payors.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES
2.1	Second Amended Joint Prepackaged Plan of Reorganization of InSight Health Services Holdings Corp. (the “Company”), et al. dated May 29, 2007, filed herewith.

2.2	Amended Plan Supplement of the Company, et al. dated July 7, 2007, filed herewith.

3.1	Amended and Restated Certificate of Incorporation of the Company, filed herewith.

3.2	Second Amended and Restated Bylaws of the Company, filed herewith.

*4.1

Indenture, dated September 22, 2005, by and among InSight Health Services Corp. (“InSight”), the Company, the subsidiary guarantors (named therein) and U.S. Bank National Association, (“the Trustee”), with respect to Senior Secured Floating Rate Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4..2

First Supplemental Indenture, dated as of May 18, 2006, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 27, 2006.

*4..3

Second Supplemental Indenture, dated as of May 29, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 4, 2007.

4.4	Third Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated September 22, 2005, filed herewith.

*4.5

Security Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.6

Pledge Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.7

Collateral Agency Agreement, dated September 22, 2005, among the Loan Parties (as defined therein) and U.S. Bank National Association, as Trustee and Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

4..8	Registration Rights Agreement, dated as of August 1, 2007, by and among the Company and certain holders of the Company’s common stock, filed herewith.

4..9	Registration Rights Agreement, dated as of July 9, 2007, by and among InSight, the Company, the Subsidiary Guarantors (named therein) and the Purchasers (named therein), filed herewith.

*10.1

Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, by and among InSight’s subsidiaries listed therein, the lenders named therein and Bank of America, N.A. as collateral and administrative agent, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 7, 2007.

*10.2

Executive Employment Agreement, dated July 1, 2005, among InSight, the Company and Bret W. Jorgensen, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on July 8, 2005.

*10.3

Executive Employment Agreement, dated October 22, 2004, among InSight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.

*10.4

Executive Employment Agreement, dated January 10, 2005, among InSight, the Company and Mitch C. Hill, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 14, 2005.

*10.5

Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Louis E. Hallman, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 15, 2005.

*10.6

Executive Employment Agreement, dated December 27, 2001, between InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on December 27, 2001.

*10.7

Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Donald F. Hankus, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2005.

*10.8	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 22, 2005.

10.9	Form of the Company’s and InSight’s Indemnification Agreement, filed herewith.

21.1	Subsidiaries of Company, filed herewith.

31.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith

32.1	Certification of Bret W. Jorgensen, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed