Form 10-Q
period 2007-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2007-11-19
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,644,444 shares of common stock as of October 31, 2007.

The number of pages in this Form 10-Q is 62.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2007 (Successor) and June 30, 2007 (Predecessor) (unaudited)

Condensed Consolidated Statements of Operations for the two months ended September 30, 2007 (Successor), the one month ended July 31, 2007 and the three months ended September 30, 2006 (Predecessor) (unaudited)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the two months ended September 30, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)

Condensed Consolidated Statements of Cash Flows for the two months ended September 30, 2007 (Successor), the one month ended July 31, 2007 and the three months ended September 30, 2006 (Predecessor) (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

In accordance with SEC Regulation S-X Rule 3-10, the condensed consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included. Condensed financial data for InSight and its subsidiary guarantors is included in Note 16 to the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

ITEM 6.	EXHIBITS

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Successor	Predecessor
	September 30,	June 30,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,256	$20,832
Trade accounts receivables, net	42,256	42,683
Other current assets	7,235	8,335
Total current assets	69,747	71,850

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $9,496 and $224,879, respectively	151,371	144,823

INVESTMENTS IN PARTNERSHIPS	10,886	3,413
OTHER ASSETS	131	7,881
OTHER INTANGIBLE ASSETS, net	35,457	30,216
GOODWILL	110,076	64,868
	$377,668	$323,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of notes payable	$665	$5,737
Current portion of capital lease obligations	2,046	2,927
Accounts payable and other accrued expenses	34,639	38,619
Total current liabilities	37,350	47,283

LONG-TERM LIABILITIES:
Notes payable, less current portion	291,505	299,890
Liabilities subject to compromise	—	205,704
Capital lease obligations, less current portion	3,022	3,302
Other long-term liabilities	4,624	4,832
Deferred income taxes	11,659	3,472
Total long-term liabilities	310,810	517,200

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (DEFICIT):
Predecessor common stock, $.001 par value, 10,000,000 shares authorized, 864,444 shares issued and outstanding at June 30, 2007	—	1
Successor common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding at September 30, 2007	9	—
Additional paid-in capital	37,448	87,085
Accumulated other comprehensive income	36	103
Accumulated deficit	(7,985)	(328,621)
Total stockholders’ equity (deficit)	29,508	(241,432)
	$377,668	$323,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Successor	Predecessor
	Two	One	Three
	Months	Month	Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2007	2007	2006
REVENUES:
Contract services	$20,261	$10,051	$33,175
Patient services	25,129	12,311	40,497
Total revenues	45,390	22,362	73,672

COSTS OF OPERATIONS:
Costs of services	30,296	14,933	49,111
Provision for doubtful accounts	843	389	1,376
Equipment leases	1,536	760	1,069
Depreciation and amortization	10,039	4,468	15,533
Total costs of operations	42,714	20,550	67,089

Gross profit	2,676	1,812	6,583

CORPORATE OPERATING EXPENSES	(3,767)	(1,678)	(5,663)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	263	174	752

INTEREST EXPENSE, net	(6,253)	(2,918)	(13,654)

Loss before reorganization items and income taxes	(7,081)	(2,610)	(11,982)

REORGANIZATION ITEMS, net	—	198,998	—

(Loss) income before income taxes	(7,081)	196,388	(11,982)

PROVISION FOR INCOME TAXES	904	62	150

Net (loss) income	$(7,985)	$196,326	$(12,132)

Basic and diluted (loss) income per common share	$(0.92)	$227.23	$(14.04)

Weighted average number of basic and diluted common shares outstanding	8,644	864	864

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(Amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at June 30, 2007 (Predecessor)	864,444	$1	$87,085	$103	$(328,621)	$(241,432)

Net income from July 1 to July 31, 2007	—	—	—	—	196,326	196,326

Fresh-start adjustments:
Elimination of Predecessor common stock, additional paid-in capital, accumulated other comprehensive income and accumulated deficit	(864,444)	(1)	(87,085)	(103)	132,295	45,106

Reorganization value ascribed to Successor	—	—	37,456	—	—	37,456

Balance at July 31, 2007 (Predecessor)	—	—	37,456	—	—	37,456

Issuance of 864,444 shares of common stock to existing stockholders	864,444	1	—	—	—	1

Issuance of 7,780,000 shares of common stock to holders of senior subordinated notes	7,780,000	8	(8)	—	—	—

Net loss from August 1 to September 30, 2007	—	—	—	—	(7,985)	(7,985)

Other comprehensive income: Unrealized gain attributable to change in fair value of derivative	—	—	—	36	—	36
Comprehensive income (loss)						(7,949)
Balance at September 30, 2007 (Successor)	8,644,444	$9	$37,448	$36	$(7,985)	$29,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Successor	Predecessor
	Two	One	Three
	Months	Month	Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2007	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(7,985)	$196,326	$(12,132)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	3,547	3,263	—
Noncash reorganization items	—	(207,025)	—
Depreciation and amortization	10,039	4,468	15,533
Amortization of bond discount	790	—	—
Amortization of deferred financing costs	—	145	789
Equity in earnings of unconsolidated partnerships	(263)	(174)	(752)
Distributions from unconsolidated partnerships	604	58	716
Deferred income taxes	780	—	—
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	(83)	510	(2,464)
Other current assets	518	387	1,084
Accounts payable and other accrued expenses	(2,445)	(1,534)	(2,422)
Net cash provided by (used in) operating activities before reorganization items	5,502	(3,576)	352

Cash used for reorganization items	(3,547)	(3,263)	—
Net cash provided by (used in) operating activities	1,955	(6,839)	352

INVESTING ACTIVITIES:
Additions to property and equipment	(2,206)	—	(4,045)
Other	(105)	181	297
Net cash (used in) provided by investing activities	(2,311)	181	(3,748)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(909)	(470)	(2,374)
Principal payments on credit facility	—	(5,000)	—
Proceeds from issuance of notes payable	—	12,768	—
Other	49	—	—
Net cash (used in) provided by financing activities	(860)	7,298	(2,374)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(1,216)	640	(5,770)
Cash, beginning of period	21,472	20,832	28,208
Cash, end of period	$20,256	$21,472	$22,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,613	$8,184	$7,851
Income taxes paid	297	—	75
Equipment additions under capital leases	21	—	1,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States. Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states. We have two reportable segments:  fixed operations and mobile operations. Our services are provided through a network of 84 mobile magnetic resonance imaging, or MRI, facilities, seven mobile positron emission tomography, or PET, facilities, three mobile computed tomography, or CT, facilities, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 54 fixed-site MRI centers, 43 multi-modality fixed-site centers, one PET/CT fixed-site center and one PET fixed-site center (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.             REORGANIZATION

General Information

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

On August 1, 2007, pursuant to the exchange offer and plan of reorganization, all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled and the following distributions were made (after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock):

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

On August 1, 2007, we implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or SOP 90-7. The provisions of fresh-start reporting required that we revalue our assets and liabilities to fair value, reestablish stockholders’ equity and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. Under fresh-start reporting, our asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, or SFAS 141. Fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present values of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS No. 109, “Accounting for Income Taxes.”

Additional information regarding the impact of fresh-start reporting on our condensed consolidated balance sheet on the effective date is included in “Condensed Consolidated Fresh-Start Balance Sheet” below.

References in this Form 10-Q to “Successor” refer to our company on or after August 1, 2007, after giving effect to (1) the cancellation of Holdings’ common stock prior to the effective date; (2) the issuance of new Holdings’ common stock in exchange for all of InSight’s senior subordinated notes and the cancelled Holdings’ common stock; and (3) the application of fresh-start reporting. References to “Predecessor” refer to our company prior to August 1, 2007.

Liabilities Subject to Compromise

At June 30, 2007, liabilities subject to compromise are comprised of the following (amounts in thousands) (unaudited):

Predecessor
June 30,
2007
Senior subordinated notes payable	$194,500
Accrued interest expense	11,204
$205,704

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the reorganization process. The amounts represented known obligations resolved in connection with the plan of reorganization. At September 30, 2007, we had a zero balance for liabilities subject to compromise due to Holdings’ and InSight’s emergence from bankruptcy. Information regarding the discharge of liabilities subject to compromise is included in “Condensed Consolidated Fresh-Start Balance Sheet” below.

Reorganization Items, net

SOP 90-7 requires that the consolidated financial statements for periods subsequent to a chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees) directly associated with the reorganization of the business are reported separately in the financial statements. For the one month ended July 31, 2007, Predecessor recognized the following reorganization items in its condensed consolidated statement of operations (amounts in thousands) (unaudited):

Predecessor
One Month
Ended
July 31, 2007

Gain on discharge of debt	$168,248
Revaluation of assets and liabilities	38,674
Professional fees	(4,962)
Consent fees	(2,954)
Other	(8)
$198,998

Condensed Consolidated Fresh-Start Balance Sheet

Paragraph 36 of SOP 90-7 requires an entity to adopt fresh-start reporting if the reorganization value of the assets of the emerging entity immediately before the consummation of the confirmed plan of reorganization is less than the total of all postpetition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity. The Company met both criteria and adopted fresh-start reporting upon Holdings’ and InSight’s emergence from chapter 11. Fresh-start reporting requires us to revalue our assets and liabilities to fair value. In estimating fair value we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which we adopted in conjunction with our adoption of fresh-start reporting. SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value instruments (Note 14).

Our estimates of fair value of our tangible and identifiable intangible assets were determined by management with the assistance of outside financial advisors. Adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

To facilitate the calculation of reorganization value and equity value, management, with the assistance of outside financial advisors, developed an estimate of the enterprise value of the successor entity, including $322.5 million in aggregate principal amount of total debt and capital leases as of the date of consummation of the plan of reorganization.

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the plan of reorganization:

•                       the market value of Holdings’ 8,644,444 shares of common stock when such shares first traded after consummation of the confirmed plan of reorganization and for a short period of time thereafter.  The value range of Holdings’ common stock was estimated from a low of $35 million (based on $4 per share) to a high of $61 million (based on $7 per share).  The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million. Management recognizes that the common stock valuation approach may be somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering.  Nevertheless, management determined that benefits of this valuation method outweighed this limitation and management relied primarily on this valuation method.

•                       the market value of the $194.5 million of senior subordinated notes for a period of time leading up to cancellation of such debt on the date of the consummation of the confirmed plan of reorganization.  The value range of InSight’s senior subordinated notes was estimated from a low of $65 million to a high of $74 million during an approximatly 30 day period of time leading up to the date of consummation of the plan.  The range of enterprise value to correspond with the foregoing range would be from a low of $387 million to a high of $396 million.

Management considered the above values in light of various relevant market comparables, which are not specific to our publicly traded securities, such as (A) the market values of comparable companies and (B) recent transactions in our industry.

To a lesser extent, management considered the estimated present value of projected future cash flows in order to validate the determinations it made through the market comparable methods described above.  Management estimated that the discounted cash flow value of the Company’s two reporting segments was slightly less than the low point of the enterprise range determined by the trading value of the common stock.

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million falls within the range established above, and management believes the estimate is appropriate since the value is primarily derived from the trading value of the common stock and senior subordinated notes as described above.  Management believes that in light of our current business and industry challenges, including the negative trends and numerous risks described elsewhere in this Form 10-Q, this estimate best reflects the current value of the Company.  Finally, if the long-term debt and capital leases of $322.5 million in aggregate principal amount are subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value is $37.5 million.

The foregoing estimates of enterprise value and corresponding equity value, are dependent upon our achievement of future financial results that are reflected in the prices of our publicly traded securities and our own projections, as well as the realization of certain other assumptions.  There can be no assurance that the projections will be achieved or that the assumptions will be realized.  Neither the projections nor the assumptions are incorporated into this Form 10-Q.

The adjustments set forth in the following Condensed Consolidated Fresh-Start Balance Sheet in the columns “Debt Discharge” and “Revaluation of Assets and Liabilities” which reflect the effect of the consummation of the plan of reorganization and the adoption of fresh-start reporting on our condensed consolidated balance sheet at August 1, 2007 are as follows (amounts in thousands):

				Successor
		Fresh-Start Adjustments		Reorganized
			Revaluation	Balance
	Predecessor		of Assets	Sheet
	July 31,	Debt	and	August 1,
	2007	Discharge (a)	Liabilities (b)	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,472	$—	$—	$21,472
Trade accounts receivables, net	42,173	—	—	42,173
Other current assets	7,948	—	(195)	7,753
Total current assets	71,593	—	(195)	71,398

Property and equipment, net	140,345	—	18,295	158,640
Investments in partnerships	3,529	—	7,698	11,227
Other assets	7,731	—	(7,587)	144
Other intangible assets, net	30,111	—	5,889	36,000
Goodwill	64,868	—	45,208	110,076
	$318,177	$—	$69,308	$387,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$3,359	$—	$—	$3,359
Accounts payable and other accrued expenses	37,084	—	—	37,084
Total current liabilities	40,443	—	—	40,443

Long-term liabilities:
Notes payable and capital lease obligations, less current portion	315,795	—	(21,818)	293,977
Liabilities subject to compromise	205,704	(205,704)	—	—
Other long-term liabilities	8,365	—	7,243	15,608
Total long-term liabilities	529,864	(205,704)	(14,575)	309,585

Stockholders’ equity (deficit)
Predecessor
Common stock	1	—	(1)	—
Additional paid-in capital	87,085	—	(87,085)	—
Accumulated other comprehensive income	103	—	(103)	—
Accumulated deficit	(339,319)	168,248	171,071	—
Successor	—	8	1	9
Common stock	—	37,448	—	37,448
Additional paid-in capital	(252,130)	205,704	83,883	37,457
Total stockholders’ equity (deficit)	$318,177	$—	$69,308	$387,485

(a)                Debt Discharge. This reflects the cancellation of $205,704 of liabilities subject to compromise pursuant to the terms of the plan of reorganization. The holders of senior subordinated notes received 7,780 shares of Holdings’ common stock in satisfaction of such claims.

(b)               Revaluation of Assets and Liabilities. Fresh-start adjustments made to reflect asset and liability values at estimated fair value are summarized as follows:

•                  Other current assets. An adjustment of $195 was recorded to decrease the value of deferred tax benefit.

•                  Property and equipment, net. An adjustment of $18,295 was recorded to increase the net book value of property and equipment, net.

•                  Investments in partnerships. An adjustment of $7,698 was recorded to recognize the estimated fair value of our investments in partnerships.

•                  Other assets. Adjustments of $7,587 were recorded to reduce the value of deferred financing costs and the value of the interest rate cap contract.

•                  Other intangible assets, net. An adjustment of $5,889 was recorded to recognize identifiable intangible assets. These intangible assets reflect the estimated fair value of our trademark, wholesale contracts and certificates of need. These assets will be subject to an annual impairment review (Note 5).

•                  Goodwill. An adjustment of $45,208 was recorded to reflect reorganization value of the successor equity in excess of the fair value of tangible and identified intangible assets and liabilities. This amount is determined as the stockholders’ deficit immediately prior to Holdings’ and InSight’s emergence from bankruptcy ($252,130), offset by the gain on discharge of debt ($168,248) and revaluation of assets and liabilities ($38,674) (Note 5).

•                  Notes payable. An adjustment of $21,818 was recorded to reflect a net fair value discount associated with InSight’s senior secured floating rate notes due 2011, to be amortized in interest expense over the remaining life of such notes. The fair market value of the notes was determined based on the quoted market value as of August 1, 2007, which represents the present value of amounts to be paid at appropriate current interest rates.

•                  Other long-term liabilities. An adjustment of $7,243 was recorded to increase the value of deferred tax liabilities related to the increase in value of our other indefinite-lived intangible assets.

•                  Total stockholders’ deficit. The adoption of fresh-start reporting resulted in a new entity with no beginning retained earnings or accumulated deficit. The condensed consolidated balance sheet reflects initial stockholders’ equity value of approximately $37,457 estimated as described above.

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2007, we had total indebtedness of approximately $321.6 million in aggregate principal amount. In addition, as a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years. We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated. If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness. However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

3.             INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission, or SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be achieved for the full fiscal year.

Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7. The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes. Accordingly, our condensed consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date.

4.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our condensed consolidated financial statements include our accounts and those of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not control, and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

5.             GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2007, goodwill represents the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting. We recorded approximately $110.1 million of goodwill upon Holdings’ and InSight’s emergence from bankruptcy. Identified intangible assets consist primarily of our trademark, certificates of need and wholesale contracts. The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized. Wholesale contracts are definite-lived intangible assets and are amortized over the expected term of the respective contracts. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test. Wholesale contracts are amortized on a straight-line basis over the estimated lives of the assets ranging from five to seven years.

We evaluate the carrying value of goodwill and intangible assets, including the related amortization period, in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments. Goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on the relative fair value of the assets and liabilities of the operating segments. In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142. In the first of the two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised value model, as appropriate. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the condensed consolidated statements of operations. For the two months ended September 30, 2007, we did not identify any potential indication that goodwill might be impaired.

We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the market interest rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. For the two months ended September 30, 2007, we did not identify any potential indication that other intangible assets might be impaired.

A reconciliation of other intangible assets is as follows (amounts in thousands):

	Successor		Predecessor
	September 30, 2007		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
	(unaudited)
Amortized intangible assets:
Managed care contracts	$—	$—	$24,410	$4,202
Wholesale contracts	16,500	543	14,006	12,678
	16,500	543	38,416	16,880

Unamortized intangible assets:
Trademark	8,900	—	8,680	—
Certificates of need	10,600	—	—	—
Other intangible assets	$36,000	$543	$47,096	$16,880

The amortizable other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5 to 7 years

Amortization of intangible assets was approximately $0.5 million, $0.1 million and $0.3 million for the two months ended September 30, 2007 (Successor), the one month ended July 31, 2007 and three months ended September 30, 2006 (Predecessor), respectively.

6.             NOTES PAYABLE

Through InSight, we have outstanding $315 million of aggregate principal amount of senior secured floating rate notes due 2011, or floating rate notes. The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. We are prohibited from redeeming the floating rate notes prior to January 1, 2008, and thereafter we are required to pay certain redemption premiums if the floating rate notes are redeemed prior to maturity.   The $315 million of aggregate principal amount of floating rate notes includes $15 million of aggregate principal amount of floating rate notes issued in July 2007, which were issued at 85% of their principal amount, and are entitled to customary registration rights and other terms consistent with our original issuance floating rate notes. The fair value of the floating rate notes as of September 30, 2007 was approximately $294 million.

We have an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expires on January 31, 2008  (Note 11).

Holdings and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.   The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

Through InSight, we also had outstanding $194.5 million aggregate principal amount of senior subordinated notes.  On August 1, 2007, the senior subordinated notes were cancelled and exchanged for Holdings’ common stock as part of Holdings’ and InSight’s plan of reorganization and exchange offer (Note 2).

Through certain of InSight’s subsidiaries, we have an asset-based revolving credit facility of up to $30 million, which expires in June 2011. As of September 30, 2007, we had approximately $25.8 million of availability under the credit facility, based on our borrowing base. Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility.  All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing.  Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate (7.75% as of September 30, 2007).  The applicable margin is initially 2.50% per annum; however, commencing with delivery of our consolidated financial statements for the fiscal month ending March 31, 2008 and quarterly thereafter, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.50% to 2.00% per annum.  At September 30, 2007, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $2.6 million outstanding under the credit facility, of which approximately $0.6 million were cash collateralized.

The agreements governing our credit facility and floating rate notes contain restrictions on among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

7.             EQUITY AND SHARE-BASED COMPENSATION

Equity

Common stock. Prior to the effective date, Holdings declared a one for 6.326392 reverse stock split. Common stock as of June 30, 2007 and the weighted average number of common shares outstanding for the three months ended September 30, 2006 have been adjusted to reflect the reverse stock split.

On August 1, 2007 pursuant to the exchange offer and plan of reorganization, all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled and the following distributions were made (after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock):

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

Stock options and stock option plan. Our stock option plan was terminated and all outstanding options were cancelled on August 1, 2007 upon consummation of the plan of reorganization (Note 2). No options have been issued subsequent to August 1, 2007.

Share-based compensation

We account for share-based compensation under SFAS No. 123R, “Share-Based Payment”, or SFAS 123R. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Because we used the minimum value method of measuring share-based compensation expense under SFAS 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and because we previously met the definition of a nonpublic entity under SFAS 123R, we adopted the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006. For all awards granted prior to July 1, 2006, we accounted for our stock option plan and options granted pursuant to option agreements in accordance with Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and followed the pro-forma disclosures of net income (loss) required under SFAS 123 as if we had recognized compensation expense equal to the fair value of options granted, as determined on the grant date. For the three months ended September 30, 2006, our net loss would have reflected pro-forma compensation expense of approximately $0.1 million.

8.             INCOME TAXES

As of June 30, 2007, we had federal net operating loss, or NOL, carryforwards of approximately $67.8 million and various state NOL carryforwards.  These NOL carryforwards expire between 2007 and 2026. As discussed in Note 2, on August 1, 2007 a plan of reorganization and cancellation of indebtedness became effective.  The NOL carryforwards were reduced by the cancellation of indebtedness income of approximately $144.7 million.  Furthermore, future utilization of any remaining NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred.  We anticipate that the limitation will allow use of approximately $3.2 million of attributes per year.

A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.  Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2007 and 2006 and (3) the available evidence, management determined that is more likely than not that the net deferred tax assets as of the date of applying fresh-start reporting, August 1, 2007 will not be realized.  Consequently, we have a full valuation allowance against such net deferred tax assets as of August 1, 2007.  In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $10.9 million after application of the valuation allowance as of August 1, 2007.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. Any future reversals of the valuation allowance that was recorded as of August 1, 2007 in applying fresh-start reporting will be recorded as a reduction of goodwill.

On July 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. There was no cumulative effect adjustment recorded as a result of implementing FIN 48 on July 1, 2007. The liability for income taxes associated with uncertain tax positions was approximately $1.4 million as of July 1, 2007 and as of September 30, 2007 and is included in Other long-term liabilities.  This amount, if recognized, would favorably affect our effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months.

9.             SEGMENT INFORMATION

We have two reportable segments:  mobile operations and fixed operations, which are business units defined primarily by the type of service provided. Mobile operations consist primarily of mobile facilities while fixed operations consist primarily of fixed-site centers, although each segment has in the past generated both contract services and patient services revenues. We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments. We also do not allocate income taxes to the two segments. We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Successor
Two months ended September 30, 2007:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$16,431	$3,830	$—	$20,261
Patient services revenues	—	25,129	—	25,129
Total revenues	16,431	28,959	—	45,390
Depreciation and amortization	4,367	4,442	1,230	10,039
Total costs of operations	15,885	25,009	1,820	42,714
Corporate operating expenses	—	—	(3,767)	(3,767)
Equity in earnings of unconsolidated partnerships	—	263	—	263
Interest expense, net	(448)	(547)	(5,258)	(6,253)
Income (loss) before income taxes	98	3,666	(10,845)	(7,081)

Additions to property and equipment	134	1,478	594	2,206

Predecessor
One month ended July 31, 2007:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$8,169	$1,882	$—	$10,051
Patient services revenues	—	12,311	—	12,311
Total revenues	8,169	14,193	—	22,362
Depreciation and amortization	1,958	2,045	465	4,468
Total costs of operations	6,918	11,920	1,712	20,550
Corporate operating expenses	—	—	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	—	174	—	174
Interest expense, net	(243)	(289)	(2,386)	(2,918)
Income (loss) before reorganization items, net and income taxes	1,008	2,158	(5,776)	(2,610)

Additions to property and equipment	—	—	—	—

Three months ended September 30, 2006:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$27,632	$5,543	$—	$33,175
Patient services revenues	—	40,497	—	40,497
Total revenues	27,632	46,040	—	73,672
Depreciation and amortization	7,356	6,538	1,639	15,533
Total costs of operations	23,953	38,796	4,340	67,089
Corporate operating expenses	—	—	(5,663)	(5,663)
Equity in earnings of unconsolidated partnerships	—	752	—	752
Interest expense, net	(1,191)	(1,238)	(11,225)	(13,654)
Income (loss) before income taxes	2,488	6,758	(21,228)	(11,982)

Additions to property and equipment	108	3,465	472	4,045

10.          NEW PRONOUNCEMENTS

In September 2006, FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Upon Holdings’ and InSight’s emergence from bankruptcy, we adopted SFAS 157 (Notes 2 and 14).

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. On July 1, 2007 we adopted FIN 48 (Note 8).

11.          HEDGING ACTIVITIES

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

We have an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expires on January 31, 2008. We have designated this interest rate cap contract as a highly effective cash flow hedge of our floating rate notes under SFAS 133. Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). The premium paid for the contract will be amortized over the life of the contract as required under SFAS 133. The fair value of the interest rate cap contract was approximately $0.1 million as of September 30, 2007.

12.          COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the two months ended September 30, 2007, one month ended July 31, 2007 and three months ended September 30, 2006, respectively (amounts in thousands):

	Successor	Predecessor
	Two	One	Three
	Months	Month	Months
	Ended	Ended	Ended
	September 30,	July 31,	September 30,
	2007	2007	2006
	(unaudited)

Net (loss) income	$(7,985)	$196,326	$(12,132)
Unrealized gain (loss) attributable to change in fair value of interest rate cap	36	—	(427)
Comprehensive (loss) income	$(7,949)	$196,326	$(12,559)

13.          (LOSS)  INCOME  PER COMMON SHARE

We report basic and diluted earnings per share, or EPS, for our common stock. Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period. Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options.  There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS. Due to the net losses reported for the two months ended September 30, 2007 (Successor) and the three months ended September 30, 2006 (Predecessor) and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.

14.          FAIR VALUE MEASUREMENTS

As discussed in Note 2, we adopted SFAS 157 upon Holdings and InSight emerging from bankruptcy. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157. The three valuation techniques are identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:

(a)          Market approach – prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities;

(b)         Cost approach – amount that would be required to replace the service capacity of an asset (replacement cost); and

(c)          Income approach – techniques to convert future amounts to single present amounts based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities measured at fair value on a recurring basis (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs	Valuation
	2007	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate cap contract	$131	$131	$—	$—	(a)

Assets and liabilities measured at fair value in connection with our adoption of fresh-start reporting (amounts in thousands) (unaudited):

		Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	August 1,	identical assets	inputs	inputs	Total	Valuation
	2007	(Level 1)	(Level 2)	(Level 3) (1)	Gain (loss)	Technique
Property and equipment	$158,640	$—	$—	$158,640	$18,296	(b)
Investments in partnerships	11,227	—	—	11,227	7,698	(b)(c)
Interest rate cap contract	144	144	—	—	(11)	(a)
Indefinite-lived intangible assets (2)	19,500	—	—	19,500	(4,931)	(c)
Definite-lived intangible assets (2)	16,500	—	—	16,500	10,820	(c)
Floating rate notes	289,800	289,800	—	—	21,981	(a)
Capital lease obligations and other notes payable	7,536	—	7,536	—	—	(b)

(1)          These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenues, cash flows and market conditions. These cash flows were then discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money.

(2)          Note 5.

15.          COMMITMENTS AND CONTINGENCIES

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

On September 13, 2006, the Hospital filed a voluntary bankruptcy petition under chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case and the arbitration have been stayed pursuant to 11 U.S.C. § 362. IHC and KIA have both filed proofs of claim in the Hospital’s bankruptcy case. IHC has asserted contingent unliquidated claims based upon the litigation currently stayed in the U.S. District Court for the District of New Jersey. KIA has filed a claim based upon the lease between KIA and the Hospital. The Hospital remains a debtor-in-possession and is attempting to reorganize. On August 16, 2007, the Hospital filed its first amended plan of reorganization and accompanying disclosure statement. The Hospital’s disclosure statement was approved on October 22, 2007 and the plan confirmation hearing is scheduled for November 20, 2007. The disclosure statement indicates that the distribution trustee will file objections to the claims of KIA and InSight.

IHC no longer provides any services to the Hospital and the lease has been terminated.

16.          SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holdings and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the floating rate notes (Note 6). These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for our investment in InSight and its subsidiaries under the equity method of accounting. Dividends from InSight to Holdings are restricted under the agreements governing our material indebtedness. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2007

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,903	$2,353	$—	$20,256
Trade accounts receivables, net	—	—	36,028	6,228	—	42,256
Other current assets	—	—	6,948	287	—	7,235
Intercompany accounts receivable	37,457	290,589	9,905	—	(337,951)	—
Total current assets	37,457	290,589	70,784	8,868	(337,951)	69,747
Property and equipment, net	—	—	133,776	17,595	—	151,371
Investments in partnerships	—	—	10,886	—	—	10,886
Investments in consolidated subsidiaries	(7,949)	(7,949)	13,380	—	2,518	—
Other assets	—	—	131	—	—	131
Goodwill and other intangible assets, net	—	—	139,673	5,860	—	145,533
	$29,508	$282,640	$368,630	$32,323	$(335,433)	$377,668

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$959	$1,752	$—	$2,711
Accounts payable and other accrued expenses	—	—	33,458	1,181	—	34,639
Intercompany accounts payable	—	—	328,346	9,605	(337,951)	—
Total current liabilities	—	—	362,763	12,538	(337,951)	37,350
Notes payable and capital lease obligations, less current portion	—	290,589	—	3,938	—	294,527
Other long-term liabilities	—	—	13,816	2,467	—	16,283
Stockholders’ equity (deficit)	29,508	(7,949)	(7,949)	13,380	2,518	29,508
	$29,508	$282,640	$368,630	$32,323	$(335,433)	$377,668

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2007

(Amounts in thousands)

(Predecessor)

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

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE TWO MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$18,829	$1,432	$—	$20,261
Patient services	—	—	21,059	4,070	—	25,129
Total revenues	—	—	39,888	5,502	—	45,390

Costs of operations	—	—	37,355	5,359	—	42,714
Gross profit	—	—	2,533	143	—	2,676

Corporate operating expenses	—	—	(3,767)	—	—	(3,767)

Equity in earnings of unconsolidated partnerships	—	—	263	—	—	263

Interest expense, net	—	—	(6,134)	(119)	—	(6,253)
(Loss) income before income taxes	—	—	(7,105)	24	—	(7,081)

Provision for income taxes	—	—	904	—	—	904
(Loss) income before equity in (loss) income of consolidated subsidiaries	—	—	(8,009)	24	—	(7,985)

Equity in (loss) income of consolidated subsidiaries	(7,985)	(7,985)	24	—	15,946	—
Net (loss) income	$(7,985)	$(7,985)	$(7,985)	$24	$15,946	$(7,985)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE ONE MONTH ENDED JULY 31, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$9,371	$680	$—	$10,051
Patient services	—	—	10,226	2,085	—	12,311
Total revenues	—	—	19,597	2,765	—	22,362

Costs of operations	—	—	17,866	2,684	—	20,550
Gross profit	—	—	1,731	81	—	1,812

Corporate operating expenses	—	—	(1,678)	—	—	(1,678)

Equity in earnings of unconsolidated partnerships	—	—	174	—	—	174

Interest expense, net	—	—	(2,854)	(64)	—	(2,918)
(Loss) income before reorganization items and income taxes	—	—	(2,627)	17	—	(2,610)

Reorganization items, net	—	168,248	30,750	—	—	198,998

Income before income taxes	—	168,248	28,123	17	—	196,388

Provision for income taxes	—	—	62	—	—	62
Income before equity in income of consolidated subsidiaries	—	168,248	28,061	17	—	196,326

Equity in income of consolidated subsidiaries	196,326	28,078	17	—	(224,421)	—
Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$31,209	$1,966	$—	$33,175
Patient services	—	—	33,704	6,793	—	40,497
Total revenues	—	—	64,913	8,759	—	73,672

Costs of operations	—	—	58,624	8,465	—	67,089
Gross profit	—	—	6,289	294	—	6,583

Corporate operating expenses	—	—	(5,663)	—	—	(5,663)

Equity in earnings of unconsolidated partnerships	—	—	752	—	—	752

Interest expense, net	—	—	(13,431)	(223)	—	(13,654)
(Loss) income before income taxes	—	—	(12,053)	71	—	(11,982)

Provision for income taxes	—	—	150	—	—	150
(Loss) income before equity in (loss) income of consolidated subsidiaries	—	—	(12,203)	71	—	(12,132)

Equity in (loss) income of consolidated subsidiaries	(12,132)	(12,132)	71	—	24,193	—
Net (loss) income	$(12,132)	$(12,132)	$(12,132)	$71	$24,193	$(12,132)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE TWO MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(7,985)	$(7,985)	$(7,985)	$24	$15,946	$(7,985)
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Cash used for reorganization items	—	—	3,547	—	—	3,547
Depreciation and amortization	—	—	9,028	1,011	—	10,039
Amortization of bond discount	—	—	790	—	—	790
Equity in earnings of unconsolidated partnerships	—	—	(263)	—	—	(263)
Distributions from unconsolidated partnerships	—	—	604	—	—	604
Deferred income taxes	—	—	780	—	—	780
Equity in (loss) income of consolidated subsidiaries	7,985	7,985	(24)	—	(15,946)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	274	(357)	—	(83)
Intercompany receivables, net	—	—	1,043	(1,043)		—
Other current assets	—	—	504	14	—	518
Accounts payable and other accrued expenses	—	—	(2,333)	(112)	—	(2,445)
Net cash provided by (used in) operating activities before reorganization items	—	—	5,965	(463)	—	5,502
Cash used for reorganization items	—	—	(3,547)	—	—	(3,547)
Net cash provided by (used in) operating activities	—	—	2,418	(463)	—	1,955

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(2,177)	(29)	—	(2,206)
Other	—	—	(105)	—	—	(105)
Net cash used in investing activities	—	—	(2,282)	(29)	—	(2,311)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(618)	(291)	—	(909)
Other	—	—	49	—	—	49
Net cash used in financing activities	—	—	(569)	(291)	—	(860)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(433)	(783)	—	(1,216)
Cash, beginning of period	—	—	18,336	3,136	—	21,472
Cash, end of period	$—	$—	$17,903	$2,353	$—	$20,256

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE ONE MONTH ENDED JULY 31, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	3,263	—	—	3,263
Noncash reorganization items	—	(168,248)	(38,777)	—	—	(207,025)
Depreciation and amortization	—	—	3,956	512	—	4,468
Amortization of deferred financing costs	—	—	145	—	—	145
Equity in earnings of unconsolidated partnerships	—	—	(174)	—	—	(174)
Distributions from unconsolidated partnerships	—	—	58	—	—	58
Equity in (loss) income of consolidated subsidiaries	(196,326)	(28,078)	(17)	—	224,421	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	223	287	—	510
Intercompany receivables, net	—	(7,768)	8,208	(440)	—	—
Other current assets	—	—	425	(38)	—	387
Accounts payable and other accrued expenses	—	—	(1,614)	80	—	(1,534)
Net cash (used in) provided by operating activities before reorganization items	—	(7,768)	3,774	418	—	(3,576)
Cash used for reorganization items	—	—	(3,263)	—	—	(3,263)
Net cash (used in) provided by operating activities	—	(7,768)	511	418	—	(6,839)

INVESTING ACTIVITIES:
Other	—	—	171	10	—	181
Net cash provided by investing activities	—	—	171	10	—	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(306)	(164)	—	(470)
Principal payments on revolving credit facility	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of notes payable	—	12,768	—	—	—	12,768
Net cash provided by (used in) financing activities	—	7,768	(306)	(164)	—	7,298

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	376	264	—	640
Cash, beginning of period	—	—	17,960	2,872	—	20,832
Cash, end of period	$—	$—	$18,336	$3,136	$—	$21,472

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(12,132)	$(12,132)	$(12,132)	$71	$24,193	$(12,132)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	14,134	1,399	—	15,533
Amortization of deferred financing costs	—	—	789	—	—	789
Equity in earnings of unconsolidated partnerships	—	—	(752)	—	—	(752)
Distributions from unconsolidated partnerships	—	—	716	—	—	716
Equity in (loss) income of consolidated subsidiaries	12,132	12,132	(71)	—	(24,193)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(1,550)	(914)	—	(2,464)
Intercompany receivables, net	—	(59)	(569)	628	—	—
Other current assets	—	—	1,119	(35)	—	1,084
Accounts payable and other accrued expenses	—	—	(2,864)	442	—	(2,422)
Net cash (used in) provided by operating activities	—	(59)	(1,180)	1,591	—	352

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(2,437)	(1,608)	—	(4,045)
Other	—	9	(225)	513	—	297
Net cash provided by (used in) investing activities	—	9	(2,662)	(1,095)	—	(3,748)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	50	(1,806)	(618)	—	(2,374)
Net cash provided by (used in) financing activities	—	50	(1,806)	(618)	—	(2,374)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(5,648)	(122)	—	(5,770)
Cash, beginning of period	—	—	25,944	2,264	—	28,208
Cash, end of period	$—	$—	$20,296	$2,142	$—	$22,438

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

All references to “we,” “us,” “our,” “our company” or “the Company” in this Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. References in this Form 10-Q to “Successor” refer to our company on or after August 1, 2007, and references to “Predecessor” refer to our company prior to August 1, 2007.

We are a nationwide provider of diagnostic imaging services through our integrated network of fixed-site centers and mobile facilities which are focused in core markets throughout the United States. Our services include MRI, CT, PET, PET/CT and other technologies. These services are noninvasive techniques that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 69% of our total revenues from MRI services during the three months ended September 30, 2007, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of September 30, 2007, our network consists of 99 fixed-site centers and 108 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance. We do not engage in the practice of medicine. We have two reportable segments: mobile operations and fixed operations. Our mobile operations include 19 parked mobile facilities, each of which serves a single customer. Our fixed operations include five mobile facilities as part of our fixed operations in Maine. Certain financial information regarding our reportable segments is included in Note 9 to our condensed consolidated financial statements, which are a part of this Form 10-Q.

Historically, we pursued a strategy that was largely focused on growth through the acquisition of imaging businesses in various parts of the country. More recently, we began the process of implementing a strategy based on core markets. A core market strategy may allow us more operating efficiencies and synergies than are available in a nationwide strategy. A core market will be based on many factors and not just the number of fixed-site centers or mobile facilities in an area. Other factors would include, without limitation, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions. We expect that this strategy will result in us exiting some markets while increasing our presence in others, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers. As discussed below, our board of directors was recently reconfigured with five new members. Our management is reviewing and analyzing with our board of directors our current core market strategy. As a result, we may determine to continue with this strategy, modify it or identify an alternate strategy.

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

On August, 1, 2007, pursuant to the exchange offer and the plan of reorganization, all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled, and the following distributions were made (after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock):

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

The plan of reorganization provided for the assumption of substantially all executory contracts and unexpired leases; however, we did terminate (i) the management agreement with J. W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and (ii) the stockholders agreement with holders of Holdings’ common stock and stock options. Pursuant to the plan of reorganization, the boards of directors of Holdings and InSight were reconfigured, and five of the directors of each board were designated by an ad hoc committee of holders of senior subordinated notes, one was designated by the holders of Holdings’ common stock prior to the effective date, and Bret W. Jorgensen, the President and Chief Executive Officer of Holdings and InSight, remained a director until his resignation as of November 15, 2007. See “Executive Leadership Changes” below.

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

Executive Summary

As described in greater detail below, our business faces many challenges. Some of these challenges are unique to our business, while other challenges are industry-wide. Our revenues for the three months ended September 30, 2007 decreased by approximately 8.0% as compared to the three months ended September 30, 2006 and our costs of operations decreased by 5.7%. Moreover, our corporate operating expenses declined by only 5.2% during the same period. As a result of the decrease in revenues combined with a lesser decrease in certain of our expenses, our Adjusted EBITDA decreased approximately 18.6% for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below). This 18.6% decline in Adjusted EBITDA was preceded by an approximate 24.2% decline in Adjusted EBITDA for the year ended June 30, 2007 compared to the year ended June 30, 2006.  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past thirteen fiscal quarters.  This negative trend in Adjusted EBITDA may continue and may be exacerbated by the adverse effects of the Medicare reimbursement reductions with respect to the Medicare Part B fee schedule, PET and PET/CT rates and the Deficit Reduction Act, or the DRA, as discussed in the subsection entitled “Reimbursement” below.

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

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2007, we had total indebtedness of approximately $321.6 million in aggregate principal amount. In addition, as a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years. We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated. If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness. However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Executive Leadership Changes

Effective as of October 26, 2007, Holdings and InSight entered into a resignation agreement with Bret W. Jorgensen, the President and Chief Executive Officer and a director of Holdings and InSight. The resignation agreement provides for, among other things, Mr. Jorgensen’s resignation as a director and executive officer of Holdings and InSight effective as of November 15, 2007. As a result of the resignation of Mr. Jorgensen, effective as of October 29, 2007, Richard Nevins, a director since August 1, 2007, was appointed the Interim Chief Executive Officer of Holdings and InSight, and Louis E. Hallman, III, was appointed the Interim Chief Operating Officer of Holdings and InSight. As a result of Mr. Nevins becoming an executive officer of Holdings, Keith E. Rechner replaced Mr. Nevins as a member of the audit committee of Holdings’ board of directors.

Dispositions

During the three months ended September 30, 2007, we closed one fixed-site center. During the fiscal year ended June 30, 2007, we closed three fixed-site centers and sold one fixed-site center.

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

Reimbursement

Medicare. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain others. Providers are paid by the federal government in accordance with regulations promulgated by the Department of Health and Human Services and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full. Hospital inpatient services are reimbursed under a prospective payment system. Hospitals receive a specific prospective payment for inpatient treatment services based upon the diagnosis of the patient.

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

Under the final rule for OPPS effective January 1, 2008, which was released on November 1, 2007, CMS is packaging many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components. The practical overall effect in many cases is to decrease the total reimbursement received by hospitals for certain outpatient radiological services, including PET/CT. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

Furthermore, in August 2005, CMS published proposed regulations that would apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the proposed new methodology, CMS identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2006, CMS published final regulations that delay the implementation of this reimbursement methodology for an indefinite period of time. Implementation of this reimbursement methodology would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us.

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Medicare Part B fee schedule.  CMS proposed phasing in this rate reduction over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, pursuant to final regulations released in November 2006, CMS did not implement the second phase of the rate reduction in 2007. CMS has not yet stated whether it will implement the second phase.

The DRA became effective January 1, 2007 and has resulted in significant reductions in reimbursement for radiology services for Medicare beneficiaries.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule.  These reductions became effective on January 1, 2007. The implementation of the reimbursement reductions in the DRA has had, and we believe will continue to have, a material adverse effect on our financial condition and results of operations.  For our fiscal year ended June 30, 2007, Medicare revenues represented approximately $32 million, or approximately 11% of our total revenues.  We believe that the DRA reimbursement reduction decreased our patient services revenues by approximately $4.7 million during the nine months ended September 30, 2007. We expect to experience a proportionally comparable decrease in our Medicare revenues for the remaining three months of calendar 2007.

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0%, respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation. In fact, the proposed decrease under the Medicare Part B fee schedule is 10.1% for calendar 2008. If the 10.1% decrease in the Medicare Part B fee schedule becomes effective it may have a material adverse effect on our financial condition and results of operations.

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

Furthermore, certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and payors are continuing to monitor reimbursement for diagnostic imaging services. A third-party payor has instituted a requirement of participation that requires freestanding imaging center providers to offer multi-modality imaging services and not simply offer one type of diagnostic imaging service. Other third-party payors have instituted specific credentialing requirements on imaging center providers and physicians performing interpretations and providing supervision. Similar initiatives enacted in the future by a significant number of additional third-party payors may have a material adverse impact on our financial condition and results of operations.

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

The provision for doubtful accounts is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that will be uncollectible from patients, payors, hospitals and other healthcare providers. The provision for doubtful accounts includes amounts to be written off with respect to specific accounts involving customers that are financially unstable or materially fail to comply with the payment terms of their contract and other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded. Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for the three months ended September 30, 2007:

Percentage of Total Revenues

Hospitals, physician groups and other healthcare providers (1)	46%
Managed care and insurance	37%
Medicare	11%
Medicaid	2%
Workers’ compensation	2%
Other, including self-pay patients	2%

(1)  No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of September 30, 2007, our days sales outstanding for trade accounts receivables on a net basis was 56 days. We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of September 30, 2007 is as follows (amounts in thousands):

						120 days
		Current	30 days	60 days	90 days	and older	Total
		(unaudited)

	Hospitals, physician groups and other healthcare providers	$9,461	$4,983	$1,325	$566	$2,217	$18,552
	Managed care and insurance	18,924	8,357	4,679	2,781	15,817	50,558
	Medicare/Medicaid	5,126	2,148	1,187	801	3,649	12,911
	Workers’ compensation	1,183	930	531	467	2,287	5,398
	Other, including self-pay patients	572	127	129	99	—	927
	Trade accounts receivables	35,266	16,545	7,851	4,714	23,970	88,346

Less:	Allowances for professional fees	(4,051)	(1,682)	(959)	(619)	(3,459)	(10,770)
	Allowances for contractual adjustments	(11,900)	(5,077)	(2,805)	(204)	(1,887)	(21,873)
	Allowances for doubtful accounts	(21)	(4)	(4)	(1,883)	(11,535)	(13,447)
	Trade accounts receivables, net	$19,294	$9,782	$4,083	$2,008	$7,089	$42,256

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

Results of Operations

Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7. The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes. Accordingly, our condensed consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date. The adoption of fresh-start reporting primarily effects depreciation and amortization and interest expense in the condensed consolidated statements of operations. The accompanying condensed consolidated statements of operations for the three months ended September 30, 2007 combine the results of operations for the one month ended July 31, 2007 of the Predecessor and the two months ended September 30, 2007 of the Successor. We then compare the combined results of operations for the three months ended September 30, 2007 with the corresponding period in the prior year.

We believe the combined results of operations for the three months ended September 30, 2007 provide management and investors with a more meaningful perspective of our financial performance and operating trends than if we did not combine the results of operations of Predecessor and Successor in this manner. Similarly, we combine the financial results of Predecessor and Successor when discussing sources and uses of cash for the three months ended September 30, 2007.

The following table sets forth the results of operations for the three months ended September 30, 2007 and 2006. These combined results have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and may not be indicative of future operating results (amounts in thousands):

	Three Months Ended
	September 30,
	2007	2006
	(Combined)	(Predecessor)
	(unaudited)

REVENUES:
Contract services	$30,312	$33,175
Patient services	37,440	40,497
Total revenues	67,752	73,672

COSTS OF OPERATIONS:
Costs of services	45,229	49,111
Provision for doubtful accounts	1,232	1,376
Equipment leases	2,296	1,069
Depreciation and amortization	14,507	15,533
Total costs of operations	63,264	67,089

Gross profit	4,488	6,583

CORPORATE OPERATING EXPENSES	(5,445)	(5,663)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	437	752

INTEREST EXPENSE, net	(9,171)	(13,654)

Loss before reorganization items and income taxes	(9,691)	(11,982)

REORGANIZATION ITEMS, net	198,998	—

Income (loss) before income taxes	189,307	(11,982)

PROVISION FOR INCOME TAXES	966	150

Net income (loss)	$188,341	$(12,132)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	September 30,
	2007	2006
	(Combined)	(Predecessor)
	(unaudited)

REVENUES:	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	66.8	66.7
Provision for doubtful accounts	1.8	1.9
Equipment leases	3.4	1.4
Depreciation and amortization	21.4	21.1
Total costs of operations	93.4	91.1

Gross profit	6.6	8.9

CORPORATE OPERATING EXPENSES	(8.0)	(7.7)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.6	1.0

INTEREST EXPENSE, net	(13.5)	(18.5)

Loss before reorganization items and income taxes	(14.3)	(16.3)

REORGANIZATION ITEMS, net	293.7	—

Income (loss) before income taxes	279.4	(16.3)

PROVISION FOR INCOME TAXES	1.4	0.2

Net income (loss)	278.0%	(16.5)%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Three Months Ended
	September 30,
	2007	2006
	(Combined)	(Predecessor)
	(unaudited)

Revenues
Fixed operations	$43,152	$46,040
Mobile operations	24,600	27,632
Total	$67,752	$73,672

Costs of Operations
Fixed operations	$36,929	$38,796
Mobile operations	22,803	23,953
Other	3,532	4,340
Total	$63,264	$67,089

Costs of Operations as a Percentage of Revenues
Fixed operations	85.6%	84.3%
Mobile operations	92.7	86.7
Total	93.4%	91.1%

Three Months Ended September 30, 2007 and 2006

Revenues:  Revenues decreased approximately 8.0% from approximately $73.7 million for the three months ended September 30, 2006, to approximately $67.8 million for the three months ended September 30, 2007. This decrease was due to lower revenues from our fixed operations (approximately $2.9 million) and from our mobile operations (approximately $3.0 million). Revenues from our fixed and mobile operations represented approximately 64% and 36%, respectively, of our total revenues for the three months ended September 30, 2007.

Revenues from our fixed operations decreased approximately 6.3% from approximately $46.0 million for the three months ended September 30, 2006, to approximately $43.1 million for the three months ended September 30, 2007. This decrease was due primarily to lower revenues from our existing fixed-site centers (approximately $2.3 million, which amount includes approximately $1.6 million as a result of the DRA) and the loss of revenues from the centers we sold or closed during fiscal 2008 and 2007 (approximately $0.6 million). Revenues from our existing fixed-site centers decreased because of a decline in our average reimbursement from payors (approximately 2.5%). Revenues have been and may continue to be adversely affected by the negative trends discussed above.

Revenues from our mobile operations decreased approximately 10.9% from approximately $27.6 million for the three months ended September 30, 2006, to approximately $24.6 million for the three months ended September 30, 2007. This decrease was due to lower MRI and PET revenues and a decrease in the number of mobile facilities in operation. Revenues have been and may continue to be adversely affected by the negative trends discussed above.

For the three months ended September 30, 2007, approximately 55% and 45% of our total revenues were generated from patient services revenues and contract services revenues, respectively. All patient services revenues were earned from our fixed operations for the three months ended September 30, 2007. Contract services revenues for fixed and mobile operations represented approximately 19% and 81%, respectively, of total contract services revenues for the three months ended September 30, 2007.

Costs of Operations:  Costs of operations decreased approximately 5.7% from approximately $67.1 million for the three months ended September 30, 2006, to approximately $63.3 million for the three months ended September 30, 2007. This decrease was due primarily to (1) lower costs at our fixed operations (approximately $1.9 million); (2) lower costs at our mobile operations (approximately $1.1 million); and (3) lower costs at our billing and other operations (approximately $0.8 million). The decrease at our billing and other operations is due to lower salaries and benefits as a result of the consolidation of a billing office and reduced depreciation expense, partially offset by higher consulting fees.

Costs of operations at our fixed operations decreased approximately 4.9% from approximately $38.8 million for the three months ended September 30, 2006, to approximately $36.9 million for the three months ended September 30, 2007. Costs of operations decreased due to (1) a reduction in costs at our existing fixed-site centers (approximately $0.7 million); (2) the elimination of costs from the centers we sold or closed in fiscal 2008 and 2007 (approximately $0.9 million); and (3) the elimination of charges to close two fixed-site centers during the first quarter of fiscal 2007 (approximately $0.3 million). The reduction in costs of operations at our existing fixed-site centers was primarily caused by (1) lower medical supply costs as a result of lower volumes and cost reduction initiatives throughout our fixed-site centers (approximately $0.5 million); (2) lower equipment maintenance costs (approximately $0.2 million); and (3) lower radiologist reading fee expenses as a result of lower volumes (approximately $0.2 million).

Costs of operations at our mobile operations decreased approximately 5.0% from approximately $24.0 million for the three months ended September 30, 2006, to approximately $22.8 million for the three months ended September 30, 2007. The reduction in costs of operations was primarily caused by (1) lower depreciation and amortization expense (approximately $1.0 million); (2) lower salaries and benefits (approximately $0.5 million); and (3) lower vehicle operations and equipment maintenance costs (approximately $0.4 million), partially offset by higher equipment lease costs as a result of entering into more operating leases (approximately $1.2 million).

Corporate Operating Expenses:  Corporate operating expenses decreased approximately 5.2% from approximately $5.7 million for the three months ended September 30, 2006, to approximately $5.4 million for the three months ended September 30, 2007. The decrease was due primarily to reduced consulting fees (approximately $0.4 million) and reduced salaries and benefits as a result of the reduction in force completed in the second quarter of fiscal 2007 (approximately $0.2 million), partially offset by higher sales and marketing costs (approximately $0.1 million).

Interest Expense, net:  Interest expense, net decreased approximately 32.8% from approximately $13.7 million for the three months ended September 30, 2006, to approximately $9.2 million for the three months ended September 30, 2007. The decrease was due primarily to (1) the cancellation and exchange of $194.5 million of senior subordinated notes for Holdings’ common stock pursuant to the exchange offer and the plan of reorganization (approximately $4.8 million) and (2) lower amortization of deferred financing costs (approximately $0.7 million), partially offset by increased amortization of the bond discount on our floating rate notes (approximately $0.8 million).

Loss Before Reorganization Items and Income Taxes:  Loss before reorganization items and income taxes decreased approximately 19.2% from approximately $12.0 million for the three months ended September 30, 2006, to approximately $9.7 million for the three months ended September 30, 2007. The decrease was primarily due to the decrease in interest expense and corporate operating expenses discussed above, offset by lower gross profit.

Reorganization Items:  During the one month ended July 31, 2007, Predecessor recorded approximately $199.0 million for items in accordance with SOP 90-7 related to Holdings’ and InSight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.

Provision for Income Taxes:  Provision for income taxes increased from a provision of approximately $0.2 million for the three months ended September 30, 2006, to a provision of approximately $1.0 million for the three months ended September 30, 2007. The provision for income taxes for the three months ended September 30, 2007 is primarily related to an increase in deferred taxes due to differences in tax amortization of goodwill (approximately $0.8 million) and estimated state income taxes (approximately $0.2 million).

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases. We expect to fund future working capital and capital project requirements from net cash provided by operating activities, capital and operating leases and our credit facility. Due to the severity and duration of the negative trend in our Adjusted EBITDA and Medicare reimbursement reductions, we anticipate that operating cash flow will continue to decline as well, which will result in:

•                  a reduction in the amounts available under our credit facility, and therefore a decline in our borrowing base;

•                  difficulty funding our capital projects; and

•                  more stringent financing and leasing terms from equipment manufacturers and other financing resources.

Liquidity: During recent years, we have experienced many adverse market conditions and our financial performance has deteriorated.  We reported a net loss before reorganization items of approximately $9.7 million for the three months ended September 30, 2007 and a net loss of approximately $99.0 million, $210.2 million and $27.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.  We have experienced, and expect to continue to experience, decreases in revenues, partially offset by decreases in cost of operations at our existing mobile facilities and fixed-site centers and corporate operating expenses; however, the reorganization materially improved our long-term liquidity by cancelling $194.5 million of long-term debt and associated interest expense.

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2007, we had total indebtedness of approximately $321.6 million in aggregate principal amount. In addition, as a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years. We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated. If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness. However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to our floating rate notes and credit facility;

•                  capital projects;

•                  working capital requirements; and

•                  potential acquisitions.

There are no scheduled principal repayments on our floating rate notes until 2011.

Cash and cash equivalents as of September 30, 2007 were approximately $20.3 million. Our primary source of liquidity is cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:

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

A summary of cash flows is as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2007	2006
	(Combined)	(Predecessor)
	(unaudited)

Net cash (used in) provided by operating activities	$(4,884)	$352
Net cash used in investing activities	(2,130)	(3,748)
Net cash provided by (used in) financing activities	6,438	(2,374)

Decrease in cash and cash equivalents	$(576)	$(5,770)

Net cash used in operating activities was approximately $4.9 million for the three months ended September 30, 2007 and resulted primarily from payments made in connection with our reorganization efforts (approximately $6.8 million) and a decrease in accounts payable and accrued expenses (approximately $4.0 million) related to the timing of payments of salaries and benefits, partially offset by net income before depreciation, amortization and reorganization items.

Net cash used in investing activities was approximately $2.1 million for the three months ended September 30, 2007. Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $2.2 million).

Net cash provided by financing activities was approximately $6.4 million for the three months ended September 30, 2007. Cash provided by financing activities resulted primarily from the issuance of additional floating rate notes (approximately $12.8 million), partially offset by principal payments on notes payable and capital lease payments (approximately $6.4 million).

The following table sets forth our Adjusted EBITDA for the three months ended September 30, 2007 and 2006. We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding reorganization items, net. Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure. While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Three Months Ended
	September 30,
	2007	2006
	(Combined)	(Predecessor)
	(unaudited)

Net cash (used in) provided by operating activities	$(4,884)	$352
Cash used for reorganization items	7,846	—
Provision for income taxes	966	150
Interest expense, net	9,171	13,654
Amortization of bond discount	(790)	—
Amortization of deferred financing costs	(145)	(789)
Equity in earnings of unconsolidated partnerships	437	752
Distributions from unconsolidated partnerships	(662)	(716)
Net change in operating assets and liabilities	2,828	3,802
Net change in deferred income taxes	(780)	—

Adjusted EBITDA	$13,987	$17,205

Adjusted EBITDA decreased approximately 18.6% from approximately $17.2 million for the three months ended September 30, 2006, to approximately $14.0 million for the three months ended September 30, 2007.  This decrease was due primarily to reductions in Adjusted EBITDA from our mobile operations (approximately $2.9 million) and our fixed operations (approximately $1.4 million), partially offset by decreases in costs at our billing and other operations (approximately $0.9 million) and in corporate operating expenses (approximately $0.2 million).

Adjusted EBITDA from our fixed operations decreased approximately 9.7% from approximately $14.5 million for the three months ended September 30, 2006, to approximately $13.1 million for the three months ended September 30, 2007.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $1.8 million), partially offset by the elimination of negative Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2008 and 2007 (approximately $0.1 million) and the elimination of charges to close two centers in 2007 (approximately $0.3 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues, including the reimbursement reductions from the DRA, offset by the decrease in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 26.4% from approximately $11.0 million for the three months ended September 30, 2006, to approximately $8.1 million for the three months ended September 30, 2007.  This decrease was due primarily to the reduction in revenues discussed above, partially offset by the reduction in costs discussed above.

Capital Projects:  As of September 30, 2007, we have committed to capital projects of approximately $6.5 million through November 2007, which includes the purchase of two MRI systems (approximately $3.4 million) and one CT system (approximately $0.7 million). We expect to use either internally generated funds or capital or operating leases to finance the acquisition of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility: Through InSight, we have outstanding $315 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. We are prohibited from redeeming the floating rate notes prior to January 1, 2008, and thereafter we are required to pay certain redemption premiums if the floating rate notes are redeemed prior to maturity. The $315 million of aggregate principal amount of floating rate notes includes $15 million of aggregate principal amount of floating rate notes issued in July 2007, which were issued at 85% of their principal amount, or $12.75 million in cash, and are entitled to customary registration rights and other terms consistent with our original issuance floating rate notes. The fair value of the floating rate notes as of September 30, 2007 was approximately $294 million.

Holdings and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.   The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain contracts and intellectual property, but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

In January 2006, through InSight, we purchased an interest rate cap contract. The contract is for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%. As of September 30, 2007, the fair value of the interest rate cap contract was approximately $0.1 million.

In connection with the consummation of the plan of reorganization, InSight’s wholly owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement, dated August 1, 2007, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent.  Pursuant to this agreement, Bank of America, N.A. and the other lenders provided InSight’s wholly owned subsidiaries with an asset-based revolving credit facility of up to $30 million, maturing on June 30, 2011, to be used for working capital and general corporate purposes.  This agreement amended and restated our prior $30 million asset-based revolving credit facility with the lenders and Bank of America, N.A., as collateral and administrative agent. As of September 30, 2007, we had approximately $25.8 million of availability under the credit facility, based on our borrowing base. At September 30, 2007, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $2.6 million outstanding under the credit facility, of which approximately $0.6 million are cash collateralized.

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

NEW PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. Upon Holdings’ and InSight’s emergence from bankruptcy we adopted SFAS 157 (Notes 2 and 14).

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. On July 1, 2007 we adopted FIN 48 (Note 8).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Form 10-Q are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which are included in our annual report on Form 10-K for the period ended June 30, 2007 filed with the SEC.

To facilitate the calculation of reorganization value and equity value, management, with the assistance of outside financial advisors, developed an estimate of the enterprise value of the successor entity, including $322.5 million in aggregate principal amount of total debt and capital leases as of the date of consummation of the plan of reorganization.

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the plan of reorganization:

•            the market value of Holdings’ 8,644,444 shares of common stock when such shares first traded after consummation of the confirmed plan of reorganization and for a short period of time thereafter.  The value range of Holdings’ common stock was estimated from a low of $35 million (based on $4 per share) to a high of $61 million (based on $7 per share).  The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million. Management recognizes that the common stock valuation approach may be somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering.  Nevertheless, management determined that benefits of this valuation method outweighed this limitation and management relied primarily on this valuation method.

•            the market value of the $194.5 million of senior subordinated notes for a period of time leading up to cancellation of such debt on the date of the consummation of the confirmed plan of reorganization.  The value range of InSight’s senior subordinated notes was estimated from a low of $65 million to a high of $74 million during an approximately 30 day period of time leading up to the date of consummation of the plan.  The range of enterprise value to correspond with the foregoing range would be from a low of $387 million to a high of $396 million.

Management considered the above values in light of various relevant market comparables, which are not specific to our publicly traded securities, such as (A) the market values of comparable companies and (B) recent transactions in our industry.

To a lesser extent, management considered the estimated present value of projected future cash flows in order to validate the determinations it made through the market comparable methods described above.  Management estimated that the discounted cash flow value of the Company’s two reporting segments was slightly less than the low point of the enterprise range determined by the trading value of the common stock.

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million falls within the range established above, and management believes the estimate is appropriate since the value is primarily derived from the trading value of the common stock and senior subordinated notes described above. Management believes that in light of our current business and industry challenges, including the negative trends and numerous risks described elsewhere in this Form 10-Q, this estimate best reflects the current value of the Company. Finally, if the long-term debt and capital leases of $322.5 million in aggregate principal amount are subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value is $37.5 million.

The foregoing estimates of enterprise value and corresponding equity value, are dependent upon our achievement of future financial results that are reflected in the prices of our publicly traded securities and our own projections, as well as the realization of certain other assumptions.  There can be no assurance that the projections will be achieved or that the assumptions will be realized.  Neither the projections nor the assumptions are incorporated into this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

Our market risk exposure relates primarily to interest rates relating to our floating rate notes and our credit facility. As a result, we will periodically use interest rate swaps to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the quarter ended September 30, 2007, as compared to prior periods. At September 30, 2007, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate cap contract discussed below our exposure on variable rate indebtedness is reduced by $100 million, to approximately 67% of our total indebtedness as of September 30, 2007.   We do not engage in activities using complex or highly leveraged instruments.

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

We have an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expires on January 31, 2008. As of September 30, 2007, the fair value of the interest rate cap contract was approximately $0.1 million. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations. The counterparty to the contract is a major financial institution and we expect the counterparty to be able to perform its obligations under the contract.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of September 30, 2007, and after giving effect to our interest rate cap contract discussed above, a 1% increase or decrease in interest rates on our $315.0 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.8 and $3.2 million, respectively. The weighted average interest rate on our floating indebtedness as of September 30, 2007 was 10.61%.

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

ITEM 4.        CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of debt, which requires significant interest. As of September 30, 2007, we had total indebtedness of approximately $321.6 million in aggregate principal amount. In addition, subject to the limits contained in the indenture governing our floating rate notes and our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of September 30, 2007 of approximately $150.3 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value of our assets may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets, which primarily consist of goodwill (the reorganization value in excess of the fair value of tangible and identified intangible assets and liabilities), had a net book value as of September 30, 2007 of approximately $145.5 million. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At September 30, 2007, approximately 98% of our indebtedness was variable rate indebtedness. We have an interest rate cap contract with a notional amount of $100 million, which expires on January 31, 2008. As a result of this contract our exposure on variable rate indebtedness is reduced by $100 million, or to approximately 67% as of September 30, 2007.  Increases in interest rates would also impact the refinancing of our fixed rate indebtedness.  If interest rates are higher when our fixed rate indebtedness becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the three months ended September 30, 2007, we derived approximately 55% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers, which provided approximately 45% of our revenues during the three months ended September 30, 2007, generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates.

Certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and third-party payors are continuing to monitor reimbursement for diagnostic imaging services.  A third-party payor has instituted a requirement of participation that freestanding imaging center providers to offer multi-modality imaging services and not simply offer one type of diagnostic imaging service. Other third-party payors have instituted specific credentialing requirements on imaging center providers and physicians performing interpretations and providing supervision. Similar initiatives enacted in the future by numerous additional third-party payors may have a material adverse impact on our financial condition and results of operations.

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

Under the final rule for OPPS effective January 1, 2008, which was released on November 1, 2007, CMS is packaging many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components. The practical overall effect in many cases is to decrease the total reimbursement received by hospitals for certain outpatient radiological services, including PET/CT. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

In addition, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day.  Under the proposed new methodology, CMS identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the current methodology, Medicare pays 100% of the technical component of each procedure. In November 2006, CMS published final regulations that delay the implementation of this reimbursement methodology for an indefinite period of time.  Implementation of this reimbursement method would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us.  If third-party payors reduce the amount of their payments to our customers, our customers will likely seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of the hospitals, physician groups and other healthcare providers that we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones.  These reductions have had a significant adverse effect on our financial condition and results of operations by decreasing demand for our services or creating downward pricing pressure.

Services provided in non-hospital based freestanding facilities, including independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule.  In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Medicare Part B fee schedule.  CMS proposed phasing this rate reduction over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, under final regulations released in November 2006, CMS will not implement the second phase of the rate reduction in 2007. CMS has not yet stated whether it will implement the second phase.

The DRA became effective January 1, 2007 and has resulted in significant reductions in reimbursement for radiology services for Medicare beneficiaries.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule. These reductions became effective on January 1, 2007.  The implementation of the reimbursement reductions in the DRA has had, and we believe will continue to have, a material adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2007, Medicare revenues represented approximately $32 million, or approximately 11% of our total revenues.  We believe that the DRA reimbursement reduction decreased our patient services revenues by approximately $4.7 million during the nine months ended September 30, 2007. We expect to experience a proportionally comparable decrease in our Medicare revenues for the three remaining months of calendar 2007.

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

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0% respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation. In fact, the proposed decrease under the Medicare Part B fee schedule is 10.1% for calendar 2008. If the 10.1% decrease in the Medicare Part B fee schedule becomes effective it may have a material adverse effect on our financial condition and results of operations.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

Negative trends could continue to adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in Adjusted EBITDA as compared to prior year periods for the past thirteen fiscal quarters (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources”. We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding reorganization items, net. For the three months ended September 30, 2007, our Adjusted EBITDA decreased approximately 18.6% as compared to the three months ended September 30, 2006. This 18.6% decline in Adjusted EBITDA was preceded by an approximate 24.2% decline in Adjusted EBITDA for the year ended June 30, 2007 compared to the year ended June 30, 2006.  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past thirteen fiscal quarters.   This negative trend in Adjusted EBITDA may continue and may be exacerbated by the adverse effects of the Medicare reimbursement reductions with respect to the Medicare Part B fee schedule, PET and PET/CT rates and the DRA, as discussed in the immediately preceding risk factor.  If this negative trend does continue it would adversely affect our financial condition and results of operations.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depends on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 78% for the three months ended September 30, 2007.  We may not, however, achieve these renewal rates in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  Although the reductions in reimbursement under the Medicare Part B fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our revenues, non-renewal of several contracts on favorable terms, or at all, or the non-renewal of a long-term contract with a certain governmental entity, could have a significant negative impact on our financial condition and results of operations.

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

We compete with several national and regional providers of diagnostic imaging services, as well as local providers.  As a result of the reimbursement reductions by Medicare and other third-party payors, some of these competitors may consolidate their operations in order to obtain certain cost structure advantages and improve equipment utilization.  In calendar 2006, two fixed-site competitors consolidated and formed a combined business that is the largest national provider of fixed-site imaging services.  Recently, a fixed-site competitor was acquired by a large not-for-profit integrated group of hospitals and physician clinics. These companies could achieve certain advantages over us including increased financial and business resources, economies of scale, breadth of service offerings, and favored relationships with equipment vendors, hospital systems, leading radiologists and third-party payors.  We may be forced to reduce our prices or provide state-of-the-art equipment in order to retain and attract customers.  These pressures could adversely affect our financial condition and results of operations.

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

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones might make our existing systems technologically or economically obsolete, or reduce the need for our systems.   MRI and other diagnostic imaging systems are currently manufactured by numerous companies.   Competition among manufacturers for a greater share of the MRI and other diagnostic imaging systems market has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of these new systems.  Consequently, the obsolescence of our systems may be accelerated.  Other than ultra-high field MRI systems and 256-slice CT systems, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.   In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank or equipment vendor financing, the issuance of equity or debt securities, and operating leases, we may be unable to maintain a competitive equipment base.  In addition, advancing technology may enable hospitals, physicians or other diagnostic imaging service providers to perform procedures without the assistance of diagnostic imaging service providers such as ourselves.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

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

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues.  Such expenses include, but are not limited to, debt service and capital lease payments, rent and operating lease payments, depreciation, salaries, maintenance, insurance and vehicle operation costs.  As a result, a relatively small reduction in the prices we charge for our services or procedure volume could have a disproportionate negative effect on our financial condition and results of operations.

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

As part of our core market strategy, we have pursued, and may continue to pursue, selective acquisitions and arrangements through partnerships and joint ventures with hospitals and other healthcare providers.  Acquisitions and joint ventures require substantial capital which may exceed the funds available to us from internally generated funds and our available financing arrangements.  We may not be able to raise any necessary additional funds through bank or equipment vendor financing or through the issuance of equity or debt securities on terms acceptable to us, if at all.

Additionally, acquisitions involve the integration of acquired operations with our operations.  Integration involves a number of risks, including:

•                  demands on management related to the increase in our size after an acquisition;

•                  the diversion of our management’s attention from daily operations to the integration of operations;

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

Timely, effective service is essential to maintaining our reputation and utilization rates on our imaging equipment.  Our warranties and maintenance contracts do not compensate us for the loss of revenue when our systems are not fully operational.  Equipment manufacturers may not be able to perform repairs or supply needed parts in a timely manner.  Thus, if we experience more equipment malfunctions than anticipated or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our financial condition and results of operations would be adversely affected.

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

ITEM 6.	EXHIBITS

10.10*

Resignation Agreement dated as of October 26, 2007, by and among Holdings, InSight and Bret W. Jorgensen, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on October 31, 2007.

10.11*

Consulting Agreement dated as of October 26, 2007, by and between Holdings and Richard Nevins, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on October 31, 2007.

31.1	Certification of Richard Nevins, Holdings’ Interim Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Richard Nevins, Holdings’ Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 19, 2007

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

By:	/s/ Richard Nevins
Richard Nevins
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mitch C. Hill
Mitch C. Hill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.10*

Resignation Agreement dated as of October 26, 2007, by and among Holdings, InSight and Bret W. Jorgensen, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on October 31, 2007.

10.11*

Consulting Agreement dated as of October 26, 2007, by and between Holdings and Richard Nevins, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on October 31, 2007.

31.1	Certification of Richard Nevins, Holdings’ Interim Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Richard Nevins, Holdings’ Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed.