Form 10-Q/A
period 2007-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2007-12-28
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

The number of pages in this Form 10-Q/A is 62.

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

(Amounts in thousands, except per share data)

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

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the plan of reorganization:

•                       the market value of Holdings’ 8,644,444 shares of common stock from August 3, 2007, the date the shares first traded after consummation of the confirmed plan of reorganization, through September 30, 2007.  The value range of Holdings’ common stock was estimated from a low of $35 million (based on $4 per share) to a high of $61 million (based on $7 per share).  The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million. Management recognizes that the common stock valuation approach may be somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering.  Nevertheless, management primarily relied on this valuation method because (i) orderly observable trading activity in the common stock, though limited in volume, did take place, (ii) the trading activity did not indicate that the transactions were forced or distressed sales, and (iii) as articulated by the hierarchy of inputs set forth in SFAS 157, observable inputs (regardless as to whether an active market exists) generally are more useful in calculating fair value than unobservable inputs, which require a reporting entity to develop its own assumptions.

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

To a lesser extent, management considered the estimated present value of projected future cash flows in order to validate the determinations it made through the market comparable methods described above.  Management estimated that the discounted cash flow value of the Company’s two reporting segments was slightly less than the low point of the enterprise range determined by the trading value of the common stock. The projected future cash flows were particularly sensitive to our assumptions regarding revenues because of (a) the high fixed cost nature of our business, and (b) the difficulty of estimating changes in reimbursement and procedure volume for future years.  In developing these estimates, management assumed, among other things (i) a decline in revenues for the Company’s fiscal year ending June 30, 2008 as a result of reimbursement reductions, and (ii) for the Company’s fiscal years ending June 30, 2009 and 2010, (I) modest increases in revenues (approximately 3.0% each year) for its fixed operations segment as a result of the anticipated deceleration in the growth of additional imaging capacity within the Company’s industry, and (II) an insignificant increase in the Company’s revenues for its mobile operations segment (an approximate 1.0% increase each year). If known and unknown risks materialize, or if our revenue assumptions were incorrect, our future cash flows could differ significantly from our projections.  The sensitivity of the revenue assumptions contributed to management’s decision to focus on market values (observable inputs) in determining the Company’s enterprise value.  Management believes that the projected cash flows were appropriately discounted to reflect, among other things, the capital structure and cost of capital (both debt and equity) for the Company’s two operating segments as well as industry risks.

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million falls within the range established above, and management believes the estimate is appropriate since the value is primarily derived from the trading value of the common stock and senior subordinated notes as described above.  Management believes that the enterprise value of $360 million best reflects the value of the successor entity because trading activity reflects market based judgments as to the current business and industry challenges the successor entity faces, including the negative trends and numerous risks described elsewhere in this Form 10-Q.  Furthermore, in estimating the enterprise value of $360 million management determined that a valuation at the low end of the value range based on the trading price of the common stock was appropriate because (i) a substantial majority of transactions in the common stock from August 3, 2007 through September 30, 2007, were for prices between $4.00 and $5.15 per share, and (ii) there was limited volume in the trading activity in the common stock.  If the long-term debt and capital leases of $322.5 million in aggregate principal amount as of August 1, 2007, the effective date of the plan of reorganization and exchange offer, without giving effect to the net fair value discount associated with InSight’s $315 million in aggregate principal amount of senior secured floating rate notes due 2011, are subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value is $37.5 million.

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

7.             EQUITY AND SHARE-BASED COMPENSATION

Equity

Common stock. Prior to the effective date of the confirmed plan of reorganization, Holdings declared a one for 6.326392 reverse stock split. Common stock as of June 30, 2007 and the weighted average number of common shares outstanding for the three months ended September 30, 2006 have been adjusted to reflect the reverse stock split.

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

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0%, respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation. In fact, there was a proposed decrease under the Medicare Part B fee schedule of 10.1% for calendar 2008; however, effective January 1, 2008 there will be an increase of 0.5% in the Medicare Part B fee schedule for the first six months of the calendar year. If the proposed 10.1% or similar decrease in the Medicare Part B fee schedule becomes effective July 1, 2008 it may have a material adverse effect on our financial condition and results of operations.

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

Capital Projects:  As of September 30, 2007, we have committed to capital projects of approximately $6.5 million through December 2007, which includes the purchase of two MRI systems (approximately $3.4 million) and one CT system (approximately $0.7 million). We expect to use either internally generated funds or capital or operating leases to finance the acquisition of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

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

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the plan of reorganization:

•            the market value of Holdings’ 8,644,444 shares of common stock from August 3, 2007, the date the shares first traded after consummation of the confirmed plan of reorganization, through September 30, 2007.  The value range of Holdings’ common stock was estimated from a low of $35 million (based on $4 per share) to a high of $61 million (based on $7 per share).  The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million. Management recognizes that the common stock valuation approach may be somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering.  Nevertheless, management primarily relied on this valuation method because (i) orderly observable trading activity in the common stock, though limited in volume, did take place, (ii) the trading activity did not indicate that the transactions were forced or distressed sales, and (iii) as articulated by the hierarchy of inputs set forth in SFAS No. 157, “Fair Value Measurement,” or SFAS 157, observable inputs (regardless as to whether an active market exists) generally are more useful in calculating fair value than unobservable inputs, which require a reporting entity to develop its own assumptions.

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

To a lesser extent, management considered the estimated present value of projected future cash flows in order to validate the determinations it made through the market comparable methods described above.  Management estimated that the discounted cash flow value of the Company’s two reporting segments was slightly less than the low point of the enterprise range determined by the trading value of the common stock. The projected future cash flows were particularly sensitive to our assumptions regarding revenues because of (a) the high fixed cost nature of our business, and (b) the difficulty of estimating changes in reimbursement and procedure volume for future years.  In developing these estimates, management assumed, among other things (i) a decline in revenues for the Company’s fiscal year ending June 30, 2008 as a result of reimbursement reductions, and (ii) for the Company’s fiscal years ending June 30, 2009 and 2010, (I) modest increases in revenues (approximately 3.0% each year) for its fixed operations segment as a result of the anticipated deceleration in the growth of additional imaging capacity within the Company’s industry, and (II) an insignificant increase in the Company’s revenues for its mobile operations segment (an approximate 1.0% increase each year). If known and unknown risks materialize, or if our revenue assumptions were incorrect, our future cash flows could differ significantly from our projections.  The sensitivity of the revenue assumptions contributed to management’s decision to focus on market values (observable inputs) in determining the Company’s enterprise value.  Management believes that the projected cash flows were appropriately discounted to reflect, among other things, the capital structure and cost of capital (both debt and equity) for the Company’s two operating segments as well as industry risks.

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million falls within the range established above, and management believes the estimate is appropriate since the value is primarily derived from the trading value of the common stock and senior subordinated notes described above. Management believes that the enterprise value of $360 million best reflects the value of the successor entity because trading activity reflects market based judgments as to the current business and industry challenges the successor entity faces, including the negative trends and numerous risks described elsewhere in this Form 10-Q.  Furthermore, in estimating the enterprise value of $360 million management determined that a valuation at the low end of the value range based on the trading price of the common stock was appropriate because (i) a substantial majority of transactions in the common stock from August 3, 2007 through September 30, 2007, were for prices between $4.00 and $5.15 per share, and (ii) there was limited volume in the trading activity in the common stock. If the long-term debt and capital leases of $322.5 million in aggregate principal amount as of August 1, 2007, the effective date of the plan of reorganization and exchange offer, without giving effect to the net fair value discount associated with InSight’s $315 million in aggregate principal amount of senior secured floating rate notes due 2011, are subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value is $37.5 million.

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

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0% respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation. In fact, there was a proposed decrease under the Medicare Part B fee schedule of 10.1% for calendar 2008; however, effective January 1, 2008 there will be an increase of 0.5% in the Medicare Part B fee schedule for the first six months of the calendar year. If the proposed 10.1% or similar decrease in the Medicare Part B fee schedule becomes effective July 1, 2008 it may have a material adverse effect on our financial condition and results of operations.

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

*10.10

Resignation Agreement dated as of October 26, 2007, by and among Holdings, InSight and Bret W. Jorgensen, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on October 31, 2007.

*10.11

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

Date:  December 27, 2007

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

By:	/s/ Richard Nevins
Richard Nevins
Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mitch C. Hill
Mitch C. Hill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

*10.10

Resignation Agreement dated as of October 26, 2007, by and among Holdings, InSight and Bret W. Jorgensen, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on October 31, 2007.

*10.11

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