Form 10-Q
period 2007-12-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2008-02-14
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,644,444 shares of common stock as of January 31, 2008.

The number of pages in this Form 10-Q is 69.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

		PAGE NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of December 31, 2007 (Successor) and June 30, 2007 (Predecessor) (unaudited)	3

	Condensed Consolidated Statements of Operations for the five months ended December 31, 2007 (Successor), the one month ended July 31, 2007 and the six months ended December 31, 2006 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Operations for the three months ended December 31, 2007 (Successor) and the three months ended December 31, 2006 (Predecessor) (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the five months ended December 31, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the five months ended December 31, 2007 (Successor), the one month ended July 31, 2007 and the six months ended December 31, 2006 (Predecessor) (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8-33

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34-54

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	54-55

ITEM 4.	CONTROLS AND PROCEDURES	56

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS	57-66

ITEM 6.	EXHIBITS	67

SIGNATURES		68

EXHIBIT INDEX		69

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Successor	Predecessor
	December 31, 2007	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,495	$20,832
Trade accounts receivables, net	38,008	42,683
Other current assets	10,532	8,335
Total current assets	73,035	71,850

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $23,117 and $224,879, respectively	140,302	144,823

INVESTMENTS IN PARTNERSHIPS	10,701	3,413
OTHER ASSETS	—	7,881
OTHER INTANGIBLE ASSETS, net	34,625	30,216
GOODWILL	110,076	64,868
	$368,739	$323,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of notes payable	$589	$5,737
Current portion of capital lease obligations	1,289	2,927
Accounts payable and other accrued expenses	37,909	38,619
Total current liabilities	39,787	47,283

LONG-TERM LIABILITIES:
Notes payable, less current portion	292,589	299,890
Liabilities subject to compromise	—	205,704
Capital lease obligations, less current portion	3,616	3,302
Other long-term liabilities	4,522	4,832
Deferred income taxes	12,830	3,472
Total long-term liabilities	313,557	517,200

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ EQUITY (DEFICIT):
Predecessor common stock, $.001 par value, 10,000,000 shares authorized, 864,444 shares issued and outstanding at June 30, 2007	—	1
Successor common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding at December 31, 2007	9	—
Additional paid-in capital	37,448	87,085
Accumulated other comprehensive income (loss)	(24)	103
Accumulated deficit	(22,038)	(328,621)
Total stockholders’ equity (deficit)	15,395	(241,432)
	$368,739	$323,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Successor	Predecessor
	Five Months Ended December 31, 2007	One Month Ended July 31, 2007	Six Months Ended December 31, 2006
REVENUES:
Contract services	$49,611	$10,051	$65,237
Patient services	62,817	12,311	80,401
Total revenues	112,428	22,362	145,638

COSTS OF OPERATIONS:
Costs of services	76,998	14,933	99,161
Provision for doubtful accounts	2,345	389	2,818
Equipment leases	3,791	760	2,392
Depreciation and amortization	24,551	4,468	30,141
Total costs of operations	107,685	20,550	134,512

Gross profit	4,743	1,812	11,126

CORPORATE OPERATING EXPENSES	(9,427)	(1,678)	(11,218)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	678	174	1,632

INTEREST EXPENSE, net	(15,771)	(2,918)	(27,323)

IMPAIRMENT OF GOODWILL	—	—	(29,595)

Loss before reorganization items and income taxes	(19,777)	(2,610)	(55,378)

REORGANIZATION ITEMS, net	—	198,998	—

(Loss) income before income taxes	(19,777)	196,388	(55,378)

PROVISION FOR INCOME TAXES	2,261	62	300

Net (loss) income	$(22,038)	$196,326	$(55,678)

Basic and diluted (loss) income per common share	$(2.55)	$227.23	$(64.44)

Weighted average number of basic and diluted common shares outstanding	8,644	864	864

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Successor	Predecessor
	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
REVENUES:
Contract services	$29,350	$32,062
Patient services	37,688	39,904
Total revenues	67,038	71,966

COSTS OF OPERATIONS:
Costs of services	46,702	50,050
Provision for doubtful accounts	1,502	1,442
Equipment leases	2,255	1,323
Depreciation and amortization	14,512	14,608
Total costs of operations	64,971	67,423

Gross profit	2,067	4,543

CORPORATE OPERATING EXPENSES	(5,660)	(5,555)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	415	880

INTEREST EXPENSE, net	(9,518)	(13,669)

IMPAIRMENT OF GOODWILL	—	(29,595)

Loss before income taxes	(12,696)	(43,396)

PROVISION FOR INCOME TAXES	1,357	150

Net loss	$(14,053)	$(43,546)

Basic and diluted loss per common share	$(1.63)	$(50.40)

Weighted average number of basic and diluted common shares outstanding	8,644	864

The accompanying notes are an integral part of these condensed consolidated financial statements

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(Amounts in thousands, except share data)

			Additional	Accumulated Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at June 30, 2007 (Predecessor)	864,444	$1	$87,085	$103	$(328,621)	$(241,432)

Net income from July 1 to July 31, 2007	—	—	—	—	196,326	196,326

Fresh-start adjustments:
Elimination of Predecessor common stock, additional paid-in capital, accumulated other comprehensive income and accumulated deficit	(864,444)	(1)	(87,085)	(103)	132,295	45,106

Reorganization value ascribed to Successor	—	—	37,456	—	—	37,456

Balance at July 31, 2007 (Predecessor)	—	—	37,456	—	—	37,456

Issuance of 864,444 shares of common stock to existing stockholders	864,444	1	—	—	—	1

Issuance of 7,780,000 shares of common stock to holders of senior subordinated notes	7,780,000	8	(8)	—	—	—

Net loss from August 1 to December 31, 2007	—	—	—	—	(22,038)	(22,038)

Other comprehensive income (loss):
Unrealized loss attributable to change in fair value of derivative	—	—	—	(24)	—	(24)
Comprehensive income (loss)						(22,062)
Balance at December 31, 2007 (Successor)	8,644,444	$9	$37,448	$(24)	$(22,038)	$15,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Successor	Predecessor
	Five Months Ended December 31, 2007	One Month Ended July 31, 2007	Six Months Ended December 31, 2006
OPERATING ACTIVITIES:
Net (loss) income	$(22,038)	$196,326	$(55,678)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	4,460	3,263	—
Noncash reorganization items	—	(207,025)	—
Depreciation and amortization	24,551	4,468	30,141
Amortization of bond discount	2,001	—	—
Amortization of deferred financing costs	—	145	1,579
Impairment of goodwill	—	—	29,595
Equity in earnings of unconsolidated partnerships	(678)	(174)	(1,632)
Distributions from unconsolidated partnerships	1,204	58	1,540
Deferred income taxes	1,951	—	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	4,165	510	2,361
Other current assets	(2,779)	387	(1,520)
Accounts payable and other accrued expenses	825	(1,534)	3,135
Net cash provided by (used in) operating activities before reorganization items	13,662	(3,576)	9,521

Cash used for reorganization items	(4,460)	(3,263)	—
Net cash provided by (used in) operating activities	9,202	(6,839)	9,521

INVESTING ACTIVITIES:
Additions to property and equipment	(3,771)	—	(8,833)
Other	(87)	181	(562)
Net cash (used in) provided by investing activities	(3,858)	181	(9,395)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(2,321)	(470)	(3,623)
Principal payments on credit facility	—	(5,000)	—
Proceeds from issuance of notes payable	—	12,768	1,145
Net cash (used in) provided by financing activities	(2,321)	7,298	(2,478)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	3,023	640	(2,352)
Cash, beginning of period	21,472	20,832	28,208
Cash, end of period	$24,495	$21,472	$25,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$8,604	$8,184	$25,995
Income taxes paid	481	—	118
Equipment additions under capital leases	1,067	—	1,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States.  Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states. We have two reportable segments: fixed operations and mobile operations. Our services are provided through a network of 84 mobile magnetic resonance imaging, or MRI, facilities, six mobile positron emission tomography, or PET, facilities, one mobile computed tomography, or CT, facility, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 53 fixed-site MRI centers, 43 multi-modality fixed-site centers and one PET fixed-site center (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

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

On August 1, 2007, we implemented fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or SOP 90-7. The provisions of fresh-start reporting required that we revalue our assets and liabilities to fair value, reestablish stockholders’ equity and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. Under fresh-start reporting, our asset values are remeasured using fair value, and are allocated in conformity with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, or SFAS 141. Fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present value of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with SFAS No. 109, “Accounting for Income Taxes.”

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
$205,704

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the reorganization process. The amounts represented known obligations resolved in connection with the plan of reorganization. At December 31, 2007, we had a zero balance for liabilities subject to compromise due to Holdings’ and InSight’s emergence from bankruptcy. Information regarding the discharge of liabilities subject to compromise is included in “Condensed Consolidated Fresh-Start Balance Sheet” below.

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
$198,998

Condensed Consolidated Fresh-Start Balance Sheet

Paragraph 36 of SOP 90-7 requires an entity to adopt fresh-start reporting if the reorganization value of the assets of the emerging entity immediately before the consummation of the confirmed plan of reorganization is less than the total of all postpetition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company met both criteria and adopted fresh-start reporting upon Holdings’ and InSight’s emergence from chapter 11. Fresh-start reporting required us to revalue our assets and liabilities to fair value. In estimating fair value we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which we adopted in conjunction with our adoption of fresh-start reporting. SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements (Note 14).

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

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the plan of reorganization:

•            the market value of Holdings’ 8,644,444 shares of common stock from August 3, 2007, the date the shares first traded after consummation of the confirmed plan of reorganization, through September 30, 2007.  The value range of Holdings’ common stock was estimated from a low of $35 million (based on $4 per share) to a high of $61 million (based on $7 per share).  The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million. Management recognized that the common stock valuation approach may have been somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering.  Nevertheless, management primarily relied on this valuation method because (i) orderly observable trading activity in the common stock, though limited in volume, did take place, (ii) the trading activity did not indicate that the transactions were forced or distressed sales, and (iii) as articulated by the hierarchy of inputs set forth in SFAS 157, observable inputs (regardless as to whether an active market exists) generally are more useful in calculating fair value than unobservable inputs, which require a reporting entity to develop its own assumptions.

•            the market value of the $194.5 million of senior subordinated notes for a period of time leading up to cancellation of such debt on the date of the consummation of the confirmed plan of reorganization.  The value range of InSight’s senior subordinated notes was estimated from a low of $65 million to a high of $74 million during an approximate 30 day period of time leading up to the date of consummation of the plan.  The range of enterprise value to correspond with the foregoing range would be from a low of $387 million to a high of $396 million.

Management considered the above values in light of various relevant market comparables, which are not specific to our publicly traded securities, such as (A) the market values of comparable companies and (B) recent transactions in our industry.

To a lesser extent, management considered the estimated present value of projected future cash flows in order to validate the determinations it made through the market comparable methods described above.  Management estimated that the discounted cash flow value of the Company’s two reporting segments was slightly less than the low point of the enterprise range determined by the trading value of the common stock.  The projected future cash flows were particularly sensitive to our assumptions regarding revenues because of (a) the high fixed cost nature of our business, and (b) the difficulty of estimating changes in reimbursement and procedure volume for future years. In developing these estimates, management assumed, among other things (i) a decline in revenues for the Company’s fiscal year ending June 30, 2008 as a result of reimbursement reductions, and (ii) for the Company’s fiscal years ending June 30, 2009 and 2010, (I) modest increases in revenues (approximately 3.0% each year) for its fixed operations segment as a result of the anticipated deceleration in the growth of additional imaging capacity within the Company’s industry, and (II) an insignificant increase in the Company’s revenues for its mobile operations segment (an approximate 1.0% increase each year). If known and unknown risks materialize, or if our revenue assumptions were incorrect, our future cash flows could differ significantly from our projections. The sensitivity of the revenue assumptions contributed to management’s decision to focus on market values (observable inputs) in determining the Company’s enterprise value. Management believed that the projected cash flows were appropriately discounted to reflect, among other things, the capital structure and cost of capital (both debt and equity) for the Company’s two operating segments as well as industry risks.

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million fell within the range established above, and management believed the estimate was appropriate since the value was primarily derived from the trading value of the common stock and senior subordinated notes as described above.  Management believed that the enterprise value of $360 million best reflected the value of the successor entity because trading activity reflected market based judgments as to the current business and industry challenges the successor entity faces, including the negative trends and numerous risks described elsewhere in this
Form 10-Q.  Furthermore, in estimating the enterprise value of $360 million management determined that a valuation at the low end of the value range based on the trading price of the common stock was appropriate because (i) a substantial majority of transactions in the common stock from August 3, 2007 through September 30, 2007, were for prices between $4.00 and $5.15 per share, and (ii) there was limited volume in the trading activity in the common stock. If the long-term debt and capital leases of $322.5 million in aggregate principal amount as of August 1, 2007, the effective date of the plan of reorganization and exchange offer, without giving effect to the net fair value discount associated with InSight’s $315 million in aggregate principal amount of senior secured floating rate notes due 2011, are subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value is $37.5 million.

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

The adjustments set forth in the following Condensed Consolidated Fresh-Start Balance Sheet in the columns “Debt Discharge” and “Revaluation of Assets and Liabilities” which reflect the effect of the consummation of the plan of reorganization and the adoption of fresh-start reporting on our condensed consolidated balance sheet at August 1, 2007 are as follows (amounts in thousands):

	Predecessor	Fresh-Start Adjustments		Successor
				Reorganized
			Revaluation	Balance
			of Assets	Sheet
	July 31,	Debt	and	August 1,
	2007	Discharge (a)	Liabilities (b)	2007
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,472	$—	$—	$21,472
Trade accounts receivables, net	42,173	—	—	42,173
Other current assets	7,948	—	(195)	7,753
Total current assets	71,593	—	(195)	71,398

Property and equipment, net	140,345	—	18,295	158,640
Investments in partnerships	3,529	—	7,698	11,227
Other assets	7,731	—	(7,587)	144
Other intangible assets, net	30,111	—	5,889	36,000
Goodwill	64,868	—	45,208	110,076
	$318,177	$—	$69,308	$387,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$3,359	$—	$—	$3,359
Accounts payable and other accrued expenses	37,084	—	—	37,084
Total current liabilities	40,443	—	—	40,443

Long-term liabilities:
Notes payable and capital lease obligations, less current portion	315,795	—	(21,818)	293,977
Liabilities subject to compromise	205,704	(205,704)	—	—
Other long-term liabilities	8,365	—	7,243	15,608
Total long-term liabilities	529,864	(205,704)	(14,575)	309,585

Stockholders’ equity (deficit)
Predecessor
Common stock	1	—	(1)	—
Additional paid-in capital	87,085	—	(87,085)	—
Accumulated other comprehensive income	103	—	(103)	—
Accumulated deficit	(339,319)	168,248	171,071	—
Successor
Common stock	—	8	1	9
Additional paid-in capital	—	37,448	—	37,448
Total stockholders’ equity (deficit)	(252,130)	205,704	83,883	37,457
	$318,177	$—	$69,308	$387,485

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

•                  Goodwill. An adjustment of $45,208 was recorded to reflect reorganization value of the successor equity in excess of the fair value of tangible and identified intangible assets and liabilities. This amount was determined as the stockholders’ deficit immediately prior to Holdings’ and InSight’s emergence from bankruptcy ($252,130), offset by the gain on discharge of debt ($168,248) and revaluation of assets and liabilities ($38,674) (Note 5).

•                  Notes payable. An adjustment of $21,818 was recorded to reflect a net fair value discount associated with InSight’s senior secured floating rate notes due 2011, to be amortized in interest expense over the remaining life of such notes. The fair market value of the notes was determined based on the quoted market value as of August 1, 2007, which represented the present value of amounts to be paid at appropriate current interest rates.

•                  Other long-term liabilities. An adjustment of $7,243 was recorded to increase the value of deferred tax liabilities related to the increase in value of our other indefinite-lived intangible assets.

•                  Total stockholders’ deficit. The adoption of fresh-start reporting resulted in a new entity with no beginning retained earnings or accumulated deficit. The condensed consolidated balance sheet reflected initial stockholders’ equity value of approximately $37,457 estimated as described above.

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2007, we had total indebtedness of approximately $321.3 million in aggregate principal amount. We have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years. We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash). We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated. If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness. However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

3.     INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission, or SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the period have been included. The results of operations for the six months ended December 31, 2007 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

As of December 31, 2007, goodwill represents the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting. We recorded approximately $110.1 million of goodwill upon Holdings’ and InSight’s emergence from bankruptcy. Identified intangible assets consist primarily of our trademark, certificates of need and wholesale contracts. The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized. Wholesale contracts are definite-lived intangible assets and are amortized over the expected term of the respective contracts. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.  Wholesale contracts are amortized on a straight-line basis over the estimated lives of the assets ranging from five to seven years.

As of December 31, 2007, we do not believe any impairment of goodwill has occurred. We evaluate the carrying value of goodwill and intangible assets, including the related amortization period, in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill whenever events and circumstances indicate that the carrying amount of goodwill may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments. Goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on the relative fair value of the assets and liabilities of the operating segments. In evaluating goodwill and intangible assets not subject to amortization, we complete the two-step goodwill impairment test as required by SFAS 142. In the first of the two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised value model, as appropriate. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the condensed consolidated statements of operations.

A reconciliation of goodwill is as follows (amounts in thousands) (unaudited):

	Mobile	Fixed	Consolidated
Goodwill, June 30, 2007	$44,172	$20,696	$64,868
Fresh-start reporting adjustment	18,676	26,532	45,208
Goodwill, December 31, 2007	$62,848	$47,228	$110,076

As of December 31, 2007, we do not believe any impairment of other intangible assets has occurred. We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the long-lived asset balances will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipatedcompetitive and economic conditions.

A reconciliation of other intangible assets is as follows (amounts in thousands) (unaudited):

	Successor		Predecessor
	December 31, 2007		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Definite-lived intangible assets:
Managed care contracts	$—	$—	$24,410	$4,202
Wholesale contracts	16,500	1,375	14,006	12,678
	16,500	1,375	38,416	16,880

Indefinite-lived intangible assets:
Trademark	8,900	—	8,680	—
Certificates of need	10,600	—	—	—
Other intangible assets	$36,000	$1,375	$47,096	$16,880

The definite-lived other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5 to 7 years

Amortization of intangible assets was approximately $1.4 million, $0.1 million and $0.6 million for the five months ended December 31, 2007 (Successor), the one month ended July 31, 2007 and the six months ended December 31, 2006 (Predecessor), and approximately $0.8 million and $0.3 million for the three months ended December 31, 2007 (Successor) and December 31, 2006 (Predecessor), respectively.

6.     NOTES PAYABLE

Through InSight, we have outstanding $315 million of aggregate principal amount of senior secured floating rate notes due 2011, or floating rate notes. The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay a price above the principal amount of the notes.  If the redemption or prepayment occurs prior to January 1, 2009, the redemption or prepayment price for floating rate notes would be 103% of the principal amount plus accrued and unpaid interest.  If the prepayment occurs on or after January 1, 2009, the redemption or prepayment price would be 102% of the principal amount plus accrued and unpaid interest.  Notwithstanding the foregoing, the indenture provides that if there is a change of control we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The $315 million of aggregate principal amount of floating rate notes includes $15 million of aggregate principal amount of floating rate notes issued in July 2007, which were issued at 85% of their principal amount. The fair value of the floating rate notes as of December 31, 2007 was approximately $274 million.

Holdings and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.  The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain real property, certain contracts and intellectual property, but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

Through InSight, we also had outstanding $194.5 million aggregate principal amount of senior subordinated notes.  On August 1, 2007, the senior subordinated notes were cancelled and exchanged for Holdings’ common stock as part of Holdings’ and InSight’s plan of reorganization and exchange offer (Note 2).

Through certain of InSight’s subsidiaries, we have an asset-based revolving credit facility of up to $30 million, which expires in June 2011. As of December 31, 2007, we had approximately $23.8 million of availability under the credit facility, based on our borrowing base. Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility.  All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing.  Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate.  The applicable margin is initially 2.50% per annum; however, commencing with delivery of our consolidated financial statements for the fiscal month ending March 31, 2008 and quarterly thereafter, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.50% to 2.00% per annum.  At December 31, 2007, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $2.3 million outstanding under the credit facility of which approximately $0.3 million were cash collateralized.

The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

7.     EQUITY AND SHARE-BASED COMPENSATION

Equity

Common stock. Prior to the effective date of the confirmed plan of reorganization, Holdings declared a one for 6.326392 reverse stock split. Common stock as of June 30, 2007 and the weighted average number of common shares outstanding for the six and three months ended December 31, 2006 have been adjusted to reflect the reverse stock split.

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

Share-based compensation

We account for share-based compensation under SFAS No. 123R, “Share-Based Payment”, or SFAS 123R. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Because we used the minimum value method of measuring share-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and because we previously met the definition of a nonpublic entity under SFAS 123R, we adopted the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006. For all awards granted prior to July 1, 2006, we accounted for our stock option plan and options granted pursuant to option agreements in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, and followed the pro-forma disclosures of net income (loss) required under SFAS 123 as if we had recognized compensation expense equal to the fair value of options granted, as determined on the grant date. For each of the six and three months ended December 31, 2006, our net loss would have reflected pro-forma compensation expense of approximately $0.1 million.

8.     INCOME TAXES

As of December 31, 2007, we had federal net operating loss, or NOL, carryforwards of approximately $67.8 million and various state NOL carryforwards.  These NOL carryforwards expire between 2007 and 2026. As discussed in Note 2, on August 1, 2007 a plan of reorganization and cancellation of indebtedness became effective.  The NOL carryforwards at June 30, 2007 were reduced by the cancellation of indebtedness income of approximately $144.7 million.  Furthermore, future utilization of remaining NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred.  We anticipate that the limitation would allow use of approximately $3.2 million of attributes per year.

A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.  Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2007 and 2006 and (3) the available evidence, management determined that is more likely than not that the net deferred tax assets as of the date of applying fresh-start reporting, August 1, 2007, will not be realized.  Consequently, we have a full valuation allowance against such net deferred tax assets as of August 1, 2007.  In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $10.9 million after application of the valuation allowance as of August 1, 2007.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. Any future reversals of the valuation allowance that was recorded as of August 1, 2007 in applying fresh-start reporting will be recorded as a reduction of goodwill.

On July 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. There was no cumulative effect adjustment recorded as a result of implementing FIN 48 on July 1, 2007. The liability for income taxes associated with uncertain tax positions was approximately $1.6 million as of July 1, 2007 and $1.7 million as of December 31, 2007 and is included in other long-term liabilities. This amount, if not required, would favorably affect our effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months. As of December 31, 2007, all material federal and state income tax matters have been concluded through June 30, 2004 and June 30, 2003, respectively.

9.     SEGMENT INFORMATION

We have two reportable segments: mobile operations and fixed operations, which are business units defined primarily by the type of service provided. Mobile operations consist primarily of mobile facilities while fixed operations consist primarily of fixed-site centers, although each segment has in the past generated both contract services and patient services revenues.  We do not allocate corporate and billing related costs and depreciation related to our billing system to the two segments. We also do not allocate income taxes to the two segments. We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Successor	Mobile	Fixed	Other	Consolidated
Five months ended December 31, 2007:
Contract services revenues	$40,098	$9,513	$—	$49,611
Patient services revenues	—	62,817	—	62,817
Total revenues	40,098	72,330	—	112,428
Depreciation and amortization	10,571	11,635	2,345	24,551
Total costs of operations	38,629	63,599	5,457	107,685
Corporate operating expenses	—	—	(9,427)	(9,427)
Equity in earnings of unconsolidated partnerships	—	678	—	678
Interest expense, net	(1,019)	(1,290)	(13,462)	(15,771)
Income (loss) before income taxes	450	8,119	(28,346)	(19,777)

Additions to property and equipment	144	2,471	1,156	3,771

Predecessor	Mobile	Fixed	Other	Consolidated
One month ended July 31, 2007:
Contract services revenues	$8,169	$1,882	$—	$10,051
Patient services revenues	—	12,311	—	12,311
Total revenues	8,169	14,193	—	22,362
Depreciation and amortization	1,958	2,045	465	4,468
Total costs of operations	6,918	11,920	1,712	20,550
Corporate operating expenses	—	—	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	—	174	—	174
Interest expense, net	(243)	(289)	(2,386)	(2,918)
Income (loss) before reorganization items, net and income taxes	1,008	2,158	(5,776)	(2,610)

Additions to property and equipment	—	—	—	—

Predecessor	Mobile	Fixed	Other	Consolidated
Six months ended December 31, 2006:
Contract services revenues	$54,465	$10,772	$—	$65,237
Patient services revenues	—	80,401	—	80,401
Total revenues	54,465	91,173	—	145,638
Depreciation and amortization	14,027	12,815	3,299	30,141
Total costs of operations	47,494	77,508	9,510	134,512
Corporate operating expenses	—	—	(11,218)	(11,218)
Equity in earnings of unconsolidated partnerships	—	1,632	—	1,632
Interest expense, net	(2,249)	(2,339)	(22,735)	(27,323)
Impairment of goodwill	—	(29,595)	—	(29,595)
Income (loss) before income taxes	4,722	(16,637)	(43,463)	(55,378)

Additions to property and equipment	618	6,502	1,713	8,833

Successor	Mobile	Fixed	Other	Consolidated
Three months ended December 31, 2007:
Contract services revenues	$23,667	$5,683	$—	$29,350
Patient services revenues	—	37,688	—	37,688
Total revenues	23,667	43,371	—	67,038
Depreciation and amortization	6,204	7,193	1,115	14,512
Total costs of operations	22,744	38,590	3,637	64,971
Corporate operating expenses	—	—	(5,660)	(5,660)
Equity in earnings of unconsolidated partnerships	—	415	—	415
Interest expense, net	(571)	(743)	(8,204)	(9,518)
Income (loss) before income taxes	352	4,453	(17,501)	(12,696)

Additions to property and equipment	10	993	562	1,565

Predecessor	Mobile	Fixed	Other	Consolidated
Three months ended December 31, 2006:
Contract services revenues	$26,833	$5,229	$—	$32,062
Patient services revenues	—	39,904	—	39,904
Total revenues	26,833	45,133	—	71,966
Depreciation and amortization	6,671	6,277	1,660	14,608
Total costs of operations	23,541	38,712	5,170	67,423
Corporate operating expenses	—	—	(5,555)	(5,555)
Equity in earnings of unconsolidated partnerships	—	880	—	880
Interest expense, net	(1,058)	(1,101)	(11,510)	(13,669)
Impairment of goodwill	—	(29,595)	—	(29,595)
Income (loss) before income taxes	2,234	(23,395)	(22,235)	(43,396)

Additions to property and equipment	510	3,037	1,241	4,788

10.  NEW PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, which, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Upon Holdings’ and InSight’s emergence from bankruptcy, we adopted SFAS 157 (Notes 2 and 14).

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  On July 1, 2007, we adopted FIN 48 (Note 8).

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, or SFAS 141(R), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently reviewing SFAS 141(R) to determine its effects on business acquisitions we may make in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 5”, or SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of the adoption of SFAS 160 on our consolidated financial statements.

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

We had an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  We designated this interest rate cap contract as a highly effective cash flow hedge of our floating rate notes under SFAS 133.  Accordingly, the value of the contract was marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss).  The premium paid for the contract was amortized over the life of the contract as required under SFAS 133.  The interest rate cap contract had no fair value as of December 31, 2007.

12.  COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the five months ended December 31, 2007 (Successor), the one month ended July 31, 2007 and the six months ended December 31, 2006 (Predecessor), and the three months ended December 31, 2007 (Successor) and December 31, 2006 (Predecessor), respectively (amounts in thousands) (unaudited):

	Successor	Predecessor		Successor	Predecessor
	Five Months	One Month	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	July 31,	December 31,	December 31,	December 31,
	2007	2007	2006	2007	2006
Net (loss) income	$(22,038)	$196,326	$(55,678)	$(14,053)	$(43,546)
Unrealized loss attributable to change in fair value of interest rate cap	(24)	—	(467)	(60)	(40)
Comprehensive (loss) income	$(22,062)	$196,326	$(56,145)	$(14,113)	$(43,586)

13.  (LOSS) INCOME PER COMMON SHARE

We report basic and diluted earnings per share, or EPS, for our common stock.  Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period.  Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options.  There were no adjustments to net (loss) income (the numerator) for purposes of computing EPS.   Due to the net losses reported for the five months ended December 31, 2007 (Successor), the six months ended December 31, 2006 (Predecessor), the three months ended December 31, 2007 (Successor) and December 31, 2006 (Predecessor), and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.

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

Assets and liabilities measured at fair value on a recurring basis consist of an interest rate cap contract, which expired on January 31, 2008.  At December 31, 2007 the interest rate cap contract had no fair value.

Assets and liabilities measured at fair value in connection with our evaluation of goodwill and intangible assets (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs	Valuation
	2007	(Level 1)	(Level 2)	(Level 3)(1)	Technique
Indefinite-lived intangible assets (2)	$19,500	$—	$—	$19,500	(c)
Definite-lived intangible assets (2)	15,125	—	—	15,125	(c)

Assets and liabilities measured at fair value in connection with our adoption of fresh-start reporting (amounts in thousands) (unaudited):

	Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	August 1,	identical assets	inputs	inputs	Total	Valuation
	2007	(Level 1)	(Level 2)	(Level 3)(1)	Gain (loss)	Technique
Property and equipment	$158,640	$—	$—	$158,640	$18,296	(b)
Investments in partnerships	11,227	—	—	11,227	7,698	(b)(c)
Interest rate cap contract	144	144	—	—	(11)	(a)
Indefinite-lived intangible assets (2)	19,500	—	—	19,500	(4,931)	(c)
Definite-lived intangible assets (2)	16,500	—	—	16,500	10,820	(c)
Floating rate notes	289,800	289,800	—	—	21,981	(a)
Capital lease obligations and other notes payable	7,536	—	7,536	—	—	(b)

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

Prior to signing the stock purchase agreement, IHC gave SWOR 180 days notice to terminate the PSA in accordance with the PSA.  SWOR claimed that the PSA had already terminated due to IHC’s breach of the right of first refusal provision.  IHC answered the Summons and Complaint and was cooperating with SWOR in expediting discovery and an early trial when SWOR decided to abandon the Declaratory Relief action and on April 20, 2004, SWOR filed a First Amended Complaint claiming breach of contract, anticipatory breach of contract, negligent misrepresentation, breach of covenant of good faith and fair dealing, intentional interference with contract, breach of fiduciary duty, declaratory relief and unspecified compensatory and punitive damages, prejudgment interest, and attorneys fees. We answered the First Amended Complaint and discovery has commenced and is on-going.   We are vigorously defending this lawsuit and believe that SWOR’s claims are without merit.  We are unable to predict the outcome of this lawsuit.

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

On March 8, 2006, IHC filed suit in the U.S. District Court for the District of New Jersey against the Hospital.  By the Complaint, IHC asserted claims for fraud and sought in excess of $4 million in compensatory damages plus additional amounts for punitive damages.  The Hospital denied the substantive allegations against it.

The Hospital in turn filed a Counterclaim against IHC.  Initially, we moved to dismiss that Counterclaim for failure to state a claim and for failure to comply with pleading requirements.  Before that Motion could be ruled upon, the Hospital filed an Amended Counterclaim.  By the Amended Counterclaim, the Hospital asserted that IHC engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that IHC aided and abetted Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that IHC conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration.  By the Amended Counterclaim, the Hospital seeks compensatory damages of not less than $5 million and punitive damages of not less than $10 million.  We have moved to dismiss, and the motion remains pending at the present time.  We also answered the Amended Counterclaim, denying all of the substantive allegations.

On September 13, 2006, the Hospital filed a voluntary bankruptcy petition under chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case and the arbitration have been stayed pursuant to 11 U.S.C. § 362.  IHC and KIA have both filed proofs of claim in the Hospital’s bankruptcy case.  IHC has asserted contingent unliquidated claims based upon the litigation currently stayed in the U.S. District Court for the District of New Jersey.  KIA has filed a claim based upon the lease between KIA and the Hospital.  The Hospital confirmed its plan of reorganization on November 29, 2007 and effectuated a sale of the Hospital to the Kessler Foundation.  The plan of reorganization contemplates that unsecured creditors will receive a pro rata share of $1.5 million plus a pro rata share of any recovery from avoidance litigation instituted by the distribution trust.  The Hospital has objected to IHC and KIA’s claims.  IHC and KIA are in the process of withdrawing those claims.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

DECEMBER 31, 2007

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$21,562	$2,933	$—	$24,495
Trade accounts receivables, net	—	—	32,842	5,166	—	38,008
Other current assets	—	—	10,169	363	—	10,532
Intercompany accounts receivable	37,457	291,801	9,779	—	(339,037)	—
Total current assets	37,457	291,801	74,352	8,462	(339,037)	73,035
Property and equipment, net	—	—	124,061	16,241	—	140,302
Investments in partnerships	—	—	10,701	—	—	10,701
Investments in consolidated subsidiaries	(22,062)	(22,062)	12,477	—	31,647	—
Goodwill and other intangible assets, net	—	—	138,841	5,860	—	144,701
	$15,395	$269,739	$360,432	$30,563	$(307,390)	$368,739

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$181	$1,697	$—	$1,878
Accounts payable and other accrued expenses	—	—	36,656	1,253	—	37,909
Intercompany accounts payable	—	—	329,258	9,779	(339,037)	—
Total current liabilities	—	—	366,095	12,729	(339,037)	39,787
Notes payable and capital lease obligations, less current portion	—	291,801	879	3,525	—	296,205
Other long-term liabilities	—	—	15,520	1,832	—	17,352
Stockholders’ equity (deficit)	15,395	(22,062)	(22,062)	12,477	31,647	15,395
	$15,395	$269,739	$360,432	$30,563	$(307,390)	$368,739

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007

(Amounts in thousands)

(Successor)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$45,970	$3,641	$—	$49,611
Patient services	—	—	52,635	10,182	—	62,817
Total revenues	—	—	98,605	13,823	—	112,428

Costs of operations	—	—	93,103	14,582	—	107,685
Gross profit (loss)	—	—	5,502	(759)	—	4,743

Corporate operating expenses	—	—	(9,427)	—	—	(9,427)

Equity in earnings of unconsolidated partnerships	—	—	678	—	—	678

Interest expense, net	—	—	(15,492)	(279)	—	(15,771)
Loss before income taxes	—	—	(18,739)	(1,038)	—	(19,777)

Provision for income taxes	—	—	2,261	—	—	2,261
Loss before equity in loss of consolidated subsidiaries	—	—	(21,000)	(1,038)	—	(22,038)

Equity in loss of consolidated subsidiaries	(22,038)	(22,038)	(1,038)	—	45,114	—
Net loss	$(22,038)	$(22,038)	$(22,038)	$(1,038)	$45,114	$(22,038)

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE SIX MONTHS ENDED DECMBER 31, 2006

(Amounts in thousands)

(Predecessor)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$61,461	$3,776	$—	$65,237
Patient services	—	—	67,270	13,131	—	80,401
Total revenues	—	—	128,731	16,907	—	145,638

Costs of operations	—	—	118,024	16,488	—	134,512
Gross profit	—	—	10,707	419	—	11,126

Corporate operating expenses	—	—	(11,218)	—	—	(11,218)

Equity in earnings of unconsolidated partnerships	—	—	1,632	—	—	1,632

Interest expense, net	—	—	(26,892)	(431)	—	(27,323)

Impairment of goodwill	—	—	(29,595)	—	—	(29,595)
Loss before income taxes	—	—	(55,366)	(12)	—	(55,378)

Provision for income taxes	—	—	300	—	—	300
Loss before equity in loss of consolidated subsidiaries	—	—	(55,666)	(12)	—	(55,678)

Equity in loss of consolidated subsidiaries	(55,678)	(55,678)	(12)	—	111,368	—
Net loss	$(55,678)	$(55,678)	$(55,678)	$(12)	$111,368	$(55,678)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED DECMBER 31, 2007

(Amounts in thousands)

(Successor)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$27,141	$2,209	$—	$29,350
Patient services	—	—	31,576	6,112	—	37,688
Total revenues	—	—	58,717	8,321	—	67,038

Costs of operations	—	—	55,748	9,223	—	64,971
Gross profit (loss)	—	—	2,969	(902)	—	2,067

Corporate operating expenses	—	—	(5,660)	—	—	(5,660)

Equity in earnings of unconsolidated partnerships	—	—	415	—	—	415

Interest expense, net	—	—	(9,358)	(160)	—	(9,518)
Loss before income taxes	—	—	(11,634)	(1,062)	—	(12,696)

Provision for income taxes	—	—	1,357	—	—	1,357
Loss before equity in loss of consolidated subsidiaries	—	—	(12,991)	(1,062)	—	(14,053)

Equity in loss of consolidated subsidiaries	(14,053)	(14,053)	(1,062)	—	29,168	—
Net loss	$(14,053)	$(14,053)	$(14,053)	$(1,062)	$29,168	$(14,053)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED DECMBER 31, 2006

(Amounts in thousands)

(Predecessor)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$30,252	$1,810	$—	$32,062
Patient services	—	—	33,566	6,338	—	39,904
Total revenues	—	—	63,818	8,148	—	71,966

Costs of operations	—	—	59,400	8,023	—	67,423
Gross profit	—	—	4,418	125	—	4,543

Corporate operating expenses	—	—	(5,555)	—	—	(5,555)

Equity in earnings of unconsolidated partnerships	—	—	880	—	—	880

Interest expense, net	—	—	(13,461)	(208)	—	(13,669)

Impairment of goodwill	—	—	(29,595)	—	—	(29,595)
Loss before income taxes	—	—	(43,313)	(83)	—	(43,396)

Provision for income taxes	—	—	150	—	—	150
Loss before equity in loss of consolidated subsidiaries	—	—	(43,463)	(83)	—	(43,546)

Equity in loss of consolidated subsidiaries	(43,546)	(43,546)	(83)	—	87,175	—
Net loss	$(43,546)	$(43,546)	$(43,546)	$(83)	$87,175	$(43,546)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007

(Amounts in thousands)

(Successor)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

OPERATING ACTIVITIES:
Net loss	$(22,038)	$(22,038)	$(22,038)	$(1,038)	$45,114	$(22,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cash used for reorganization items	—	—	4,460	—	—	4,460
Depreciation and amortization	—	—	21,531	3,020	—	24,551
Amortization of bond discount	—	—	2,001	—	—	2,001
Equity in earnings of unconsolidated partnerships	—	—	(678)	—	—	(678)
Distributions from unconsolidated partnerships	—	—	1,204	—	—	1,204
Deferred income taxes	—	—	1,951	—	—	1,951
Equity in loss of consolidated subsidiaries	22,038	22,038	1,038	—	(45,114)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	3,460	705	—	4,165
Intercompany receivables, net	—	—	476	(476)	—	—
Other current assets	—	—	(2,715)	(64)	—	(2,779)
Accounts payable and other accrued expenses	—	—	866	(41)	—	825
Net cash provided by operating activities before reorganization items	—	—	11,556	2,106	—	13,662
Cash used for reorganization items	—	—	(4,460)	—	—	(4,460)
Net cash provided by operating activities	—	—	7,096	2,106	—	9,202

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(3,087)	(684)	—	(3,771)
Other	—	—	780	(867)	—	(87)
Net cash used in investing activities	—	—	(2,307)	(1,551)	—	(3,858)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(1,563)	(758)	—	(2,321)
Net cash used in financing activities	—	—	(1,563)	(758)	—	(2,321)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	3,226	(203)	—	3,023
Cash, beginning of period	—	—	18,336	3,136	—	21,472
Cash, end of period	$—	$—	$21,562	$2,933	$—	$24,495

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE ONE MONTH ENDED JULY 31, 2007

(Amounts in thousands)

(Predecessor)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	3,263	—	—	3,263
Noncash reorganization items	—	(168,248)	(38,777)	—	—	(207,025)
Depreciation and amortization	—	—	3,956	512	—	4,468
Amortization of deferred financing costs	—	—	145	—	—	145
Equity in earnings of unconsolidated partnerships	—	—	(174)	—	—	(174)
Distributions from unconsolidated partnerships	—	—	58	—	—	58
Equity in loss income of consolidated subsidiaries	(196,326)	(28,078)	(17)	—	224,421	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	223	287	—	510
Intercompany receivables, net	—	(7,768)	8,208	(440)	—	—
Other current assets	—	—	425	(38)	—	387
Accounts payable and other accrued expenses	—	—	(1,614)	80	—	(1,534)
Net cash (used in) provided by operating activities before
reorganization items	—	(7,768)	3,774	418	—	(3,576)
Cash used for reorganization items	—	—	(3,263)	—	—	(3,263)
Net cash (used in) provided by operating activities	—	(7,768)	511	418	—	(6,839)

INVESTING ACTIVITIES:
Other	—	—	171	10	—	181
Net cash provided by investing activities	—	—	171	10	—	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(306)	(164)	—	(470)
Principal payments on revolving credit facility	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of notes payable	—	12,768	—	—	—	12,768
Net cash provided by (used in) financing activities	—	7,768	(306)	(164)	—	7,298

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	376	264	—	640
Cash, beginning of period	—	—	17,960	2,872	—	20,832
Cash, end of period	$—	$—	$18,336	$3,136	$—	$21,472

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006

(Amounts in thousands)

(Predecessor)

	HOLDINGS	INSIGHT	GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARIES	ELIMINATION	CONSOLIDATED

OPERATING ACTIVITIES:
Net loss	$(55,678)	$(55,678)	$(55,678)	$(12)	$111,368	$(55,678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	—	—	27,360	2,781	—	30,141
Amortization of deferred financing costs	—	—	1,579	—	—	1,579
Impairment of goodwill	—	—	29,595	—	—	29,595
Equity in earnings of unconsolidated partnerships	—	—	(1,632)	—	—	(1,632)
Distributions from unconsolidated partnerships	—	—	1,540	—	—	1,540
Equity in loss of consolidated subsidiaries	55,678	55,678	12	—	(111,368)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	2,108	253	—	2,361
Intercompany receivables, net	—	(133)	(930)	1,063	—	—
Other current assets	—	—	(1,580)	60	—	(1,520)
Accounts payable and other accrued expenses	—	—	3,132	3	—	3,135
Net cash (used in) provided by operating activities	—	(133)	5,506	4,148	—	9,521

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(4,759)	(4,074)	—	(8,833)
Other	—	32	(655)	61	—	(562)
Net cash provided by (used in) investing activities	—	32	(5,414)	(4,013)	—	(9,395)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	101	(3,133)	(591)	—	(3,623)
Proceeds from issuance of notes payable	—	—	—	1,145	—	1,145
Net cash provided by (used in) financing activities	—	101	(3,133)	554	—	(2,478)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	(3,041)	689	—	(2,352)
Cash, beginning of period	—	—	25,944	2,264	—	28,208
Cash, end of period	$—	$—	$22,903	$2,953	$—	$25,856

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This quarterly report on Form 10-Q, or Form 10-Q, includes “forward-looking statements.”   Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital projects, financing needs, debt repurchases, plans or intentions relating to asset dispositions, acquisitions and new fixed-site developments, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information.  When used in this Form 10-Q the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

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

•                  our ability to successfully implement asset dispositions; and

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 68% of our total revenues from MRI services during the six months ended December 31, 2007, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of December 31, 2007, our network consists of 97 fixed-site centers and 105 mobile facilities. This combination allows us to provide a full continuum of imaging services to better meet the needs of our customers.   Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We have two reportable segments: mobile operations and fixed operations.  Our mobile operations include 19 parked mobile facilities, each of which serves a single customer.  Our fixed operations include five mobile facilities as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 9 to our condensed consolidated financial statements, which are a part of this Form 10-Q.

Historically, we pursued a strategy that was largely focused on growth through the acquisition of imaging businesses in various parts of the country.   More recently, we began the process of implementing a strategy based on core markets.  A core market strategy may allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market will be based on many factors and not just the number of fixed-site centers or mobile facilities in an area.  Other factors would include, without limitation, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions.  We expect that this strategy will result in us exiting some markets while increasing our presence in others and/or establishing new markets, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers.

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

Executive Summary

Our revenues for the six and three months ended December 31, 2007 decreased as compared to prior year periods.  We experienced smaller decreases in our costs of operations and corporate operating expenses for the six and three months ended December 31, 2007, as compared to prior year periods.  As a result of the decrease in revenues combined with the smaller decrease in certain of our expenses, our Adjusted EBITDA declined approximately 20.2% and 22.1% for the six and three months ended December 31, 2007 as compared to the six and three months ended December 31, 2006 (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below).  These declines in Adjusted EBITDA were preceded by an approximate 24.2% decline in Adjusted EBITDA for the year ended June 30, 2007 compared to the year ended June 30, 2006.  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past fourteen fiscal quarters.  This negative trend in Adjusted EBITDA may continue and may be exacerbated by the adverse effects of the Medicare reimbursement reductions with respect to the Medicare Part B fee schedule and PET and PET/CT rates as discussed in the subsection entitled “Reimbursement” below.

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

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of December 31, 2007, we had total indebtedness of approximately $321.3 million in aggregate principal amount.  We have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years.  We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash).  We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness.  However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Executive Leadership Changes

On October 26, 2007, Holdings and InSight entered into a resignation agreement with Bret W. Jorgensen, the President and Chief Executive Officer and a director of Holdings and InSight. The resignation agreement provided for, among other things, Mr. Jorgensen’s resignation as a director and executive officer of Holdings and InSight effective as of November 15, 2007.  As a result of the resignation of Mr. Jorgensen, effective as of October 29, 2007, Richard Nevins, a director since August 1, 2007, was appointed the Interim Chief Executive Officer of Holdings and InSight, and Louis E. Hallman, III, was appointed the Interim Chief Operating Officer of Holdings and InSight.  As a result of Mr. Nevins becoming an executive officer of Holdings, Keith E. Rechner replaced Mr. Nevins as a member of the audit committee of Holdings’ board of directors.

Dispositions

During the six months ended December 31, 2007, we closed three fixed-site centers. During the fiscal year ended June 30, 2007, we closed three fixed-site centers and sold one fixed-site center.

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

•                  attract and maintain patient referrals from physician groups and hospitals;

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

Negative Trends

Our operations have been and will continue to be adversely affected by the following negative trends:

•                  overcapacity in the diagnostic imaging industry;

•                  reductions in reimbursement from certain third-party payors including Medicare;

•                  reductions in compensation paid by our mobile customers;

•                  competition from other mobile and fixed-site providers;

•                  competition from equipment manufacturers;

•                  loss of revenues from former referral sources that invested in their own diagnostic imaging equipment;

•                  loss of revenues from former mobile customers that invested in their own diagnostic imaging equipment; and

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

Under the final rule for OPPS effective January 1, 2008, CMS is packaging many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components.  The practical overall effect in many cases is to decrease the total reimbursement received by hospitals for certain outpatient radiological services, including PET/CT.   Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

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

The Deficit Reduction Act, or the DRA, became effective January 1, 2007 and has resulted in significant reductions in reimbursement for radiology services for Medicare beneficiaries.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule.  These reductions became effective on January 1, 2007.  The implementation of the reimbursement reductions in the DRA has had, and we believe will continue to have, a material adverse effect on our financial condition and results of operations.  For our fiscal year ended June 30, 2007, Medicare revenues represented approximately $32 million, or approximately 11% of our total revenues.  We believe that the DRA reimbursement reduction decreased our patient services revenues by approximately $5.7 million during the twelve months ended December 31, 2007.

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula.  As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0%, respectively.  In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation.  In fact, there was a proposed decrease under the Medicare Part B fee schedule of 10.1% for calendar 2008; however, effective January 1, 2008 there was an increase of 0.5% in the Medicare Part B fee schedule for the first six months of the calendar year.  If the proposed 10.1% or similar decrease in the Medicare Part B fee schedule becomes effective July 1, 2008 it may have a material adverse effect on our financial condition and results of operations.

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

Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed.  Most third-party payors require preauthorization before an MRI, PET or PET/CT procedure is performed on a patient.

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

The provision for doubtful accounts is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that will be uncollectible from patients, payors, hospitals, physician groups and other healthcare providers.  The provision for doubtful accounts includes amounts to be written off with respect to specific accounts involving customers that are financially unstable or materially fail to comply with the payment terms of their contract and other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.  Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for the six months ended December 31, 2007:

Percentage of Total Revenues

Hospitals, physician groups and other healthcare providers (1)	45%
Managed care and insurance	39%
Medicare	11%
Medicaid	2%
Workers’ compensation	2%
Other, including self-pay patients	1%

(1)          No single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of December 31, 2007, our days sales outstanding for trade accounts receivables on a net basis was 51 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of December 31, 2007 is as follows (amounts in thousands):

		Current	30 days	60 days	90 days	120 days and older	Total
		(unaudited)

	Hospitals, physician groups and other healthcare providers	$8,094	$4,552	$1,694	$561	$983	$15,884
	Managed care and insurance	16,993	7,638	4,721	2,730	14,429	46,511
	Medicare/Medicaid	4,427	1,315	931	730	3,819	11,222
	Workers’ compensation	1,040	746	584	499	2,161	5,030
	Other, including self-pay patients	414	46	44	74	108	686
	Trade accounts receivables	30,968	14,297	7,974	4,594	21,500	79,333

Less:	Allowances for professional fees	(3,558)	(1,419)	(941)	(607)	(3,030)	(9,555)
	Allowances for contractual adjustments	(10,487)	(4,090)	(2,843)	(182)	(908)	(18,510)
	Allowances for doubtful accounts	(17)	(1)	(1)	(1,858)	(11,383)	(13,260)
	Trade accounts receivables, net	$16,906	$8,787	$4,189	$1,947	$6,179	$38,008

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

Results of Operations

Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7.  The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes.  Accordingly, our condensed consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date.  The adoption of fresh-start reporting primarily affects depreciation and amortization and interest expense in the condensed consolidated statements of operations.  The accompanying condensed consolidated statements of operations for the six months ended December 31, 2007 combine the results of operations for the one month ended July 31, 2007 of the Predecessor and the five months ended December 31, 2007 of the Successor.  We then compare the combined results of operations with the corresponding period in the prior year.

We believe the combined results of operations for the six months ended December 31, 2007 provide management and investors with a more meaningful perspective of our financial performance and operating trends than if we did not combine the results of operations of Predecessor and Successor in this manner.  Similarly, we combine the financial results of Predecessor and Successor when discussing sources and uses of cash for the six months ended December 31, 2007.

The following table sets forth the results of operations for the six months ended December 31, 2007 and 2006.  These combined results have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and may not be indicative of future operating results (amounts in thousands):

	Six Months Ended December 31,
	2007	2006
	(Combined)	(Predecessor)
	(unaudited)

REVENUES:
Contract services	$59,662	$65,237
Patient services	75,128	80,401
Total revenues	134,790	145,638

COSTS OF OPERATIONS:
Costs of services	91,931	99,161
Provision for doubtful accounts	2,734	2,818
Equipment leases	4,551	2,392
Depreciation and amortization	29,019	30,141
Total costs of operations	128,235	134,512

Gross profit	6,555	11,126

CORPORATE OPERATING EXPENSES	(11,105)	(11,218)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	852	1,632

INTEREST EXPENSE, net	(18,689)	(27,323)

IMPAIRMENT OF GOODWILL	—	(29,595)

Loss before reorganization items and income taxes	(22,387)	(55,378)

REORGANIZATION ITEMS, net	198,998	—

Income (loss) before income taxes	176,611	(55,378)

PROVISION FOR INCOME TAXES	2,323	300

Net income (loss)	$174,288	$(55,678)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Six Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
	(Combined)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)

REVENUES:	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	68.2	68.1	69.7	69.6
Provision for doubtful accounts	2.0	1.9	2.2	2.0
Equipment leases	3.4	1.7	3.4	1.8
Depreciation and amortization	21.5	20.7	21.6	20.3
Total costs of operations	95.1	92.4	96.9	93.7

Gross profit	4.9	7.6	3.1	6.3

CORPORATE OPERATING EXPENSES	(8.2)	(7.7)	(8.4)	(7.7)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.6	1.1	0.6	1.2

INTEREST EXPENSE, net	(13.9)	(18.8)	(14.2)	(19.0)

IMPAIRMENT OF GOODWILL	—	(20.2)	—	(41.1)

Loss before reorganization items and income taxes	(16.6)	(38.0)	(18.9)	(60.3)

REORGANIZATION ITEMS, net	147.6	—	—	—

Income (loss) before income taxes	131.0	(38.0)	(18.9)	(60.3)

PROVISION FOR INCOME TAXES	1.7	0.2	2.1	0.2

Net income (loss)	129.3%	(38.2)%	(21.0)%	(60.5)%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
	(Combined)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)
Revenues
Fixed operations	$86,523	$91,173	$43,371	$45,133
Mobile operations	48,267	54,465	23,667	26,833
Total	$134,790	$145,638	$67,038	$71,966

Costs of Operations
Fixed operations	$75,519	$77,508	$38,590	$38,712
Mobile operations	45,547	47,494	22,744	23,541
Other	7,169	9,510	3,637	5,170
Total	$128,235	$134,512	$64,971	$67,423

Costs of Operations as a Percentage of Revenues
Fixed operations	87.3%	85.0%	89.0%	85.8%
Mobile operations	94.4	87.2	96.1	87.7
Total	95.1%	92.4%	96.9%	93.7%

Six Months Ended December 31, 2007 and 2006

Revenues:  Revenues decreased approximately 7.4% from approximately $145.6 million for the six months ended December 31, 2006, to approximately $134.8 million for the six months ended December 31, 2007. This decrease was due to lower revenues from our mobile operations (approximately $6.1 million) and from our fixed operations (approximately $4.7 million). Revenues from our fixed and mobile operations represented approximately 64% and 36%, respectively, of our total revenues for the six months ended December 31, 2007.  Revenues have been and may continue to be adversely affected by the negative trends discussed above.

Revenues from our fixed operations decreased approximately 5.2% from approximately $91.2 million for the six months ended December 31, 2006, to approximately $86.5 million for the six months ended December 31, 2007. This decrease was due primarily to lower revenues from our existing fixed-site centers (approximately $3.7 million, which amount includes approximately $2.6 million as a result of the DRA) and the loss of revenues from the centers we sold or closed during fiscal 2008 and 2007 (approximately $1.0 million).  Revenues from our existing fixed-site centers decreased because of a decline in our average reimbursement from payors (approximately 2.3%).

Revenues from our mobile operations decreased approximately 11.2% from approximately $54.4 million for the six months ended December 31, 2006, to approximately $48.3 million for the six months ended December 31, 2007. This decrease was due primarily to a reduction in the number of mobile facilities in operation and reductions in reimbursement from our mobile customers for all modalities.  The reductions in reimbursement are the result of competition from other mobile providers and the increased age of our mobile facilities.

Costs of Operations:  Costs of operations decreased approximately 4.7% from approximately $134.5 million for the six months ended December 31, 2006, to approximately $128.2 million for the six months ended December 31, 2007. This decrease was due primarily to (1) lower costs at our fixed operations (approximately $2.0 million); (2) lower costs at our mobile operations (approximately $2.0 million); and (3) lower costs at our billing and other operations (approximately $2.3 million).  The decrease at our billing and other operations is due to (1) lower salaries and benefits as a result of the consolidation of a billing office and (2) reduced depreciation expense, partially offset by higher consulting fees.

Costs of operations at our fixed operations decreased approximately 2.6% from approximately $77.5 million for the six months ended December 31, 2006, to approximately $75.5 million for the six months ended December 31, 2007.  The decrease was due primarily to (1) the elimination of costs from the centers we sold or closed in fiscal 2008 and 2007 (approximately $1.5 million); (2) the elimination of charges related to the closure of two fixed-site centers during the first quarter of fiscal 2007 (approximately $0.3 million); and (3) a reduction in costs at our existing fixed-site centers (approximately $0.2 million).  The reduction in costs of operations at our existing fixed-site centers was primarily caused by (1) lower medical supply costs as a result of cost reduction initiatives throughout our fixed-site centers (approximately $0.9 million); (2) lower salaries and benefits (approximately $0.4 million); and (3) lower radiologist reading fee expenses as a result of lower procedure volume at certain centers (approximately $0.3 million), partially offset by higher depreciation and amortization expense as a result of the fair value adjustment required by fresh-start reporting (approximately $1.1 million).

Costs of operations at our mobile operations decreased approximately 4.2% from approximately $47.5 million for the six months ended December 31, 2006, to approximately $45.5 million for the three months ended December 31, 2007.  The decrease was due primarily to (1) lower depreciation expense (approximately $1.8 million); (2) lower salaries and benefits (approximately $1.7 million); (3) lower equipment maintenance costs (approximately $0.5 million); and (4) lower medical supply costs (approximately $0.3 million), partially offset by higher equipment lease costs as a result of entering into more operating leases (approximately $2.2 million).

Corporate Operating Expenses:  Corporate operating expenses decreased approximately 0.9% from approximately $11.2 million for the six months ended December 31, 2006, to approximately $11.1 million for the three months ended December 31, 2007.  The decrease was due primarily to reduced consulting fees (approximately $0.4 million) and reduced salaries and benefits (approximately $0.4 million), partially offset by higher legal and accounting fees (approximately $0.2 million) and higher sales and marketing costs (approximately $0.2 million).

Interest Expense, net:  Interest expense, net decreased approximately 31.5% from approximately $27.3 million for the six months ended December 31, 2006, to approximately $18.7 million for the six months ended December 31, 2007.  The decrease was due primarily to (1) the cancellation and exchange of $194.5 million of senior subordinated notes for Holdings’ common stock pursuant to the exchange offer and the plan of reorganization (approximately $9.6 million) and (2) lower amortization of deferred financing costs (approximately $1.4 million), partially offset by increased amortization of the bond discount (approximately $1.9 million) and higher interest (approximately $0.5 million) on our floating rate notes.

Impairment of Goodwill:  As of December 31, 2006, as part of the annual evaluation of the carrying value of goodwill and other intangible assets, the Company recorded an impairment charge against the goodwill at its fixed reporting segment of approximately $29.6 million.

Loss Before Reorganization Items and Income Taxes:  Loss before reorganization items and income taxes decreased approximately 59.6% from approximately $55.4 million for the six months ended December 31, 2006, to approximately $22.4 million for the six months ended December 31, 2007.  The decrease was due primarily to lower interest expense and lack of impairment of goodwill, offset by lower gross profit.

Reorganization Items:  During the one month ended July 31, 2007, Predecessor recorded approximately $199.0 million for items in accordance with SOP 90-7 related to Holdings’ and InSight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.

Provision for Income Taxes:  Provision for income taxes increased from a provision of approximately $0.3 million for the six months ended December 31, 2006, to a provision of approximately $2.3 million for the six months ended December 31, 2007.  The provision for income taxes for the six months ended December 31, 2007 is primarily related to an increase in deferred taxes due to differences in tax amortization of goodwill (approximately $2.0 million) and estimated state income taxes (approximately $0.3 million).

Three Months Ended December 31, 2007 and 2006

Revenues:  Revenues decreased approximately 6.9% from approximately $72.0 million for the three months ended December 31, 2006, to approximately $67.0 million for the three months ended December 31, 2007. This decrease was due to lower revenues from our mobile operations (approximately $3.2 million) and from our fixed operations (approximately $1.8 million). Revenues from our fixed and mobile operations represented approximately 65% and 35%, respectively, of our total revenues for the three months ended December 31, 2007.  Revenues have been and may continue to be adversely affected by the negative trends discussed above.

Revenues from our fixed operations decreased approximately 3.8% from approximately $45.1 million for the three months ended December 31, 2006, to approximately $43.4 million for the three months ended December 31, 2007. This decrease was due primarily to lower revenues from our existing fixed-site centers (approximately $1.4 million, which amount includes approximately $1.2 million as a result of the DRA) and the loss of revenues from the centers we sold or closed during fiscal 2008 and 2007 (approximately $0.4 million).  Revenues from our existing fixed-site centers decreased because of a decline in our average reimbursement from payors (approximately 1.6%).

Revenues from our mobile operations decreased approximately 11.9% from approximately $26.8 million for the three months ended December 31, 2006, to approximately $23.6 million for the three months ended December 31, 2007. This decrease was due primarily to a reduction in the number of mobile facilities in operation and reductions in reimbursement from our mobile customers for MRI, PET and CT.  The reductions in reimbursements are the result of competition from other mobile providers and the increased age of our mobile facilities.

Costs of Operations:  Costs of operations decreased approximately 3.6% from approximately $67.4 million for the three months ended December 31, 2006, to approximately $65.0 million for the three months ended December 31, 2007. This decrease was due primarily to (1) lower costs at our billing and other operations (approximately $1.5 million); (2) lower costs at our mobile operations (approximately $0.8 million); and (3) lower costs at our fixed operations (approximately $0.1 million).  The decrease at our billing and other operations is due to lower salaries and benefits as a result of the consolidation of a billing office and reduced depreciation expense, partially offset by higher consulting fees.

Costs of operations at our fixed operations decreased approximately 0.3% from approximately $38.7 million for the three months ended December 31, 2006, to approximately $38.6 million for the three months ended December 31, 2007.  The decrease was due primarily to the elimination of costs from the centers we sold or closed in fiscal 2008 and 2007 (approximately $0.7 million), partially offset by an increase in costs at our existing fixed-site centers (approximately $0.6 million).  The increase in costs of operations at our existing fixed-site centers was primarily caused by higher depreciation and amortization expense as a result of the fair value adjustment required by fresh-start reporting (approximately $1.1 million), partially offset by (1) lower salaries and benefits (approximately $0.5 million) and (2) lower medical supply costs as a result of cost reduction initiatives throughout our fixed-site centers (approximately $0.4 million).

Costs of operations at our mobile operations decreased approximately 3.4% from approximately $23.5 million for the three months ended December 31, 2006, to approximately $22.7 million for the three months ended December 31, 2007.  The decrease was due primarily to (1) lower salaries and benefits (approximately $1.2 million); (2) lower depreciation and amortization expense (approximately $0.5 million); and (3) lower equipment maintenance costs (approximately $0.3 million), partially offset by (1) higher equipment lease costs as a result of entering into more operating leases (approximately $1.0 million) and (2) higher vehicle operations costs (approximately $0.3 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 1.8% from approximately $5.6 million for the three months ended December 31, 2006, to approximately $5.7 million for the three months ended December 31, 2007.  The increase was due primarily to higher board of directors fees (approximately $0.1 million) and occupancy costs (approximately $0.1 million), partially offset by reduced salaries and benefits (approximately $0.2 million).

Interest Expense, net:  Interest expense, net decreased approximately 30.7% from approximately $13.7 million for the three months ended December 31, 2006, to approximately $9.5 million for the three months ended December 31, 2007.  The decrease was due primarily to (1) the cancellation and exchange of $194.5 million of senior subordinated notes for Holdings’ common stock pursuant to the exchange offer and the plan of reorganization (approximately $4.8 million) and (2) lower amortization of deferred financing costs (approximately $0.8 million), partially offset by increased amortization of the bond discount (approximately $1.2 million) and higher interest (approximately $0.2 million) on our floating rate notes.

Impairment of Goodwill:  As of December 31, 2006, as part of the annual evaluation of the carrying value of goodwill and other intangible assets, the Company recorded an impairment charge against the goodwill at its fixed reporting segment of approximately $29.6 million.

Loss Before Income Taxes:  Loss before reorganization items and income taxes decreased approximately 70.7% from approximately $43.4 million for the three months ended December 31, 2006, to approximately $12.7 million for the three months ended December 31, 2007.  The decrease was due primarily to lower interest expense and lack of impairment of goodwill, offset by lower gross profit.

Provision for Income Taxes:  Provision for income taxes increased from a provision of approximately $0.2 million for the three months ended December 31, 2006, to a provision of approximately $1.4 million for the three months ended December 31, 2007.  The provision for income taxes for the three months ended December 31, 2007 is primarily related to an increase in deferred taxes due to differences in tax amortization of goodwill (approximately $1.2 million) and estimated state income taxes (approximately $0.2 million).

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases.  We expect to fund future working capital and capital project requirements from net cash provided by operating activities, capital and operating leases and our credit facility.  Due to the severity and duration of the negative trend in our Adjusted EBITDA and further Medicare reimbursement reductions, we anticipate that operating cash flow will continue to decline as well, which will result in:

•                  a reduction in the amounts available under our credit facility, and therefore a decline in our borrowing base;

•                  difficulty funding our capital projects; and

•                  more stringent financing and leasing terms from equipment manufacturers and other financing resources.

Liquidity: During recent years, we have experienced many adverse market conditions and our financial performance has deteriorated.  We reported a net loss before reorganization items of approximately $22.4 million for the six months ended December 31, 2007 and a net loss of approximately $99.0 million, $210.2 million and $27.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.  We have experienced, and expect to continue to experience, decreases in revenues, partially offset by decreases in costs of operations and corporate operating expenses; however, the reorganization materially improved our long-term liquidity by cancelling $194.5 million of long-term debt and associated interest expense.

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of December 31, 2007, we had total indebtedness of approximately $321.3 million in aggregate principal amount.  In addition, as a result of the various factors that affect our industry generally and our business specifically, We have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years.  We believe, based on currently available information, that future net cash provided by operating activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash).  We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness.  However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Our short-term and long-term liquidity needs will arise primarily from:

•                  interest payments relating to our floating rate notes and credit facility;

•                  capital projects;

•                  working capital requirements;

•                  potential acquisitions; and

•                  potential repurchases of a portion of our floating rate notes.

There are no scheduled principal repayments on our floating rate notes until 2011.  As mentioned above, we may from time to time, in one or more open market or privately negotiated transactions, repurchase a portion of our outstanding floating rate notes.  Any such repurchases shall be in accordance with the terms of agreements governing our material indebtedness.

Cash and cash equivalents as of December 31, 2007 were approximately $24.5 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the procedure volume of patients at our fixed-site centers;

•                  the reimbursement we receive for our services;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of cash flows is as follows (amounts in thousands):

	Six Months Ended December 31,
	2007	2006
	(Combined)	(Predecessor)
	(unaudited)

Net cash provided by operating activities	$2,363	$9,521
Net cash used in investing activities	(3,677)	(9,395)
Net cash provided by (used in) financing activities	4,977	(2,478)

Increase (decrease) in cash and cash equivalents	$3,663	$(2,352)

Net cash provided operating activities was approximately $2.4 million for the six months ended December 31, 2007 and resulted primarily from a decrease in accounts receivables, net as a result of higher collections (approximately $4.7 million), partially offset by an increase in other current assets (approximately $2.4 million) mainly as a result of our annual insurance renewal.

Net cash used in investing activities was approximately $3.7 million for the six months ended December 31, 2007.  Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers (approximately $3.8 million).

Net cash provided by financing activities was approximately $5.0 million for the six months ended December 31, 2007. Cash provided by financing activities resulted primarily from the issuance of additional floating rate notes (approximately $12.8 million), partially offset by principal payments on notes payable and capital lease payments (approximately $7.8 million).

We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of goodwill and reorganization items, net.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.   While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities for the six and three months ended December 31, 2007 and 2006 to Adjusted EBITDA is as follows (amounts in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2007	2006	2007	2006
	(Combined)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)

Net cash (used in) provided by operating activities	$2,363	$9,521	$7,247	$9,169
Cash used for reorganization items	7,723	—	913	—
Provision for income taxes	2,323	300	1,357	150
Interest expense, net	18,689	27,323	9,518	13,669
Amortization of bond discount	(2,001)	—	(1,211)	—
Amortization of deferred financing costs	(145)	(1,579)	—	(790)
Equity in earnings of unconsolidated partnerships	852	1,632	415	880
Distributions from unconsolidated partnerships	(1,262)	(1,540)	(600)	(824)
Net change in operating assets and liabilities	(1,270)	(3,976)	(5,134)	(7,778)
Net change in deferred income taxes	(1,951)	—	(1,171)	—

Adjusted EBITDA	$25,321	$31,681	$11,334	$14,476

Adjusted EBITDA decreased approximately 20.2% from approximately $31.7 million for the six months ended December 31, 2006, to approximately $25.3 million for the six months ended December 31, 2007.  This decrease was due primarily to reductions in Adjusted EBITDA from our mobile operations (approximately $5.8 million) and our fixed operations (approximately $2.6 million), partially offset by decreases in costs at our billing and other operations (approximately $1.9 million) and in corporate operating expenses (approximately $0.1 million).

Adjusted EBITDA from our fixed operations decreased approximately 9.3% from approximately $28.1 million for the six months ended December 31, 2006, to approximately $25.5 million for the six months ended December 31, 2007.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $3.1 million), partially offset by the elimination of negative Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2008 and 2007 (approximately $0.2 million) and the elimination of charges to close two centers in 2007 (approximately $0.3 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues, including the reimbursement reductions from the DRA, partially offset by the decrease in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 27.6% from approximately $21.0 million for the six months ended December 31, 2006, to approximately $15.2 million for the six months ended December 31, 2007.  This decrease was due primarily to the reduction in revenues discussed above, partially offset by the reduction in costs discussed above.

Adjusted EBITDA decreased approximately 22.1% from approximately $14.5 million for the three months ended December 31, 2006, to approximately $11.3 million for the three months ended December 31, 2007.  This decrease was due primarily to reductions in Adjusted EBITDA from our mobile operations (approximately $2.8 million) and our fixed operations (approximately $1.2 million) and an increase in corporate operating expenses (approximately $0.1 million), partially offset by decreases in costs at our billing and other operations (approximately $0.9 million).

Adjusted EBITDA from our fixed operations decreased approximately 8.8% from approximately $13.6 million for the three months ended December 31, 2006, to approximately $12.4 million for the three months ended December 31, 2007.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $1.3 million), partially offset by the elimination of negative Adjusted EBITDA at the fixed-site centers we sold or closed during fiscal 2008 and 2007 (approximately $0.1 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the reduction in revenues as a result of the reimbursement reductions from the DRA, partially offset by a decrease in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 28.3% from approximately $9.9 million for the three months ended December 31, 2006, to approximately $7.1 million for the three months ended December 31, 2007.  This decrease was due primarily to the reduction in revenues discussed above, partially offset by the reduction in costs discussed above.

Capital Projects:  As of December 31, 2007, we have committed to capital projects of approximately $5.4 million through June 30, 2008, which includes the purchase of three MRI systems (approximately $4.9 million).   We expect to use either internally generated funds or capital or operating leases to finance the acquisition of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.  If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility: Through InSight, we have outstanding $315 million of aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay a price above the principal amount of the notes.  If the redemption or prepayment occurs prior to January 1, 2009, the redemption or prepayment price for floating rate notes would be 103% of the principal amount plus accrued and unpaid interest.  If the prepayment occurs on or after January 1, 2009, the redemption or prepayment price would be 102% of the principal amount plus accrued and unpaid interest.  Notwithstanding the foregoing, the indenture provides that if there is a change of control we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  The $315 million of aggregate principal amount of floating rate notes includes $15 million of aggregate principal amount of floating rate notes issued in July 2007, which were issued at 85% of their principal amount.  The fair value of the floating rate notes as of December 31, 2007 was approximately $274 million.

Holdings and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.   The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain real property, certain contracts and intellectual property, but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets.  In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

In January 2006, through InSight, we purchased an interest rate cap contract, which expired on January 31, 2008.  The contract was for a term of two years, with a notional amount of $100 million and a LIBOR cap of 5.0%.

In connection with the consummation of the plan of reorganization, InSight’s wholly owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement, dated August 1, 2007, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent.  Pursuant to this agreement, Bank of America, N.A. and the other lenders provided InSight’s wholly owned subsidiaries with an asset-based revolving credit facility of up to $30 million, maturing on June 30, 2011, to be used for working capital and general corporate purposes.  This agreement amended and restated our prior $30 million asset-based revolving credit facility with the lenders and Bank of America, N.A., as collateral and administrative agent.  As of December 31, 2007, we had approximately $23.8 million of availability under the credit facility, based on our borrowing base.  At December 31, 2007, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $2.3 million outstanding under the credit facility of which approximately $0.3 million are cash collateralized.

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

NEW PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  Upon Holdings’ and InSight’s emergence from bankruptcy we adopted SFAS 157 (Notes 2 and 14).

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  On July 1, 2007, we adopted FIN 48 (Note 8).

In December 2007, the FASB issued SFAS No. 141(R), “Business Combination”, or SFAS 141(R), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently reviewing SFAS 141(R) to determine its effects on business acquisitions we may make in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 5”, or SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of the adoption of SFAS 160 on our consolidated financial statements.

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

Reorganization value and equity value: To facilitate the calculation of reorganization value and equity value, management, with the assistance of outside financial advisors, developed an estimate of the enterprise value of the successor entity, including $322.5 million in aggregate principal amount of total debt and capital leases as of the date of consummation of the plan of reorganization.

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the plan of reorganization:

•            the market value of Holdings’ 8,644,444 shares of common stock from August 3, 2007, the date the shares first traded after consummation of the confirmed plan of reorganization, through September 30, 2007.  The value range of Holdings’ common stock was estimated from a low of $35 million (based on $4 per share) to a high of $61 million (based on $7 per share).  The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million.  Management recognized that the common stock valuation approach may have been somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering.  Nevertheless, management primarily relied on this valuation method because (i) orderly observable trading activity in the common stock, though limited in volume, did take place, (ii) the trading activity did not indicate that the transactions were forced or distressed sales, and (iii) as articulated by the hierarchy of inputs set forth in SFAS 157, observable inputs (regardless as to whether an active market exists) generally are more useful in calculating fair value than unobservable inputs, which require a reporting entity to develop its own assumptions.

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

To a lesser extent, management considered the estimated present value of projected future cash flows in order to validate the determinations it made through the market comparable methods described above.  Management estimated that the discounted cash flow value of the Company’s two reporting segments was slightly less than the low point of the enterprise range determined by the trading value of the common stock.   The projected future cash flows were particularly sensitive to our assumptions regarding revenues because of (a) the high fixed cost nature of our business, and (b) the difficulty of estimating changes in reimbursement and procedure volume for future years.  In developing these estimates, management assumed, among other things (i) a decline in revenues for the Company’s fiscal year ending June 30, 2008 as a result of reimbursement reductions, and (ii) for the Company’s fiscal years ending June 30, 2009 and 2010, (I) modest increases in revenues (approximately 3.0% each year) for its fixed operations segment as a result of the anticipated deceleration in the growth of additional imaging capacity within the Company’s industry, and (II) an insignificant increase in the Company’s revenues for its mobile operations segment (an approximate 1.0% increase each year). If known and unknown risks materialize, or if our revenue assumptions were incorrect, our future cash flows could differ significantly from our projections.  The sensitivity of the revenue assumptions contributed to management’s decision to focus on market values (observable inputs) in determining the Company’s enterprise value.  Management believed that the projected cash flows were appropriately discounted to reflect, among other things, the capital structure and cost of capital (both debt and equity) for the Company’s two operating segments as well as industry risks.

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million fell within the range established above, and management believed the estimate was appropriate since the value was primarily derived from the trading value of the common stock and senior subordinated notes described above.  Management believed that the enterprise value of $360 million best reflected the value of the successor entity because trading activity reflected market based judgments as to the current business and industry challenges the successor entity faces, including the negative trends and numerous risks described elsewhere in this Form 10-Q.  Furthermore, in estimating the enterprise value of $360 million management determined that a valuation at the low end of the value range based on the trading price of the common stock was appropriate because (i) a substantial majority of transactions in the common stock from August 3, 2007 through September 30, 2007, were for prices between $4.00 and $5.15 per share, and (ii) there was limited volume in the trading activity in the common stock.  If the long-term debt and capital leases of $322.5 million in aggregate principal amount as of August 1, 2007, the effective date of the plan of reorganization and exchange offer, without giving effect to the net fair value discount associated with InSight’s $315 million in aggregate principal amount of senior secured floating rate notes due 2011, are subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value is $37.5 million.

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

Goodwill and Other Intangible Assets:  Goodwill represents the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting.  Identified intangible assets consist primarily of our trademark, certificates of need and wholesale contracts.  The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized.  Wholesale contracts are definite-lived assets and are amortized over the expected term of the respective contracts.   In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.

As of December 31, 2007, we do not believe any impairment of goodwill has occurred. We evaluate the carrying value of goodwill and other intangible assets, including the related amortization period, in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill and other intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.  Goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on relative fair value of the assets and liabilities of the operating segments.  In evaluating goodwill and other intangible assets not subject to amortization, we complete the two-step impairment test as required by SFAS 142.  In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate.  SFAS 142 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit with the carrying amount of that goodwill.  Impairment losses, if any, are reflected in the condensed consolidated statements of operations.

As of December 31, 2007, we do not believe any impairment of other intangible assets has occurred.  We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the long-lived asset balances will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

Our market risk exposure relates primarily to interest rates relating to our floating rate notes and our credit facility.  As a result, we will periodically use interest rate swaps to hedge variable interest rates on long-term debt.  We believe there was not a material quantitative change in our market risk exposure during the quarter ended December 31, 2007, as compared to prior periods.   At December 31, 2007, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate cap contract discussed below our exposure on variable rate indebtedness was reduced by $100 million, to approximately 67% of our total indebtedness as of December 31, 2007.   The interest rate cap contract expired on January 31, 2008.  We do not engage in activities using complex or highly leveraged instruments.

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

We had an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2007, a 1% increase or decrease in interest rates on our $315 million of floating rate debt would affect annual future earnings and cash flows by approximately $3.2 million, respectively.  The weighted average interest rate on our floating indebtedness as of December 31, 2007 was 10.16%.

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

ITEM 4.      CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q.  Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1A.     RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of debt, which requires significant interest payments.  As of December 31, 2007, we had total indebtedness of approximately $321.3 million in aggregate principal amount.  In addition, subject to the limits contained in the indenture governing our floating rate notes and our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.   Specifically, our high level of debt could have important consequences, including the following:

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

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of December 31, 2007 of approximately $113.9 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value of our assets may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets, which primarily consist of goodwill (the reorganization value in excess of the fair value of tangible and identified intangible assets and liabilities), had a net book value as of December 31, 2007 of approximately $144.7 million.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At December 31, 2007, approximately 98% of our indebtedness was variable rate indebtedness.  We had an interest rate cap contract with a notional amount of $100 million, which expired on January 31, 2008.  As a result of this contract our exposure on variable rate indebtedness was reduced by $100 million, or to approximately 67% as of December 31, 2007.  Increases in interest rates would also impact the refinancing of our fixed rate indebtedness.  If interest rates are higher when our fixed rate indebtedness becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the six months ended December 31, 2007, we derived approximately 56% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues. Moreover, our healthcare provider customers, which provided approximately 44% of our revenues during the six months ended December 31, 2007, generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates.

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

Under the final rule for OPPS effective January 1, 2008, CMS is packaging many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components.  The practical overall effect in many cases is to decrease the total reimbursement received by hospitals for certain outpatient radiological services, including PET/CT.  Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

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

The DRA became effective January 1, 2007 and has resulted in significant reductions in reimbursement for radiology services for Medicare beneficiaries.  The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the Medicare Part B fee schedule.  These reductions became effective on January 1, 2007.  The implementation of the reimbursement reductions in the DRA has had, and we believe will continue to have, a material adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2007, Medicare revenues represented approximately $32 million, or approximately 11% of our total revenues.  We believe that the DRA reimbursement reduction decreased our patient services revenues by approximately $5.7 million during the twelve months ended December 31, 2007.

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

As a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in Adjusted EBITDA as compared to prior year periods for the past fourteen fiscal quarters (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”.  We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of goodwill and reorganization items, net.  For the six months ended December 31, 2007, our Adjusted EBITDA decreased approximately 20.2% as compared to the six months ended December 31, 2006.  This 20.2% decline in Adjusted EBITDA was preceded by an approximate 24.2% decline in Adjusted EBITDA for the year ended June 30, 2007 compared to the year ended June 30, 2006.  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past fourteen fiscal quarters.   This negative trend in Adjusted EBITDA may continue and may be exacerbated by the adverse effects of the Medicare reimbursement reductions with respect to the Medicare Part B fee schedule and PET and PET/CT rates, as discussed in the immediately preceding risk factor.  If this negative trend does continue it would adversely affect our financial condition and results of operations.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depends on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms.  For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms.  A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 79% for the six months ended December 31, 2007.  We may not, however, achieve this renewal rate in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  Although the reductions in reimbursement under the Medicare Part B fee schedule may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our revenues, non-renewal of several contracts on favorable terms, or at all, or the non-renewal of a long-term contract with a certain governmental entity, could have a significant negative impact on our financial condition and results of operations.

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

Technological change in our industry and our aging equipment base could reduce the demand for our services and our ability to maintain a competitive position.

We operate in a competitive, capital intensive, high fixed-cost industry. The development of new technologies or refinements of existing ones have made and continue to make our existing systems technologically or economically obsolete, or reduce the need for our systems.  Competition among manufacturers has resulted in and likely will continue to result in technological advances in the speed and imaging capacity of new systems.  Consequently, the obsolescence of our systems may be accelerated.  Other than ultra-high field MRI systems and 256-slice CT systems, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.   In the future, to the extent we are unable to generate sufficient cash from our operations or obtain additional funds through bank or equipment vendor financing, the issuance of equity or debt securities, and operating leases, we may be unable to maintain a competitive equipment base.  In addition, advancing technology may enable hospitals, physicians or other diagnostic imaging service providers to perform procedures without the assistance of diagnostic imaging service providers such as ourselves.  As a result of the age of our imaging equipment, we may not be able to maintain our competitive position in our core markets or expand our business.

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

Loss of, and failure to attract, qualified employees could limit our growth and negatively impact our financial condition and results of operations.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including senior executive management employees.  Competition in our industry for qualified employees is intense.   In particular, there is a high demand for qualified technologists who are necessary to operate our systems, particularly MRI, PET and PET/CT technologists.  We may not be able to hire and retain a sufficient number of technologists, and we expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their services.

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

Natural disasters and harsh weather conditions could adversely affect our business and operations.

Our corporate headquarters, including our information technology center, and a material number of our fixed-site centers are located in California, which has a high risk for natural disasters, including earthquakes and wildfires.  Depending upon its severity, a natural disaster could severely damage our facilities or our information technology system or prevent potential patients from traveling to our centers.  Damage to our equipment or our information technology system or any interruption in our business would adversely affect our financial condition and results of operations.  We currently do not maintain a secondary disaster recovery facility for our information technology operations.  In addition, while we presently carry earthquake insurance in amounts we believe are appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes.  We may discontinue earthquake insurance on some or all of our centers in the future if the cost of premiums for earthquake insurance exceeds the value of the coverage discounted for the risk of loss.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged centers as well as the anticipated future cash flows from those centers.

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

Date:  February 14, 2008

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