Form 10-Q
period 2008-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2008-05-15
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,644,444 shares of common stock as of April 30, 2008.

The number of pages in this Form 10-Q is 71

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

		PAGE NUMBER
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2008 (Successor) and June 30, 2007 (Predecessor) (unaudited)	3

	Condensed Consolidated Statements of Operations for the eight months ended March 31, 2008 (Successor), the one month ended July 31, 2007 and the nine months ended March 31, 2007 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 (Successor) and the three months ended March 31, 2007 (Predecessor) (unaudited)	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the eight months ended March 31, 2008 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the eight months ended March 31, 2008 (Successor), the one month ended July 31, 2007 and the nine months ended March 31, 2007 (Predecessor) (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

In accordance with SEC Regulation S-X Rule 3-10, the condensed consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 17 to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Successor	Predecessor
	March 31,	June 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,453	$20,832
Trade accounts receivables, net	37,380	42,683
Other current assets	9,765	8,335
Total current assets	65,598	71,850

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $38,419 and $224,879, respectively	129,333	144,823

INVESTMENTS IN PARTNERSHIPS	10,405	3,413
OTHER ASSETS	1,317	7,881
OTHER INTANGIBLE ASSETS, net	33,800	30,216
GOODWILL	110,076	64,868
	$350,529	$323,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$707	$5,737
Current portion of capital lease obligations	1,641	2,927
Accounts payable and other accrued expenses	33,685	38,619
Total current liabilities	36,033	47,283

LONG-TERM LIABILITIES:
Notes payable, less current portion	293,487	299,890
Liabilities subject to compromise	-	205,704
Capital lease obligations, less current portion	5,176	3,302
Other long-term liabilities	4,472	4,832
Deferred income taxes	14,001	3,472
Total long-term liabilities	317,136	517,200

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ DEFICIT:
Predecessor common stock, $.001 par value, 10,000,000 shares authorized, 864,444 shares issued and outstanding at June 30, 2007	-	1
Successor common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding at March 31, 2008	9	-
Additional paid-in capital	37,448	87,085
Accumulated other comprehensive income	1,317	103
Accumulated deficit	(41,414)	(328,621)
Total stockholders’ deficit	(2,640)	(241,432)
	$350,529	$323,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Successor	Predecessor
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	March 31,	July 31,	March 31,
	2008	2007	2007

REVENUES:
Contract services	$78,685	$10,051	$96,864
Patient services	99,128	12,311	118,839
Total revenues	177,813	22,362	215,703

COSTS OF OPERATIONS:
Costs of services	124,023	14,933	145,870
Provision for doubtful accounts	4,329	389	4,169
Equipment leases	6,418	760	4,155
Depreciation and amortization	39,657	4,468	43,493
Total costs of operations	174,427	20,550	197,687

Gross profit	3,386	1,812	18,016

CORPORATE OPERATING EXPENSES	(17,888)	(1,678)	(16,742)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,163	174	2,510

INTEREST EXPENSE, net	(24,457)	(2,918)	(40,891)

IMPAIRMENT OF GOODWILL	-	-	(29,595)

Loss before reorganization items and income taxes	(37,796)	(2,610)	(66,702)

REORGANIZATION ITEMS, net	-	198,998	-

(Loss) income before income taxes	(37,796)	196,388	(66,702)

PROVISION FOR INCOME TAXES	3,618	62	450

Net (loss) income	$(41,414)	$196,326	$(67,152)

Basic and diluted (loss) income per common share	$(4.79)	$227.23	$(77.72)

Weighted average number of basic and diluted common shares outstanding	8,644	864	864

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2008	2007

REVENUES:
Contract services	$29,074	$31,627
Patient services	36,311	38,438
Total revenues	65,385	70,065

COSTS OF OPERATIONS:
Costs of services	47,025	46,709
Provision for doubtful accounts	1,984	1,351
Equipment leases	2,627	1,763
Depreciation and amortization	15,106	13,352
Total costs of operations	66,742	63,175

Gross (loss) profit	(1,357)	6,890

CORPORATE OPERATING EXPENSES	(8,461)	(5,524)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	485	878

INTEREST EXPENSE, net	(8,686)	(13,568)

Loss before income taxes	(18,019)	(11,324)

PROVISION FOR INCOME TAXES	1,357	150

Net loss	$(19,376)	$(11,474)

Basic and diluted loss per common share	$(2.24)	$(13.28)

Weighted average number of basic and diluted common shares outstanding	8,644	864

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(Amounts in thousands, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance at June 30, 2007 (Predecessor)	864,444	$1	$87,085	$103	$(328,621)	$(241,432)

Net income from July 1 to July 31, 2007	-	-	-	-	196,326	196,326

Fresh-start adjustments:
Elimination of Predecessor common stock, additional paid-in capital, accumulated other comprehensive income and accumulated deficit	(864,444)	(1)	(87,085)	(103)	132,295	45,106

Reorganization value ascribed to Successor	-	-	37,456	-	-	37,456

Balance at July 31, 2007 (Predecessor)	-	-	37,456	-	-	37,456

Issuance of 864,444 shares of common stock to existing stockholders	864,444	1	-	-	-	1

Issuance of 7,780,000 shares of common stock to holders of senior subordinated notes	7,780,000	8	(8)	-	-	-

Net loss from August 1 to March 31, 2008	-	-	-	-	(41,414)	(41,414)

Other comprehensive income (loss):
Unrealized gain attributable to change in fair value of derivative	-	-	-	1,317	-	1,317
Comprehensive income (loss)						(40,097)
Balance at March 31, 2008 (Successor)	8,644,444	$9	$37,448	$1,317	$(41,414)	$(2,640)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Successor	Predecessor
	Eight Months	One Month	Nine Months
	Ended	Ended	Ended
	March 31,	July 31,	March 31,
	2008	2007	2007
OPERATING ACTIVITIES:
Net (loss) income	$(41,414)	$196,326	$(67,152)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	4,764	3,263	-
Noncash reorganization items	-	(207,025)	-
Depreciation and amortization	39,657	4,468	43,493
Amortization of bond discount	3,245	-	-
Amortization of deferred financing costs	-	145	2,369
Impairment of goodwill	-	-	29,595
Equity in earnings of unconsolidated partnerships	(1,163)	(174)	(2,510)
Distributions from unconsolidated partnerships	1,985	58	2,131
Deferred income taxes	3,122	-	-
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	4,793	510	91
Other current assets	(2,012)	387	(1,038)
Accounts payable and other accrued expenses	(3,399)	(1,534)	4,253
Net cash provided by (used in) operating activities before reorganization items	9,578	(3,576)	11,232

Cash used for reorganization items	(4,764)	(3,263)	-
Net cash provided by (used in) operating activities	4,814	(6,839)	11,232

INVESTING ACTIVITIES:
Additions to property and equipment	(4,812)	-	(11,211)
Other	(113)	181	(389)
Net cash (used in) provided by investing activities	(4,925)	181	(11,600)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(2,908)	(470)	(5,284)
Principal payments on credit facility	-	(5,000)	-
Proceeds from issuance of notes payable	-	12,768	1,145
Other	-	-	(2,549)
Net cash (used in) provided by financing activities	(2,908)	7,298	(6,688)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(3,019)	640	(7,056)
Cash, beginning of period	21,472	20,832	28,208
Cash, end of period	$18,453	$21,472	$21,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,068	$8,184	$34,269
Income taxes paid	459	-	122
Equipment additions under capital leases	3,338	-	1,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself.  Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States.   Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 90 mobile magnetic resonance imaging, or MRI, facilities, six mobile positron emission tomography, or PET, facilities, one mobile computed tomography, or CT, facility, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 48 fixed-site MRI centers, 43 multi-modality fixed-site centers and one PET fixed-site center (collectively, fixed-site centers).  At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

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
$205,704

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the reorganization process.  The amounts represented known obligations resolved in connection with the plan of reorganization.  At March 31, 2008, we had a zero balance for liabilities subject to compromise due to Holdings’ and InSight’s emergence from bankruptcy.  Information regarding the discharge of liabilities subject to compromise is included in “Condensed Consolidated Fresh-Start Balance Sheet” below.

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
$198,998

Condensed Consolidated Fresh-Start Balance Sheet

Paragraph 36 of SOP 90-7 requires an entity to adopt fresh-start reporting if the reorganization value of the assets of the emerging entity immediately before the consummation of the confirmed plan of reorganization is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.  The Company met both criteria and adopted fresh-start reporting upon Holdings’ and InSight’s emergence from chapter 11.  Fresh-start reporting required us to revalue our assets and liabilities to fair value.  In estimating fair value we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which we adopted in conjunction with our adoption of fresh-start reporting.  SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements (Note 14).

Our estimates of fair value of our tangible and identifiable intangible assets were determined by management with the assistance of outside financial advisors.  Adjustments to the recorded fair values of these assets and liabilities may impact the amount of recorded goodwill.

To facilitate the calculation of reorganization value and equity value, management, with the assistance of outside financial advisors, developed an estimate of the enterprise value of the successor entity, including $322.5 million in aggregate principal amount of total debt and capital leases as of the date of consummation of the confirmed plan of reorganization.

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the confirmed plan of reorganization:

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

The foregoing estimates of enterprise value and corresponding equity value, are dependent upon our achievement of future financial results that were reflected in the prices of our publicly traded securities, which were used in our methodologies, and our own projections, as well as the realization of certain other assumptions.  There can be no assurance that the projections will be achieved or that the assumptions will be realized.  Neither the projections nor the assumptions are incorporated into this Form 10-Q.

The adjustments set forth in the following Condensed Consolidated Fresh-Start Balance Sheet in the columns “Debt Discharge” and “Revaluation of Assets and Liabilities” which reflect the effect of the consummation of the confirmed plan of reorganization and the adoption of fresh-start reporting on our condensed consolidated balance sheet at August 1, 2007 are as follows (amounts in thousands):

	Predecessor	Fresh-Start Adjustments		Successor
				Reorganized
			Revaluation	Balance
			of Assets	Sheet
	July 31,	Debt	and	August 1,
	2007	Discharge (a)	Liabilities (b)	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,472	$-	$-	$21,472
Trade accounts receivables, net	42,173	-	-	42,173
Other current assets	7,948	-	(195)	7,753
Total current assets	71,593	-	(195)	71,398

Property and equipment, net	140,345	-	18,295	158,640
Investments in partnerships	3,529	-	7,698	11,227
Other assets	7,731	-	(7,587)	144
Other intangible assets, net	30,111	-	5,889	36,000
Goodwill	64,868	-	45,208	110,076
	$318,177	$-	$69,308	$387,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$3,359	$-	$-	$3,359
Accounts payable and other accrued expenses	37,084	-	-	37,084
Total current liabilities	40,443	-	-	40,443

Long-term liabilities:
Notes payable and capital lease obligations, less current portion	315,795	-	(21,818)	293,977
Liabilities subject to compromise	205,704	(205,704)	-	-
Other long-term liabilities	8,365	-	7,243	15,608
Total long-term liabilities	529,864	(205,704)	(14,575)	309,585

Stockholders’ equity (deficit)
Predecessor
Common stock	1	-	(1)	-
Additional paid-in capital	87,085	-	(87,085)	-
Accumulated other comprehensive income	103	-	(103)	-
Accumulated deficit	(339,319)	168,248	171,071	-
Successor
Common stock	-	8	1	9
Additional paid-in capital	-	37,448	-	37,448
Total stockholders’ equity (deficit)	(252,130)	205,704	83,883	37,457
	$318,177	$-	$69,308	$387,485

(a)          Debt Discharge.  This reflects the cancellation of $205,704 of liabilities subject to compromise pursuant to the terms of the confirmed plan of reorganization.  The holders of senior subordinated notes received 7,780 shares of Holdings’ common stock in satisfaction of such claims.

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

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of March 31, 2008, we had total indebtedness of approximately $323.0 million in aggregate principal amount.  We have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years.  We believe, based on currently available information, that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash).  We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness.  However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

3.     INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2007 filed with the Securities and Exchange Commission, or SEC.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the period have been included.  The results of operations for the nine months ended March 31, 2008 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

As of March 31, 2008, goodwill represents the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting.  We recorded approximately $110.1 million of goodwill upon Holdings’ and InSight’s emergence from bankruptcy.   Identified intangible assets consist primarily of our trademark, certificates of need and wholesale contracts.  The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized.  Wholesale contracts are definite-lived intangible assets and are amortized over the expected term of the respective contracts.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.   Wholesale contracts are amortized on a straight-line basis over the estimated lives of the assets ranging from five to seven years.

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

A reconciliation of goodwill is as follows (amounts in thousands) (unaudited):

	Mobile	Fixed	Consolidated
Goodwill, June 30, 2007	$44,172	$20,696	$64,868
Fresh-start reporting adjustment	18,676	26,532	45,208
Goodwill, March 31, 2008	$62,848	$47,228	$110,076

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

A reconciliation of other intangible assets is as follows (amounts in thousands) (unaudited):

	Successor		Predecessor
	March 31, 2008		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Definite-lived intangible assets:
Managed care contracts	$-	$-	$24,410	$4,202
Wholesale contracts	16,500	2,200	14,006	12,678
	16,500	2,200	38,416	16,880

Indefinite-lived intangible assets:
Trademark	8,900	-	8,680	-
Certificates of need	10,600	-	-	-
Other intangible assets	$36,000	$2,200	$47,096	$16,880

The definite-lived other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Managed care contracts	30 years
Wholesale contracts	5 to 7 years

Amortization of intangible assets was approximately $2.2 million, $0.1 million and $0.9 million for the eight months ended March 31, 2008 (Successor), the one month ended July 31, 2007 and the nine months ended March 31, 2007 (Predecessor), and approximately $0.8 million and $0.3 million for the three months ended March 31, 2008 (Successor) and March 31, 2007 (Predecessor), respectively.

6.     NOTES PAYABLE

Through InSight, we have outstanding $315 million of aggregate principal amount of senior secured floating rate notes due 2011, or floating rate notes.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay a price above the principal amount of the notes.  If the redemption or prepayment occurs prior to January 1, 2009, the redemption or prepayment price for floating rate notes would be 103% of the principal amount plus accrued and unpaid interest.  If the prepayment occurs on or after January 1, 2009, the redemption or prepayment price would be 102% of the principal amount plus accrued and unpaid interest.  Notwithstanding the foregoing, the indenture for the floating rate notes provides that if there is a change of control we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.   The $315 million of aggregate principal amount of floating rate notes includes $15 million of aggregate principal amount of floating rate notes issued in July 2007, which were issued at 85% of their principal amount.  The fair value of the floating rate notes as of March 31, 2008 was approximately $197 million.

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

Through certain of InSight’s subsidiaries, we have an asset-based revolving credit facility of up to $30 million, which expires in June 2011.  As of March 31, 2008, we had approximately $24.8 million of availability under the credit facility, based on our borrowing base.  Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility.  All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing.  Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate.  The applicable margin is currently 2.50% per annum; however, it will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum.  At March 31, 2008, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $2.3 million outstanding under the credit facility of which approximately $0.3 million were cash collateralized.

The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

7.     EQUITY AND SHARE-BASED COMPENSATION

Equity

Common stock.  Prior to the effective date of the confirmed plan of reorganization, Holdings declared a one for 6.326392 reverse stock split.  Common stock as of June 30, 2007 and the weighted average number of common shares outstanding for the nine and three months ended March 31, 2007 have been adjusted to reflect the reverse stock split.

On August 1, 2007, pursuant to the exchange offer and confirmed plan of reorganization, all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled and the following distributions were made (after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock):

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

Stock options and stock option plan.  Our stock option plan was terminated and all outstanding options were cancelled on August 1, 2007 upon consummation of the confirmed plan of reorganization (Note 2).

On April 14, 2008, the board of directors of Holdings adopted the 2008 Director Stock Option Plan and the 2008 Employee Stock Option Plan.  The director plan permits the issuance of up to 192,096 shares of Holdings common stock to Holdings’ directors, and the employee plan permits the issuance of up to 768,000 shares of Holdings common stock to employees and key non-employees of Holdings. Each of the plans will be submitted to Holdings’ stockholders for approval at Holdings’ next annual stockholders meeting.

On April 14, 2008, each of the Company’s non-employee directors, Wayne B. Lowell, Eugene Linden, Richard Nevins, James A. Ovenden, Keith Rechner and Steven G. Segal, were granted options under the director plan to purchase (i) 16,008 shares of Holdings common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share.  Each set of options becomes exercisable in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010.

As of May 14, 2008, no options have been granted under the employee plan.  A form of employee stock option agreement has been adopted for the employee plan providing for the vesting of such options only upon the completion of a refinancing of InSight’s floating rate notes, subject to the requirements that any refinanced or replacement debt must have a maturity of at least five years from the date of original issuance, and  the then-existing Holdings stockholders must not suffer any dilution as a result of an issuance of equity or equity-related securities in connection with the refinancing or replacement debt.  Any determination of whether a refinancing transaction satisfies the vesting requirement for purposes of the granted options will be made by the compensation committee of Holdings’ board of directors, at its sole discretion.

Share-based compensation

We account for share-based compensation under SFAS No. 123R, “Share-Based Payment”, or SFAS 123R.  SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.  Because we used the minimum value method of measuring share-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and because we previously met the definition of a nonpublic entity under SFAS 123R, we adopted the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006.  For all awards granted prior to July 1, 2006, we accounted for our stock option plan and options granted pursuant to option agreements in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees”, and followed the pro-forma disclosures of net income (loss) required under SFAS 123 as if we had recognized compensation expense equal to the fair value of options granted, as determined on the grant date.  For each of the nine and three months ended March 31, 2007, our net loss would have reflected pro-forma compensation expense of approximately $0.2 million and $0.1 million, respectively.

8.     INCOME TAXES

As of March 31, 2008, we had federal net operating loss, or NOL, carryforwards of approximately $67.8 million and various state NOL carryforwards.  These NOL carryforwards expire between 2008 and 2026.  As discussed in Note 2, on August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness became effective.  The NOL carryforwards at June 30, 2007 were reduced by the cancellation of indebtedness income of approximately $144.7 million.  Furthermore, future utilization of remaining NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred.  We anticipate that the limitation would allow use of approximately $3.2 million of attributes per year.

A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.  Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2007 and 2006 and (3) the available evidence, management determined that is more likely than not that the net deferred tax assets as of the date of applying fresh-start reporting, August 1, 2007, will not be realized.  Consequently, we have a full valuation allowance against such net deferred tax assets as of August 1, 2007.  In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $10.9 million after application of the valuation allowance as of August 1, 2007.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented.  Currently, any future reversals of the valuation allowance, which was recorded as of August 1, 2007 in applying fresh-start reporting, will be recorded as a reduction of goodwill.  However, after adoption of SFAS No. 141(R), “Business Combinations” (Note 10), future reversals of the valuation allowance recorded as of August 1, 2007 will be recorded as an income tax benefit.

On July 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return.  There was no cumulative effect adjustment recorded as a result of implementing FIN 48 on July 1, 2007.  The liability for income taxes associated with uncertain tax positions was approximately $1.6 million as of July 1, 2007 and $1.7 million as of March 31, 2008 and is included in other long-term liabilities.  This amount, if not required, would favorably affect our effective tax rate.  We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes.  We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months.  As of March 31, 2008, all material federal and state income tax matters have been concluded through June 30, 2004 and June 30, 2003, respectively.

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

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Successor
Eight months ended March 31, 2008:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$63,580	$15,105	$-	$78,685
Patient services revenues	-	99,128	-	99,128
Total revenues	63,580	114,233	-	177,813
Depreciation and amortization	16,943	19,201	3,513	39,657
Total costs of operations	62,311	103,406	8,710	174,427
Corporate operating expenses	-	-	(17,888)	(17,888)
Equity in earnings of unconsolidated partnerships	-	1,163	-	1,163
Interest expense, net	(1,475)	(2,001)	(20,981)	(24,457)
Income (loss) before income taxes	(206)	9,989	(47,579)	(37,796)

Additions to property and equipment	144	2,736	1,932	4,812

Predecessor
One month ended July 31, 2007:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$8,169	$1,882	$-	$10,051
Patient services revenues	-	12,311	-	12,311
Total revenues	8,169	14,193	-	22,362
Depreciation and amortization	1,958	2,045	465	4,468
Total costs of operations	6,918	11,920	1,712	20,550
Corporate operating expenses	-	-	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	-	174	-	174
Interest expense, net	(243)	(289)	(2,386)	(2,918)
Income (loss) before reorganization items, net and income taxes	1,008	2,158	(5,776)	(2,610)

Additions to property and equipment	-	-	-	-

Predecessor
Nine months ended March 31, 2007:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$80,609	$16,255	$-	$96,864
Patient services revenues	-	118,839	-	118,839
Total revenues	80,609	135,094	-	215,703
Depreciation and amortization	19,732	18,793	4,968	43,493
Total costs of operations	69,382	114,463	13,842	197,687
Corporate operating expenses	-	-	(16,742)	(16,742)
Equity in earnings of unconsolidated partnerships	-	2,510	-	2,510
Interest expense, net	(3,196)	(3,328)	(34,367)	(40,891)
Impairment of goodwill	-	(29,595)	-	(29,595)
Income (loss) before income taxes	8,031	(9,782)	(64,951)	(66,702)

Additions to property and equipment	2,215	6,724	2,272	11,211

Successor
Three months ended March 31, 2008:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$23,482	$5,592	$-	$29,074
Patient services revenues	-	36,311	-	36,311
Total revenues	23,482	41,903	-	65,385
Depreciation and amortization	6,372	7,566	1,168	15,106
Total costs of operations	23,682	39,807	3,253	66,742
Corporate operating expenses	-	-	(8,461)	(8,461)
Equity in earnings of unconsolidated partnerships	-	485	-	485
Interest expense, net	(456)	(711)	(7,519)	(8,686)
Income (loss) before income taxes	(656)	1,870	(19,233)	(18,019)

Additions to property and equipment	-	265	776	1,041

Predecessor
Three months ended March 31, 2007:
	Mobile	Fixed	Other	Consolidated
Contract services revenues	$26,144	$5,483	$-	$31,627
Patient services revenues	-	38,438	-	38,438
Total revenues	26,144	43,921	-	70,065
Depreciation and amortization	5,705	5,978	1,669	13,352
Total costs of operations	21,888	36,955	4,332	63,175
Corporate operating expenses	-	-	(5,524)	(5,524)
Equity in earnings of unconsolidated partnerships	-	878	-	878
Interest expense, net	(947)	(989)	(11,632)	(13,568)
Income (loss) before income taxes	3,309	6,855	(21,488)	(11,324)

Additions to property and equipment	1,597	222	559	2,378

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51”, or SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of the adoption of SFAS 160 on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  As SFAS 161 only requires enhanced disclosures, it will have no impact on our condensed consolidated financial statements.

11.  HEDGING ACTIVITIES

We account for hedging activities in accordance with SFAS 133, and we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge.  We also formally assess, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item.

We had an interest right cap contract with notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  In February 2008, we entered into an interest rate hedging contract with Bank of America, N.A.  The contract effectively provides us with an interest rate collar. The notional amount to which the contract applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the contract are secured on a pari passu basis by the same collateral that secures our credit facility, and the contract is cross-defaulted to our credit facility. The stated term of the contract is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our lenders under the credit facility. We designated this contract as a highly effective cash flow hedge of our floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss).  As of March 31, 2008, the contract had a fair value of approximately $1.3 million.

12.  COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the eight months ended March 31, 2008 (Successor), the one month ended July 31, 2007 and the nine months ended March 31, 2007 (Predecessor), and the three months ended March 31, 2008 (Successor) and March 31, 2007 (Predecessor), respectively (amounts in thousands) (unaudited):

	Successor	Predecessor		Successor	Predecessor
	Eight Months	One Month	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	July 31,	March 31,	March 31,	March 31,
	2008	2007	2007	2008	2007

Net (loss) income	$(41,414)	$196,326	$(67,152)	$(19,376)	$(11,474)
Unrealized gain (loss) attributable to change in fair value of interest rate contracts	1,317	-	(542)	1,341	(75)
Comprehensive (loss) income	$(40,097)	$196,326	$(67,694)	$(18,035)	$(11,549)

13.  (LOSS) INCOME PER COMMON SHARE

We report basic and diluted earnings per share, or EPS, for our common stock.  Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period.  Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options.  There were no adjustments to net (loss) income (the numerator) for purposes of computing EPS.   Due to the net losses reported for the eight months ended March 31, 2008 (Successor), the nine months ended March 31, 2007 (Predecessor), the three months ended March 31, 2008 (Successor) and March 31, 2007 (Predecessor), and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.

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

(b)         Cost approach – amounts that would be required to replace the service capacity of assets (replacement cost); and

(c)          Income approach – techniques to convert future amounts to single present amounts based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities measured at fair value on a recurring basis consist of an interest rate collar contract (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Other assets	$1,317	$-	$1,317	$-	(a)

Assets and liabilities measured at fair value in connection with our evaluation of goodwill and intangible assets during the second quarter of fiscal 2008 (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs	Valuation
	2007	(Level 1)	(Level 2)	(Level 3) (1)	Technique
Indefinite-lived intangible assets (2)	$19,500	$-	$-	$19,500	(c)
Definite-lived intangible assets (2)	15,125	-	-	15,125	(c)

Assets and liabilities measured at fair value in connection with our adoption of fresh-start reporting (amounts in thousands) (unaudited):

		Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	August 1,	identical assets	inputs	inputs	Total	Valuation
	2007	(Level 1)	(Level 2)	(Level 3) (1)	Gain (loss)	Technique
Property and equipment	$158,640	$-	$-	$158,640	$18,295	(b)
Investments in partnerships	11,227	-	-	11,227	7,698	(b)(c)
Interest rate cap contract	144	144	-	-	(11)	(a)
Indefinite-lived intangible assets (2)	19,500	-	-	19,500	(4,931)	(c)
Definite-lived intangible assets (2)	16,500	-	-	16,500	10,820	(c)
Floating rate notes	289,800	289,800	-	-	21,981	(a)
Capital lease obligations and other notes payable	7,536	-	7,536	-	-	(b)

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

In February 2004, Southwest Outpatient Radiology, P.C, or SWOR, filed a Summons and Complaint against InSight Health Corp., one of InSight’s subsidiaries, or IHC, in the Superior Court, Maricopa County, Arizona, for Declaratory Relief seeking a declaration as to the meaning and effect of a certain provision of the professional services agreement, or PSA, pursuant to which SWOR provided professional services at IHC’s facilities in Phoenix, Arizona.  IHC answered the Summons and Complaint and was cooperating with SWOR in expediting discovery and an early trial when SWOR decided to abandon the Declaratory Relief action and in April 2004, SWOR filed a First Amended Complaint set forth various claims for declaratory relief and unspecified compensatory and punitive damages, prejudgment interest, and attorneys fees.  We answered the First Amended Complaint and discovery had commenced and was on-going until February 29, 2008 when the parties entered into a settlement agreement and mutual general release.  Thereafter, a Stipulation and Order of Dismissal with Prejudice was filed in the Superior Court, Maricopa County.

In August 2003, IHC entered into a series of agreements and acquired a joint venture interest, through a limited liability company it formed called Kessler Imaging Associates, LLC, or KIA, in a CT fixed-site center in Hammonton, New Jersey.  KIA is owned 55% by IHC and 45% by Bernard Neff, M.D., or Dr. Neff.  KIA managed Kessler CAT Scan Associates, LLC, which provided CT, and mobile MRI and PET (using IHC mobile facilities) services to inpatients of William B. Kessler Memorial Hospital, or Hospital, and community outpatients.

Management at the Hospital changed in 2005, and in late 2005 the Hospital notified the parties that it was “voiding” all the agreements because the prior management had no authority to execute the agreements and stopped paying for the inpatient services.

In March 2006, IHC filed suit in the U.S. District Court for the District of New Jersey against the Hospital.  By the Complaint, IHC asserted claims for fraud and sought in excess of $4 million in compensatory damages plus additional amounts for punitive damages.  The Hospital denied the substantive allegations against it.

The Hospital in turn filed a Counterclaim against IHC, followed by an Amended Counterclaim, by which the Hospital asserted that IHC engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that IHC aided and abetted Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that IHC conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration.  By the Amended Counterclaim, the Hospital sought compensatory damages of not less than $5 million and punitive damages of not less than $10 million.  We also answered the Amended Counterclaim, denying all of the substantive allegations.

In September 2006, the Hospital filed a voluntary bankruptcy petition under chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case was stayed pursuant to 11 U.S.C. § 362.  The Hospital confirmed its plan of reorganization on November 29, 2007 and effectuated a sale of the Hospital to the Kessler Foundation.  The plan of reorganization contemplated that unsecured creditors would receive a pro rata share of $1.5 million plus a pro rata share of any recovery from avoidance litigation instituted by the distribution trust.  The Hospital objected to claims made by IHC and KIA.  In February 2008, the parties mutually agreed to withdraw their respective claims and objections.

16.  SUBSEQUENT EVENTS

Subsequent to March 31, 2008, we sold five fixed-site centers in Southern California for approximately $4.3 million.  Additionally we have entered into definitive agreements to sell two additional fixed-site centers in California for approximately $4.4 million.  The completion of the sales are subject to customary closing conditions.

17.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

MARCH 31, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$16,030	$2,423	$-	$18,453
Trade accounts receivables, net	-	-	32,388	4,992	-	37,380
Other current assets	-	-	9,402	363	-	9,765
Intercompany accounts receivable	37,457	293,045	9,118	-	(339,620)	-
Total current assets	37,457	293,045	66,938	7,778	(339,620)	65,598
Property and equipment, net	-	-	112,310	17,023	-	129,333
Investments in partnerships	-	-	10,405	-	-	10,405
Investments in consolidated subsidiaries	(40,097)	(40,097)	11,675	-	68,519	-
Other assets	-	-	1,317	-	-	1,317
Goodwill and other intangible assets, net	-	-	138,016	5,860	-	143,876
	$(2,640)	$252,948	$340,661	$30,661	$(271,101)	$350,529

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT))
Current liabilities:
Current portion of notes payable and capital lease obligations	$-	$-	$294	$2,054	$-	$2,348
Accounts payable and other accrued expenses	-	-	32,261	1,424	-	33,685
Intercompany accounts payable	-	-	330,502	9,118	(339,620)	-
Total current liabilities	-	-	363,057	12,596	(339,620)	36,033
Notes payable and capital lease obligations, less current portion	-	293,045	708	4,910	-	298,663
Other long-term liabilities	-	-	16,993	1,480	-	18,473
Stockholders’ equity (deficit)	(2,640)	(40,097)	(40,097)	11,675	68,519	(2,640)
	$(2,640)	$252,948	$340,661	$30,661	$(271,101)	$350,529

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

JUNE 30, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$17,960	$2,872	$-	$20,832
Trade accounts receivables, net	-	-	36,525	6,158	-	42,683
Other current assets	-	-	8,072	263	-	8,335
Intercompany accounts receivable	87,086	501,435	10,207	-	(598,728)	-
Total current assets	87,086	501,435	72,764	9,293	(598,728)	71,850
Property and equipment, net	-	-	125,737	19,086	-	144,823
Investments in partnerships	-	-	3,413	-	-	3,413
Investments in consolidated subsidiaries	(328,518)	(331,697)	13,984	-	646,231	-
Other assets	-	260	7,621	-	-	7,881
Goodwill and other intangible assets, net	-	-	89,224	5,860	-	95,084
	$(241,432)	$169,998	$312,743	$34,239	$47,503	$323,051

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$-	$-	$6,861	$1,803	$-	$8,664
Accounts payable and other accrued expenses	-	-	37,406	1,213	-	38,619
Intercompany accounts payable	-	-	588,521	10,207	(598,728)	-
Total current liabilities	-	-	632,788	13,223	(598,728)	47,283
Notes payable and capital lease obligations, less current portion	-	303,850	(5,000)	4,342	-	303,192
Liabilities subject to compromise	-	194,500	11,204	-	-	205,704
Other long-term liabilities	-	166	5,448	2,690	-	8,304
Stockholders' (deficit) equity	(241,432)	(328,518)	(331,697)	13,984	646,231	(241,432)
	$(241,432)	$169,998	$312,743	$34,239	$47,503	$323,051

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE EIGHT MONTHS ENDED MARCH 31, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$-	$-	$72,787	$5,898	$-	$78,685
Patient services	-	-	83,035	16,093	-	99,128
Total revenues	-	-	155,822	21,991	-	177,813

Costs of operations	-	-	151,332	23,095	-	174,427
Gross profit (loss)	-	-	4,490	(1,104)	-	3,386

Corporate operating expenses	-	-	(17,888)	-	-	(17,888)

Equity in earnings of unconsolidated partnerships	-	-	1,163	-	-	1,163

Interest expense, net	-	-	(24,026)	(431)	-	(24,457)
Loss before income taxes	-	-	(36,261)	(1,535)	-	(37,796)

Provision for income taxes	-	-	3,618	-	-	3,618
Loss before equity in loss of consolidated subsidiaries	-	-	(39,879)	(1,535)	-	(41,414)

Equity in loss of consolidated subsidiaries	(41,414)	(41,414)	(1,535)	-	84,363	-
Net loss	$(41,414)	$(41,414)	$(41,414)	$(1,535)	$84,363	$(41,414)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE ONE MONTH ENDED JULY 31, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$-	$-	$9,371	$680	$-	$10,051
Patient services	-	-	10,226	2,085	-	12,311
Total revenues	-	-	19,597	2,765	-	22,362

Costs of operations	-	-	17,866	2,684	-	20,550
Gross profit	-	-	1,731	81	-	1,812

Corporate operating expenses	-	-	(1,678)	-	-	(1,678)

Equity in earnings of unconsolidated partnerships	-	-	174	-	-	174

Interest expense, net	-	-	(2,854)	(64)	-	(2,918)
(Loss) income before reorganization items and income taxes	-	-	(2,627)	17	-	(2,610)

Reorganization items, net	-	168,248	30,750	-	-	198,998

Income before income taxes	-	168,248	28,123	17	-	196,388

Provision for income taxes	-	-	62	-	-	62
Income before equity in income of consolidated subsidiaries	-	168,248	28,061	17	-	196,326

Equity in income of consolidated subsidiaries	196,326	28,078	17	-	(224,421)	-
Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$-	$-	$91,081	$5,783	$-	$96,864
Patient services	-	-	99,701	19,138	-	118,839
Total revenues	-	-	190,782	24,921	-	215,703

Costs of operations	-	-	173,082	24,605	-	197,687
Gross profit	-	-	17,700	316	-	18,016

Corporate operating expenses	-	-	(16,742)	-	-	(16,742)

Equity in earnings of unconsolidated partnerships	-	-	2,510	-	-	2,510

Interest expense, net	-	-	(40,273)	(618)	-	(40,891)

Impairment of goodwill	-	-	(29,595)	-	-	(29,595)
Loss before income taxes	-	-	(66,400)	(302)	-	(66,702)

Provision for income taxes	-	-	450	-	-	450
Loss before equity in loss of consolidated subsidiaries	-	-	(66,850)	(302)	-	(67,152)

Equity in loss of consolidated subsidiaries	(67,152)	(67,152)	(302)	-	134,606	-
Net loss	$(67,152)	$(67,152)	$(67,152)	$(302)	$134,606	$(67,152)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$-	$-	$26,817	$2,257	$-	$29,074
Patient services	-	-	30,400	5,911	-	36,311
Total revenues	-	-	57,217	8,168	-	65,385

Costs of operations	-	-	58,229	8,513	-	66,742
Gross loss	-	-	(1,012)	(345)	-	(1,357)

Corporate operating expenses	-	-	(8,461)	-	-	(8,461)

Equity in earnings of unconsolidated partnerships	-	-	485	-	-	485

Interest expense, net	-	-	(8,534)	(152)	-	(8,686)
Loss before income taxes	-	-	(17,522)	(497)	-	(18,019)

Provision for income taxes	-	-	1,357	-	-	1,357
Loss before equity in loss of consolidated subsidiaries	-	-	(18,879)	(497)	-	(19,376)

Equity in loss of consolidated subsidiaries	(19,376)	(19,376)	(497)	-	39,249	-
Net loss	$(19,376)	$(19,376)	$(19,376)	$(497)	$39,249	$(19,376)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$-	$-	$29,620	$2,007	$-	$31,627
Patient services	-	-	32,431	6,007	-	38,438
Total revenues	-	-	62,051	8,014	-	70,065

Costs of operations	-	-	55,058	8,117	-	63,175
Gross profit (loss)	-	-	6,993	(103)	-	6,890

Corporate operating expenses	-	-	(5,524)	-	-	(5,524)

Equity in earnings of unconsolidated partnerships	-	-	878	-	-	878

Interest expense, net	-	-	(13,381)	(187)	-	(13,568)
Loss before income taxes	-	-	(11,034)	(290)	-	(11,324)

Provision for income taxes	-	-	150	-	-	150
Loss before equity in loss of consolidated subsidiaries	-	-	(11,184)	(290)	-	(11,474)

Equity in loss of consolidated subsidiaries	(11,474)	(11,474)	(290)	-	23,238	-
Net loss	$(11,474)	$(11,474)	$(11,474)	$(290)	$23,238	$(11,474)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE EIGHT MONTHS ENDED MARCH 31, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net loss	$(41,414)	$(41,414)	$(41,414)	$(1,535)	$84,363	$(41,414)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cash used for reorganization items	-	-	4,764	-	-	4,764
Depreciation and amortization	-	-	35,617	4,040	-	39,657
Amortization of bond discount	-	-	3,245	-	-	3,245
Equity in earnings of unconsolidated partnerships	-	-	(1,163)	-	-	(1,163)
Distributions from unconsolidated partnerships	-	-	1,985	-	-	1,985
Deferred income taxes	-	-	3,122	-	-	3,122
Equity in loss of consolidated subsidiaries	41,414	41,414	1,535	-	(84,363)	-
Changes in operating assets and liabilities:
Trade accounts receivables, net	-	-	3,914	879	-	4,793
Intercompany receivables, net	-	-	1,442	(1,442)	-	-
Other current assets	-	-	(1,948)	(64)	-	(2,012)
Accounts payable and other accrued expenses	-	-	(3,529)	130	-	(3,399)
Net cash provided by operating activities before reorganization items	-	-	7,570	2,008	-	9,578
Cash used for reorganization items	-	-	(4,764)	-	-	(4,764)
Net cash provided by operating activities	-	-	2,806	2,008	-	4,814

INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(4,597)	(215)	-	(4,812)
Other	-	-	1,106	(1,219)	-	(113)
Net cash used in investing activities	-	-	(3,491)	(1,434)	-	(4,925)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	-	-	(1,621)	(1,287)	-	(2,908)
Net cash used in financing activities	-	-	(1,621)	(1,287)	-	(2,908)

DECREASE IN CASH AND CASH EQUIVALENTS	-	-	(2,306)	(713)	-	(3,019)
Cash, beginning of period	-	-	18,336	3,136	-	21,472
Cash, end of period	$-	$-	$16,030	$2,423	$-	$18,453

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE ONE MONTH ENDED JULY 31, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cash used for reorganization items	-	-	3,263	-	-	3,263
Noncash reorganization items	-	(168,248)	(38,777)	-	-	(207,025)
Depreciation and amortization	-	-	3,956	512	-	4,468
Amortization of deferred financing costs	-	-	145	-	-	145
Equity in earnings of unconsolidated partnerships	-	-	(174)	-	-	(174)
Distributions from unconsolidated partnerships	-	-	58	-	-	58
Equity in loss income of consolidated subsidiaries	(196,326)	(28,078)	(17)	-	224,421	-
Changes in operating assets and liabilities:
Trade accounts receivables, net	-	-	223	287	-	510
Intercompany receivables, net	-	(7,768)	8,208	(440)	-	-
Other current assets	-	-	425	(38)	-	387
Accounts payable and other accrued expenses	-	-	(1,614)	80	-	(1,534)
Net cash (used in) provided by operating activities before reorganization items	-	(7,768)	3,774	418	-	(3,576)
Cash used for reorganization items	-	-	(3,263)	-	-	(3,263)
Net cash (used in) provided by operating activities	-	(7,768)	511	418	-	(6,839)

INVESTING ACTIVITIES:
Other	-	-	171	10	-	181
Net cash provided by investing activities	-	-	171	10	-	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	-	-	(306)	(164)	-	(470)
Principal payments on credit facility	-	(5,000)	-	-	-	(5,000)
Proceeds from issuance of notes payable	-	12,768	-	-	-	12,768
Net cash provided by (used in) financing activities	-	7,768	(306)	(164)	-	7,298

INCREASE IN CASH AND CASH EQUIVALENTS	-	-	376	264	-	640
Cash, beginning of period	-	-	17,960	2,872	-	20,832
Cash, end of period	$-	$-	$18,336	$3,136	$-	$21,472

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net loss	$(67,152)	$(67,152)	$(67,152)	$(302)	$134,606	$(67,152)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	-	-	39,308	4,185	-	43,493
Amortization of deferred financing costs	-	-	2,369	-	-	2,369
Impairment of goodwill	-	-	29,595	-	-	29,595
Equity in earnings of unconsolidated partnerships	-	-	(2,510)	-	-	(2,510)
Distributions from unconsolidated partnerships	-	-	2,131	-	-	2,131
Equity in loss of consolidated subsidiaries	67,152	67,152	302	-	(134,606)	-
Changes in operating assets and liabilities:
Trade accounts receivables, net	-	-	150	(59)	-	91
Intercompany receivables, net	-	(218)	(917)	1,135	-	-
Other current assets	-	-	(1,136)	98	-	(1,038)
Accounts payable and other accrued expenses	-	-	4,239	14	-	4,253
Net cash (used in) provided by operating activities	-	(218)	6,379	5,071	-	11,232

INVESTING ACTIVITIES:
Additions to property and equipment	-	-	(6,336)	(4,875)	-	(11,211)
Other	-	65	28	(482)	-	(389)
Net cash provided by (used in) investing activities	-	65	(6,308)	(5,357)	-	(11,600)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	-	153	(4,443)	(994)	-	(5,284)
Proceeds from issuance of notes payable	-	-	-	1,145	-	1,145
Other	-	-	(2,549)	-	-	(2,549)
Net cash provided by (used in) financing activities	-	153	(6,992)	151	-	(6,688)

DECREASE IN CASH AND CASH EQUIVALENTS	-	-	(6,921)	(135)	-	(7,056)
Cash, beginning of period	-	-	25,944	2,264	-	28,208
Cash, end of period	$-	$-	$19,023	$2,129	$-	$21,152

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q, including those described in Part II, Item 1A.  “Risk Factors” below and the following:

•                  our ability to successfully implement our core market strategy;

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

Overview

We are a nationwide provider of diagnostic imaging services through our integrated network of fixed-site centers and mobile facilities.  Our services include MRI, CT, PET, PET/CT and other technologies.  These services are noninvasive techniques that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 68% of our total revenues from MRI services during the nine months ended March 31, 2008, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of March 31, 2008, our network consists of 92 fixed-site centers and 111 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers.   Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We enter into agreements with radiologists to provide professional services, which include supervision and interpretation of radiological procedures and quality assurance.  We do not engage in the practice of medicine.  We have two reportable segments: mobile operations and fixed operations.  Our 92 fixed-site centers include 13 parked mobile facilities, each of which serves a single customer.  These parked mobile facilities are included in our mobile operations.  Of our 111 mobile facilities, four mobile facilities are included as part of our fixed operations in Maine.  Certain financial information regarding our reportable segments is included in Note 9 to our condensed consolidated financial statements, which are a part of this Form 10-Q.

The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies.  Notwithstanding the growth in the industry, our Adjusted EBITDA declined approximately 34.2% and 62.8% for the nine and three months ended March 31, 2008 as compared to the nine and three months ended March 31, 2007 (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below).  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past fifteen fiscal quarters.  This negative trend in Adjusted EBITDA is expected to continue and may be exacerbated by the adverse effects of the reimbursement reductions discussed in the subsection entitled “Reimbursement” below.

We have implemented the following steps in an attempt to reverse the negative trend in Adjusted EBITDA:

Leadership Changes.  In April 2008, we appointed Louis E. “Kip” Hallman, III, the architect of our core market strategy described below, our President and Chief Executive Officer.  In May 2008, we appointed Bernard O’Rourke our Executive Vice President and Chief Operating Officer.  Previously, these executives served in various executive positions with us.  Messrs. Hallman and O’Rourke have 11 years and 9 years, respectively, of executive healthcare experience.

Core Market Strategy.  We are implementing a strategy based on core markets.  We believe that such a strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market may be based on many factors, including, without limitation, the number of fixed-site centers or mobile facilities in an area, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions.  We expect that this strategy will result in us exiting some markets while increasing our presence in others or establishing new markets, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers.  In implementing our core market strategy, we have taken the following actions:

•                  In April 2008, we sold five fixed-site centers in the San Fernando Valley of Southern California.  We also have entered into definitive agreements to sell two additional fixed-site centers.  Upon completion of these two transactions, which are subject to customary closing conditions, we will have exited the San Fernando Valley and Bakersfield, California areas.

•                  We are currently engaged, at various stages, in a number of transactions, for the sale of certain underperforming assets and/or assets in non-core markets.

•                  We expect to utilize proceeds from such transactions to acquire assets and/or upgrade imaging equipment in our core markets and/or purchase portions of our floating rate notes.

There can be no assurance that we can complete sales and/or purchases of assets on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the sold businesses or assets.

Initiatives.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) process improvement changes in our billing and collection efforts.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions.  As a result, in May 2008, we commenced a new cost reduction initiative that will be phased in over the next three fiscal quarters relating to field and corporate organizational changes.  We expect that this initiative, once fully implemented, will result in estimated annual savings of approximately $5.0 million.

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

On August, 1, 2007, pursuant to the exchange offer and the confirmed plan of reorganization, all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled, and the following distributions were made (after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock):

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

The plan of reorganization provided for the assumption of substantially all executory contracts and unexpired leases; however, we did terminate (i) the management agreement with J. W. Childs Advisors II, L.P. and Halifax Genpar, L.P. and (ii) the stockholders agreement with holders of Holdings’ common stock and stock options.  Pursuant to the confirmed plan of reorganization, the boards of directors of Holdings and InSight were reconfigured, and five of the directors of each board were designated by an ad hoc committee of holders of senior subordinated notes, one was designated by the holders of Holdings’ common stock prior to the effective date, and Bret W. Jorgensen, the President and Chief Executive Officer of Holdings and InSight, remained a director until his resignation as of November 15, 2007.

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service and long-term liquidity.  As a result, we believe our ability to compete in our industry has improved, although we still have a substantial amount of debt, which requires significant interest and principal payments.  As of March 31, 2008, we had total indebtedness of approximately $323.0 million in aggregate principal amount.  We have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years.  We believe, based on currently available information, that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash).  We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness.  However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

Dispositions

During the nine months ended March 31, 2008, we closed three fixed-site centers.  During the fiscal year ended June 30, 2007, we closed three fixed-site centers and sold one fixed-site center.

Subsequent to March 31, 2008, we sold five fixed-site centers in Southern California and our majority ownership interest in a joint venture that operates a fixed-site center in Ohio.

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

•                  lower revenues due to our aging equipment in both of our operating segments;

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

Reimbursement

Medicare. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain other individuals.  Providers are paid by the federal government in accordance with regulations promulgated by the Department of Health and Human Services and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full. Hospital inpatient services are reimbursed under a prospective payment system. Hospitals receive a specific prospective payment for inpatient treatment services based upon the diagnosis of the patient.

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

Under the final rule for OPPS effective January 1, 2008, CMS is packaging many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components.  The practical overall effect in many cases is to decrease the total reimbursement received by hospitals for certain outpatient radiological services, including PET/CT.   Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET and PET/CT, broader applications are unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

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

Managed Care and Private Insurance. Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels.  However, some managed care organizations have reduced or otherwise limited, and we believe that other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement.  These reductions have had, and any future reductions could have, an adverse impact on our financial condition and results of operations.  These reductions have been, and any future reductions may be, similar to the reimbursement reductions set forth in the DRA.  The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

The provision for doubtful accounts is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that will be uncollectible from patients, payors, hospitals, physician groups and other healthcare providers.  The provision for doubtful accounts includes amounts to be written off with respect to specific accounts involving customers that are financially unstable or materially fail to comply with the payment terms of their contracts and other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.  Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for the nine months ended March 31, 2008:

Percentage of Total Revenues

Hospitals, physician groups and other healthcare providers (1)	45%
Managed care and insurance	39%
Medicare	11%
Medicaid	2%
Workers’ compensation	2%
Other, including self-pay patients	1%

(1)                   We have one healthcare provider that accounts for approximately 5% of our total revenues.  No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of March 31, 2008, our days sales outstanding for trade accounts receivables on a net basis was 51 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of March 31, 2008 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total
	(unaudited)

Hospitals, physician groups and other healthcare providers	$9,025	$4,079	$1,139	$213	$377	$14,833
Managed care and insurance	18,513	7,291	4,659	2,679	14,137	47,279
Medicare/Medicaid	5,287	1,197	854	427	3,110	10,875
Workers’ compensation	1,059	782	473	372	1,470	4,156
Other, including self-pay patients	543	105	-	39	29	716
Trade accounts receivables	34,427	13,454	7,125	3,730	19,123	77,859

Less: Allowances for professional fees	(3,919)	(1,413)	(869)	(509)	(2,714)	(9,424)
Allowances for contractual adjustments	(11,363)	(3,889)	(2,579)	(111)	(670)	(18,612)
Allowances for doubtful accounts	(26)	(3)	-	(1,768)	(10,646)	(12,443)
Trade accounts receivables, net	$19,119	$8,149	$3,677	$1,342	$5,093	$37,380

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations.  As a result, a high percentage of our total operating expenses are fixed.  Our fixed costs include depreciation and amortization, debt service and capital lease payments, rent and operating lease payments, salaries and benefit obligations, equipment maintenance expenses, and insurance and vehicle operations costs.  We expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their services.  Because a large portion of our operating expenses are fixed, any increase in our procedure volume disproportionately increases our operating cash flow.  Conversely, any decrease in our procedure volume disproportionately decreases our operating cash flow.  Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film, contrast media and radiopharmaceuticals used in PET and PET/CT procedures.

Results of Operations

Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7.  The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes.  Accordingly, our condensed consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date.  The adoption of fresh-start reporting primarily affects depreciation and amortization and interest expense in the condensed consolidated statements of operations.  The accompanying condensed consolidated statements of operations for the nine months ended March 31, 2008 combine the results of operations for the one month ended July 31, 2007 of the Predecessor and the eight months ended March 31, 2008 of the Successor.  We then compare the combined results of operations with the corresponding period in the prior year.

We believe the combined results of operations for the nine months ended March 31, 2008 provide management and investors with a more meaningful perspective of our financial performance and operating trends than if we did not combine the results of operations of Predecessor and Successor in this manner.  Similarly, we combine the financial results of Predecessor and Successor when discussing sources and uses of cash for the nine months ended March 31, 2008.

The following table sets forth the results of operations for the nine months ended March 31, 2008 and 2007.  These combined results have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and may not be indicative of future operating results (amounts in thousands):

	Nine Months Ended
	March 31,
	2008	2007
	(Combined)	(Predecessor)
	(unaudited)

REVENUES:
Contract services	$88,736	$96,864
Patient services	111,439	118,839
Total revenues	200,175	215,703

COSTS OF OPERATIONS:
Costs of services	138,956	145,870
Provision for doubtful accounts	4,718	4,169
Equipment leases	7,178	4,155
Depreciation and amortization	44,125	43,493
Total costs of operations	194,977	197,687

Gross profit	5,198	18,016

CORPORATE OPERATING EXPENSES	(19,566)	(16,742)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,337	2,510

INTEREST EXPENSE, net	(27,375)	(40,891)

IMPAIRMENT OF GOODWILL	-	(29,595)

Loss before reorganization items and income taxes	(40,406)	(66,702)

REORGANIZATION ITEMS, net	198,998	-

Income (loss) before income taxes	158,592	(66,702)

PROVISION FOR INCOME TAXES	3,680	450

Net income (loss)	$154,912	$(67,152)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Combined)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)

REVENUES:	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	69.4	67.6	72.0	66.7
Provision for doubtful accounts	2.4	1.9	3.0	1.9
Equipment leases	3.6	1.9	4.0	2.5
Depreciation and amortization	22.0	20.2	23.1	19.1
Total costs of operations	97.4	91.6	102.1	90.2

Gross profit (loss)	2.6	8.4	(2.1)	9.8

CORPORATE OPERATING EXPENSES	(9.8)	(7.8)	(12.9)	(7.9)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.7	1.2	0.7	1.3

INTEREST EXPENSE, net	(13.7)	(19.0)	(13.3)	(19.3)

IMPAIRMENT OF GOODWILL	-	(13.7)	-	-

Loss before reorganization items and income taxes	(20.2)	(30.9)	(27.6)	(16.1)

REORGANIZATION ITEMS, net	99.4	-	-	-

Income (loss) before income taxes	79.2	(30.9)	(27.6)	(16.1)

PROVISION FOR INCOME TAXES	1.8	0.2	2.0	0.2

Net income (loss)	77.4%	(31.1)%	(29.6)%	(16.3)%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Combined)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)
Revenues
Fixed operations	$128,426	$135,094	$41,903	$43,921
Mobile operations	71,749	80,609	23,482	26,144
Total	$200,175	$215,703	$65,385	$70,065

Costs of Operations
Fixed operations	$115,326	$114,463	$39,807	$36,955
Mobile operations	69,229	69,382	23,682	21,888
Other	10,422	13,842	3,253	4,332
Total	$194,977	$197,687	$66,742	$63,175

Costs of Operations as a Percentage of Revenues
Fixed operations	89.8%	84.7%	95.0%	84.1%
Mobile operations	96.5	86.1	100.9	83.7
Total	97.4%	91.6%	102.1%	90.2%

Nine months ended March 31, 2008 and 2007

Revenues:  Revenues decreased approximately 7.2% from approximately $215.7 million for the nine months ended March 31, 2007, to approximately $200.2 million for the nine months ended March 31, 2008.  This decrease was due to lower revenues from our mobile operations (approximately $8.8 million) and from our fixed operations (approximately $6.7 million).  Revenues from our fixed and mobile operations represented approximately 64% and 36%, respectively, of our total revenues for the nine months ended March 31, 2008.  Revenues have been and are expected to continue to be adversely affected by the negative trends discussed above.

Revenues from our fixed operations decreased approximately 5.0% from approximately $135.1 million for the nine months ended March 31, 2007, to approximately $128.4 million for the nine months ended March 31, 2008.  This decrease was due primarily to lower revenues from our existing fixed-site centers (approximately $5.2 million, which amount includes approximately $2.6 million as a result of the DRA) and the loss of revenues from the centers we sold or closed during fiscal 2008 and 2007 (approximately $1.5 million).  Revenues from our existing fixed-site centers decreased because of a decline in our average reimbursement from payors (approximately 2.2%).

Revenues from our mobile operations decreased approximately 11.0% from approximately $80.6 million for the nine months ended March 31, 2007, to approximately $71.7 million for the nine months ended March 31, 2008. This decrease was due primarily to a reduction in the number of mobile facilities in operation and reductions in reimbursement from our mobile customers for all modalities.  The reductions in reimbursement are the result of competition from other mobile providers and the increased age of our mobile facilities.

Costs of Operations:  Costs of operations decreased approximately 1.4% from approximately $197.7 million for the nine months ended March 31, 2007, to approximately $195.0 million for the nine months ended March 31, 2008. This decrease was due primarily to lower costs at our billing and other operations (approximately $3.4 million) and lower costs at our mobile operations (approximately $0.2 million), partially offset by higher costs at our fixed operations (approximately $0.9 million).  The decrease at our billing and other operations is due to lower salaries and benefits and reduced depreciation expense, partially offset by higher consulting fees.

Costs of operations at our fixed operations increased approximately 0.8% from approximately $114.4 million for the nine months ended March 31, 2007, to approximately $115.3 million for the nine months ended March 31, 2008.  The increase was due primarily to an increase in costs at our existing fixed-site centers (approximately $2.4 million) and a charge related to an unconsolidated fixed-site center (approximately $0.4 million) partially offset by the elimination of costs from the centers we sold or closed in fiscal 2008 and 2007 (approximately $1.6 million) and the elimination of charges related to the closure of two fixed-site centers during the first quarter of fiscal 2007 (approximately $0.3 million).  The increase in costs of operations at our existing fixed-site centers was primarily caused by higher depreciation and amortization expense primarily as a result of the fair value adjustment required by fresh-start reporting (approximately $2.4 million) and higher minority interest expense from our consolidated partnerships (approximately $0.8 million), partially offset by lower medical supply costs (approximately $1.3 million) and lower radiologist reading fee expenses as a result of lower procedure volume at certain centers (approximately $0.6 million).

Costs of operations at our mobile operations decreased approximately 0.3% from approximately $69.4 million for the nine months ended March 31, 2007, to approximately $69.2 million for the three months ended March 31, 2008.  The decrease was due primarily to (1) lower salaries and benefits (approximately $2.5 million); (2) lower depreciation expense (approximately $1.4 million); and (3) lower equipment maintenance costs (approximately $0.7 million), partially offset by higher equipment lease costs as a result of entering into more operating leases (approximately $3.1 million) and higher bad debt expense (approximately $0.8 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 17.4% from approximately $16.7 million for the nine months ended March 31, 2007, to approximately $19.6 million for the three months ended March 31, 2008.  The increase was due primarily to (1) higher legal fees relating to litigation (approximately $2.2 million); (2) higher board of director fees (approximately $0.3 million); and (3) higher occupancy costs (approximately $0.2 million), partially offset by reduced salaries and benefits (approximately $0.1 million).

Interest Expense, net:  Interest expense, net decreased approximately 33.0% from approximately $40.9 million for the nine months ended March 31, 2007, to approximately $27.4 million for the nine months ended March 31, 2008.  The decrease was due primarily to the cancellation and exchange of $194.5 million of senior subordinated notes for Holdings’ common stock pursuant to the exchange offer and the confirmed plan of reorganization (approximately $14.4 million) and lower amortization of deferred financing costs (approximately $2.2 million), partially offset by increased amortization of the bond discount (approximately $3.1 million).

Impairment of Goodwill:  As of December 31, 2006, as part of the annual evaluation of the carrying value of goodwill and other intangible assets, the Company recorded an impairment charge against the goodwill at its fixed reporting segment of approximately $29.6 million.

Loss Before Reorganization Items and Income Taxes:  Loss before reorganization items and income taxes decreased approximately 39.4% from approximately $66.7 million for the nine months ended March 31, 2007, to approximately $40.4 million for the nine months ended March 31, 2008.  The decrease was due primarily to lower interest expense and lack of impairment of goodwill, offset by (1) lower gross profit; (2) lower equity in earnings of unconsolidated partnerships; and (3) higher corporate operating expenses.

Reorganization Items:  During the one month ended July 31, 2007, Predecessor recorded approximately $199.0 million for items in accordance with SOP 90-7 related to Holdings’ and InSight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.

Provision for Income Taxes:  Provision for income taxes increased from a provision of approximately $0.5 million for the nine months ended March 31, 2007, to a provision of approximately $3.7 million for the nine months ended March 31, 2008.  The provision for income taxes for the nine months ended March 31, 2008 is primarily related to an increase in deferred taxes due to differences in tax amortization of goodwill (approximately $3.1 million) and estimated state income taxes (approximately $0.6 million).

Three Months Ended March 31, 2008 and 2007

Revenues:  Revenues decreased approximately 6.7% from approximately $70.1 million for the three months ended March 31, 2007, to approximately $65.4 million for the three months ended March 31, 2008.  This decrease was due to lower revenues from our mobile operations (approximately $2.7 million) and from our fixed operations (approximately $2.0 million).  Revenues from our fixed and mobile operations represented approximately 64% and 36%, respectively, of our total revenues for the three months ended March 31, 2008.  Revenues have been and are expected to continue to be adversely affected by the negative trends discussed above.

Revenues from our fixed operations decreased approximately 4.6% from approximately $43.9 million for the three months ended March 31, 2007, to approximately $41.9 million for the three months ended March 31, 2008.  This decrease was due primarily to lower revenues from our existing fixed-site centers (approximately $1.5 million) and the loss of revenues from the centers we sold or closed during fiscal 2008 and 2007 (approximately $0.5 million).  Revenues from our existing fixed-site centers decreased because of a decline in our average reimbursement from payors (approximately 1.6%).

Revenues from our mobile operations decreased approximately 10.0% from approximately $26.1 million for the three months ended March 31, 2007, to approximately $23.5 million for the three months ended March 31, 2008. This decrease was due primarily to a reduction in the number of mobile facilities in operation and reductions in reimbursement from our mobile customers for MRI, PET and CT.  The reductions in reimbursements are the result of competition from other mobile providers and the increased age of our mobile facilities.

Costs of Operations:  Costs of operations increased approximately 5.5% from approximately $63.2 million for the three months ended March 31, 2007, to approximately $66.7 million for the three months ended March 31, 2008. This increase was due primarily to higher costs at our fixed operations (approximately $2.8 million) and mobile operations (approximately $1.7 million), partially offset by lower costs at our billing and other operations (approximately $1.0 million).  The decrease at our billing and other operations is due to lower salaries and benefits and reduced depreciation and amortization expense.

Costs of operations at our fixed operations increased approximately 7.6% from approximately $37.0 million for the three months ended March 31, 2007, to approximately $39.8 million for the three months ended March 31, 2008.  The increase was due primarily (1) an increase in costs at our existing fixed-site centers (approximately $2.2 million); (2) a charge related to an unconsolidated fixed-site center (approximately $0.4 million); and (3) an increase in charges related to center closures (approximately $0.2 million).  The increase in costs of operations at our existing fixed-site centers was primarily caused by (1) higher depreciation and amortization expense as a result of the fair value adjustment required by fresh-start reporting (approximately $1.2 million); (2) higher salaries and benefits (approximately $0.4 million); and (3) higher minority interest expense from our consolidated partnerships (approximately $0.3 million), partially offset by lower medical supply costs (approximately $0.4 million) and lower radiologist reading fee expenses as a result of lower procedure volume at certain centers (approximately $0.3 million).

Costs of operations at our mobile operations increased approximately 8.2% from approximately $21.9 million for the three months ended March 31, 2007, to approximately $23.7 million for the three months ended March 31, 2008.  The increase was due primarily to (1) higher equipment lease costs as a result of entering into more operating leases (approximately $0.8 million); (2) higher bad debt expense (approximately $0.7 million); and (3) higher depreciation and amortization expense primarily as a result of the fair value adjustment required by fresh-start reporting (approximately $0.7 million), partially offset by lower salaries and benefits (approximately $0.8 million) and  lower equipment maintenance costs (approximately $0.3 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 54.5% from approximately $5.5 million for the three months ended March 31, 2007, to approximately $8.5 million for the three months ended March 31, 2008.  The increase was due primarily to (1) higher legal fees relating to litigation (approximately $2.2 million); (2) higher consulting costs (approximately $0.3 million); (3) higher salaries and benefits (approximately $0.2 million); and (4) higher board of directors fees (approximately $0.2 million).

Interest Expense, net:  Interest expense, net decreased approximately 36.0% from approximately $13.6 million for the three months ended March 31, 2007, to approximately $8.7 million for the three months ended March 31, 2008.  The decrease was due primarily to (1) the cancellation and exchange of $194.5 million of senior subordinated notes for Holdings’ common stock pursuant to the exchange offer and the confirmed plan of reorganization (approximately $4.8 million); (2) lower amortization of deferred financing costs (approximately $0.8 million); and (3) lower interest on our floating rate notes (approximately $0.7 million) partially offset by increased amortization of the bond discount (approximately $1.2 million).

Loss Before Income Taxes:  Loss before reorganization items and income taxes increased approximately 59.3% from approximately $11.3 million for the three months ended March 31, 2007, to approximately $18.0 million for the three months ended March 31, 2008.  The increase was due primarily to (1) lower gross profit; (2) lower equity in earnings of unconsolidated partnerships; and (3) higher corporate operating expenses, partially offset by lower interest expense.

Provision for Income Taxes:  Provision for income taxes increased from a provision of approximately $0.2 million for the three months ended March 31, 2007, to a provision of approximately $1.4 million for the three months ended March 31, 2008.  The provision for income taxes for the three months ended March 31, 2008 is primarily related to an increase in deferred taxes due to differences in tax amortization of goodwill (approximately $1.2 million) and estimated state income taxes (approximately $0.2 million).

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases.  We expect to fund future working capital and capital project requirements from net cash provided by operating and investing activities, capital and operating leases and our credit facility.  Due to the severity and duration of the negative trend in our Adjusted EBITDA and further reimbursement reductions, we anticipate that operating cash flow will continue to decline as well, which will result in:

•                  a reduction in the amounts available under our credit facility, and therefore a decline in our borrowing base;

•                  difficulty funding our capital projects; and

•                  more stringent financing and leasing terms from equipment manufacturers and other financing resources.

Liquidity: During recent years, we have experienced many adverse market conditions and our financial performance has deteriorated.  We reported a net loss before reorganization items of approximately $44.1 million for the nine months ended March 31, 2008 and a net loss of approximately $99.0 million, $210.2 million and $27.2 million for the years ended June 30, 2007, 2006 and 2005, respectively.  We have experienced, and expect to continue to experience, decreases in revenues; however, the reorganization materially improved our long-term liquidity by cancelling $194.5 million of long-term debt and associated interest expense.

Notwithstanding the consummation of our exchange offer and plan of reorganization, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of March 31, 2008, we had total indebtedness of approximately $323.0 million in aggregate principal amount.  We have experienced significant declines in our operating results and cash flows as compared to prior year periods for the past three fiscal years.  We believe, based on currently available information, that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Moreover, if our net cash provided by operating activities declines further than we have anticipated, we are prepared to take steps to conserve our cash, including delaying or restructuring our capital projects (entering into capital and operating leases rather than using cash).  We believe these steps would still enable us to meet our liquidity needs even if net cash provided by operating activities falls below what we have anticipated.  If our net cash provided by operating activities were to severely decline, we may be unable to service our indebtedness.  However, we believe that we will be able to meet our liquidity needs to allow us to continue normal operations.

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

Cash and cash equivalents as of March 31, 2008 were approximately $18.5 million.  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the procedure volume of patients at our fixed-site centers;

•                  the reimbursement we receive for our services;

•                  the demand for our mobile services;

•                  our ability to control expenses; and

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients.

A summary of cash flows is as follows (amounts in thousands):

	Nine Months Ended March 31,

	2008	2007
	(Combined)	(Predecessor)
	(unaudited)

Net cash (used in) provided by operating activities	$(2,025)	$11,232
Net cash used in investing activities	(4,744)	(11,600)
Net cash provided by (used in) financing activities	4,390	(6,688)

Decrease in cash and cash equivalents	$(2,379)	$(7,056)

Net cash used in operating activities was approximately $2.0 million for the nine months ended March 31, 2008 and resulted primarily from a decrease in accounts payable and accrued expenses (approximately $4.9 million) and an increase in other current assets (approximately $1.6 million), partially offset by a decrease in accounts receivables, net (approximately $5.3 million).

Net cash used in investing activities was approximately $4.7 million for the nine months ended March 31, 2008.  Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers (approximately $4.8 million).

Net cash provided by financing activities was approximately $4.4 million for the nine months ended March 31, 2008. Cash provided by financing activities resulted primarily from the issuance of additional floating rate notes (approximately $12.8 million), partially offset by principal payments on notes payable and capital lease payments (approximately $8.4 million).

We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of goodwill and reorganization items, net.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.   While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities for the nine and three months ended March 31, 2008 and 2007 to Adjusted EBITDA is as follows (amounts in thousands):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
	(Combined)	(Predecessor)	(Successor)	(Predecessor)
	(unaudited)		(unaudited)

Net cash (used in) provided by operating activities	$(2,025)	$11,232	$(4,388)	$1,711
Cash used for reorganization items	8,027	-	304	-
Provision for income taxes	3,680	450	1,357	150
Interest expense, net	27,375	40,891	8,686	13,568
Amortization of bond discount	(3,245)	-	(1,244)	(790)
Amortization of deferred financing costs	(145)	(2,369)	-	878
Equity in earnings of unconsolidated partnerships	1,337	2,510	485	(591)
Distributions from unconsolidated partnerships	(2,043)	(2,131)	(781)	670
Net change in operating assets and liabilities	1,255	(3,306)	2,525	-
Net change in deferred income taxes	(3,122)	-	(1,171)	-

Adjusted EBITDA	$31,094	$47,277	$5,773	$15,596

Adjusted EBITDA decreased approximately 34.2% from approximately $47.3 million for the nine months ended March 31, 2007, to approximately $31.1 million for the nine months ended March 31, 2008.  This decrease was due primarily to reductions in Adjusted EBITDA from our mobile operations (approximately $9.6 million) and our fixed operations (approximately $6.2 million) and an increase in our corporate operating expenses (approximately $2.8 million), partially offset by decreases in costs at our billing and other operations (approximately $2.4 million).

Adjusted EBITDA from our fixed operations decreased approximately 14.8% from approximately $41.9 million for the nine months ended March 31, 2007, to approximately $35.7 million for the nine months ended March 31, 2008.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $6.3 million).  The reduction is primarily due to the reduction in revenues, including the reimbursement reductions from the DRA, and a decrease in equity in earnings from unconsolidated partnerships.

Adjusted EBITDA from our mobile operations decreased approximately 31.0% from approximately $31.0 million for the nine months ended March 31, 2007, to approximately $21.4 million for the nine months ended March 31, 2008.  This decrease was due primarily to the reduction in revenues and increase in costs discussed above.

Adjusted EBITDA decreased approximately 62.8% from approximately $15.6 million for the three months ended March 31, 2007, to approximately $5.8 million for the three months ended March 31, 2008.  This decrease was due primarily to reductions in Adjusted EBITDA from our mobile operations (approximately $3.8 million) and our fixed operations (approximately $3.7 million) and an increase in corporate operating expenses (approximately $2.9 million), partially offset by decreases in costs at our billing and other operations (approximately $0.6 million).

Adjusted EBITDA from our fixed operations decreased approximately 26.8% from approximately $13.8 million for the three months ended March 31, 2007, to approximately $10.1 million for the three months ended March 31, 2008.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $2.9 million) and a charge related to an unconsolidated fixed-site center (approximately $0.4 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is primarily due to the (1) reduction in revenues; (2) a decrease in equity in earnings from unconsolidated partnerships; and (3) the increase in costs discussed above.

Adjusted EBITDA from our mobile operations decreased approximately 38.0% from approximately $10.0 million for the three months ended March 31, 2007, to approximately $6.2 million for the three months ended March 31, 2008.  This decrease was due primarily to the reduction in revenues and increase in costs discussed above.

Capital Projects:  As of March 31, 2008, we have committed to capital projects of approximately $3.2 million through June 30, 2008, which includes the purchase of one MRI system (approximately $1.8 million).   We expect to use either internally generated funds or capital or operating leases to finance the acquisition of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.  If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility:  Through InSight, we have outstanding $315 million of aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay a price above the principal amount of the notes.  If the redemption or prepayment occurs prior to January 1, 2009, the redemption or prepayment price for floating rate notes would be 103% of the principal amount plus accrued and unpaid interest.  If the prepayment occurs on or after January 1, 2009, the redemption or prepayment price would be 102% of the principal amount plus accrued and unpaid interest.  Notwithstanding the foregoing, the indenture provides that if there is a change of control we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  The $315 million of aggregate principal amount of floating rate notes includes $15 million of aggregate principal amount of floating rate notes issued in July 2007, which were issued at 85% of their principal amount.  The fair value of the floating rate notes as of March 31, 2008 was approximately $197 million.

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

In connection with the consummation of the confirmed plan of reorganization, InSight’s wholly owned subsidiaries entered into a Second Amended and Restated Loan and Security Agreement, dated August 1, 2007, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent.  Pursuant to this agreement, Bank of America, N.A. and the other lenders provided InSight’s wholly owned subsidiaries with an asset-based revolving credit facility of up to $30 million, maturing on June 30, 2011, to be used for working capital and general corporate purposes.  This agreement amended and restated our prior $30 million asset-based revolving credit facility with the lenders and Bank of America, N.A., as collateral and administrative agent.  As of March 31, 2008, we had approximately $24.8 million of availability under the credit facility, based on our borrowing base.  At March 31, 2008, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $2.3 million outstanding under the credit facility of which approximately $0.3 million are cash collateralized.

Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR, plus an applicable margin, or, at our option, the base rate (which is the Bank of America, N.A. prime rate).  The applicable margin is currently 2.50% per annum; however, it will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum.   In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A.  There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if availability under the credit facility plus eligible cash falls below $7.5 million.

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

We had an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  In February 2008, we entered into an interest rate hedging contract with Bank of America, N.A.  The contract effectively provides us with an interest rate collar. The notional amount to which the contract applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the contract are secured on a pari passu basis by the same collateral that secures our credit facility, and the contract is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our lenders under the credit facility. As of March 31, 2008, the contract had a fair value of approximately $1.3 million.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51”, or SFAS 160, which amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of the adoption of SFAS 160 on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  As SFAS 161 only requires enhanced disclosures, it will have no impact on our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Form 10-Q are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies.  A summary of our significant accounting policies can be found in the notes to our consolidated financial statements which are included in our annual report on Form 10-K for the period ended June 30, 2007 filed with the Securities and Exchange Commission, or SEC.

Reorganization value and equity value: To facilitate the calculation of reorganization value and equity value, management, with the assistance of outside financial advisors, developed an estimate of the enterprise value of the successor entity, including $322.5 million in aggregate principal amount of total debt and capital leases as of the date of consummation of the confirmed plan of reorganization.

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the confirmed plan of reorganization:

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

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million fell within the range established above, and management believed the estimate was appropriate since the value was primarily derived from the trading value of the common stock and senior subordinated notes described above.  Management believed that the enterprise value of $360 million best reflected the value of the successor entity because trading activity reflected market based judgments as to the current business and industry challenges the successor entity faces, including the negative trends and numerous risks described elsewhere in this Form 10-Q.  Furthermore, in estimating the enterprise value of $360 million management determined that a valuation at the low end of the value range based on the trading price of the common stock was appropriate because (i) a substantial majority of transactions in the common stock from August 3, 2007 through September 30, 2007, were for prices between $4.00 and $5.15 per share, and (ii) there was limited volume in the trading activity in the common stock.  If the long-term debt and capital leases of $322.5 million in aggregate principal amount as of August 1, 2007, the effective date of the confirmed plan of reorganization and exchange offer, without giving effect to the net fair value discount associated with InSight’s $315 million in aggregate principal amount of senior secured floating rate notes due 2011, are subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value is $37.5 million.

The foregoing estimates of enterprise value and corresponding equity value, are dependent upon our achievement of future financial results that were reflected in the prices of our publicly traded securities, which were used in our methodologies, and our own projections, as well as the realization of certain other assumptions.  There can be no assurance that the projections will be achieved or that the assumptions will be realized.  Neither the projections nor the assumptions are incorporated into this Form 10-Q.

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

Our market risk exposure relates primarily to interest rates relating to our floating rate notes and our credit facility.  As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt.  We believe there was not a material quantitative change in our market risk exposure during the quarter ended March 31, 2008, as compared to prior periods.   At March 31, 2008, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate collar contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 39% of our total indebtedness as of March 31, 2008.   We do not engage in activities using complex or highly leveraged instruments.

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

We had an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  In February 2008, we entered into an interest rate hedging agreement with Bank of America, N.A.  The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement are secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our revolving lenders. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract.  We designated this contract as a highly effective cash flow hedge of our floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss).  As of March 31, 2008, the contract had a fair value of approximately $1.3 million.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of March 31, 2008, a 1% increase or decrease in interest rates on our $315 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.3 million and $2.5 million, respectively.  The weighted average interest rate on our floating indebtedness as of March 31, 2008 was 8.49%.

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

ITEM 4.      CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective.  We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

In February 2004, Southwest Outpatient Radiology, P.C, or SWOR, filed a Summons and Complaint against IHC, one of InSight’s subsidiaries, in the Superior Court, Maricopa County, Arizona, for Declaratory Relief seeking a declaration as to the meaning and effect of a certain provision of the professional services agreement, or PSA, pursuant to which SWOR provided professional services at IHC’s facilities in Phoenix, Arizona.  IHC answered the Summons and Complaint and was cooperating with SWOR in expediting discovery and an early trial when SWOR decided to abandon the Declaratory Relief action and in April 2004, SWOR filed a First Amended Complaint set forth various claims for declaratory relief and unspecified compensatory and punitive damages, prejudgment interest, and attorneys fees.  We answered the First Amended Complaint and discovery had commenced and was on-going until February 29, 2008 when the parties entered into a settlement agreement and mutual general release.  Thereafter, a Stipulation and Order of Dismissal with Prejudice was filed in the Superior Court, Maricopa County.

In August 2003, IHC entered into a series of agreements and acquired a joint venture interest, through a limited liability company it formed called Kessler Imaging Associates, LLC, or KIA, in a CT fixed-site center in Hammonton, New Jersey.  KIA is owned 55% by IHC and 45% by Bernard Neff, M.D., or Dr. Neff.  KIA managed Kessler CAT Scan Associates, LLC, which provided CT, and mobile MRI and PET (using IHC mobile facilities) services to inpatients of William B. Kessler Memorial Hospital, or Hospital, and community outpatients.

Management at the Hospital changed in 2005, and in late 2005 the Hospital notified the parties that it was “voiding” all the agreements because the prior management had no authority to execute the agreements and stopped paying for the inpatient services.

In March 2006, IHC filed suit in the U.S. District Court for the District of New Jersey against the Hospital.  By the Complaint, IHC asserted claims for fraud and sought in excess of $4 million in compensatory damages plus additional amounts for punitive damages.  The Hospital denied the substantive allegations against it.

The Hospital in turn filed a Counterclaim against IHC, followed by an Amended Counterclaim, by which the Hospital asserted that IHC engaged in fraud as to the Hospital, allegedly concealing aspects of the overall transaction to the Hospital’s disadvantage, that IHC aided and abetted Dr. Neff and his associates so they could acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration, and that IHC conspired with Dr. Neff and his associates to acquire certain allegedly valuable assets of the Hospital without fair, reasonable, and adequate consideration.  By the Amended Counterclaim, the Hospital sought compensatory damages of not less than $5 million and punitive damages of not less than $10 million.  We also answered the Amended Counterclaim, denying all of the substantive allegations.

In September 2006, the Hospital filed a voluntary bankruptcy petition under chapter 11 of Title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, District of New Jersey (Camden).  As a result, this case was stayed pursuant to 11 U.S.C. § 362.  The Hospital confirmed its plan of reorganization on November 29, 2007 and effectuated a sale of the Hospital to the Kessler Foundation.  The plan of reorganization contemplated that unsecured creditors would receive a pro rata share of $1.5 million plus a pro rata share of any recovery from avoidance litigation instituted by the distribution trust.  The Hospital objected to claims made by IHC and KIA.  In February 2008, the parties mutually agreed to withdraw their respective claims and objections.

ITEM 1A.     RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of debt, which requires significant interest payments.  As of March 31, 2008, we had total indebtedness of approximately $323.0 million in aggregate principal amount.  In addition, subject to the limits contained in the indenture governing our floating rate notes and our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.   Specifically, our high level of debt could have important consequences, including the following:

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

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of March 31, 2008 of approximately $107.4 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value of our assets may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets, which primarily consist of goodwill (the reorganization value in excess of the fair value of tangible and identified intangible assets and liabilities), had a net book value as of March 31, 2008 of approximately $143.9 million.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At March 31, 2008, approximately 98% of our indebtedness was variable rate indebtedness.  In February 2008, we purchased an interest rate collar contract.  The contract is for a term of two years, with a notional amount of $190 million with a LIBOR cap of 3.25% and a LIBOR floor of 2.59%.  As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 39% as of March 31, 2008.  Increases in interest rates would also impact the refinancing of our fixed rate indebtedness.  If interest rates are higher when our fixed rate indebtedness becomes due, we may be forced to borrow at the higher rates.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the nine months ended March 31, 2008, we derived approximately 56% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues.  Moreover, our healthcare provider customers, which provided approximately 44% of our revenues during the nine months ended March 31, 2008, generally rely on reimbursement from third-party payors. To the extent our provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on our financial condition and results of operations since our provider customers will seek to offset decreased reimbursement rates.

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

Services provided in non-hospital based freestanding facilities, including independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule.  In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Medicare Part B fee schedule.  CMS proposed phasing this rate reduction over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, under final regulations released in November 2006, CMS did not implement the second phase of the rate reduction in 2007.  CMS has not yet stated whether it will implement the second phase.

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

Some managed care organizations have reduced or otherwise limited, and we believe that other managed care organizations may reduce or otherwise limit, reimbursement in response to government reimbursement reductions.  These reductions have had, and any future reductions could have, an adverse impact on our financial condition and results of operations.  These reductions have been, and any future reductions may be, similar to the reimbursement reductions set forth in the DRA.

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

As a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in Adjusted EBITDA as compared to prior year periods (see our reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources”).  We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of goodwill and reorganization items, net.  Our Adjusted EBITDA declined approximately 34.2% and 62.8% for the nine and three months ended March 31, 2008 as compared to the nine and three months ended March 31, 2007.  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past fifteen fiscal quarters.   This negative trend in Adjusted EBITDA is expected to continue and may be exacerbated by the adverse effects of the reimbursement reductions discussed in the immediately preceding risk factor.  If this negative trend does continue it would adversely affect our financial condition and results of operations.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depends on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms.  For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms.  A significant number of our mobile contracts will expire each year.  Our mobile facility contract renewal rate was 81% for the nine months ended March 31, 2008.  We may not, however, achieve this renewal rate in the future.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized shared mobile services from our company and our competitors to purchase and operate their own equipment.  Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our revenues, non-renewal of several contracts on favorable terms, or at all, or the non-renewal of a long-term contract with a certain governmental entity, could have a significant negative impact on our financial condition and results of operations.

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

We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) process improvement changes in our billing and collection efforts.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions.  The adequacy and ultimate success of our initiatives to enhance revenues and reduce costs cannot be assured.

Consolidation in the imaging industry could adversely affect our financial condition and results of operations.

We compete with several national and regional providers of diagnostic imaging services, as well as local providers.  As a result of the reimbursement reductions by Medicare and other third-party payors, some of these competitors may consolidate their operations in order to obtain certain cost structure advantages and improve equipment utilization.  In calendar 2006, two fixed-site competitors consolidated and formed a combined business that is the largest national provider of fixed-site imaging services.  In calender 2007, a fixed-site competitor was acquired by a large not-for-profit integrated group of hospitals and physician clinics.  These companies could achieve certain advantages over us including increased financial and business resources, economies of scale, breadth of service offerings, and favored relationships with equipment vendors, hospital systems, leading radiologists and third-party payors.   We may be forced to reduce our prices or provide state-of-the-art equipment in order to retain and attract customers.  These pressures could adversely affect our financial condition and results of operations.

Loss of, and failure to attract, qualified employees, could hinder our business strategy and negatively impact our financial condition and results of operations.

Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization, including senior executives.  Competition in our industry for qualified employees is intense.   There is a very high demand for qualified technologists, particularly MRI, PET and PET/CT technologists.  We may not be able to hire and retain a sufficient number of technologists, and we expect that our costs for the salaries and benefits of technologists will continue to increase for the foreseeable future because of the industry’s competitive demand for their services.  Loss of, and failure to attract, qualified employees, could hinder our business strategy and negatively impact our financial condition and results of operations.

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

Technological change in our industry could reduce the demand for our services and our ability to maintain a competitive position.

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

If we do not successfully identify, complete and integrate our acquisitions, we may not realize anticipated operating advantages, economies of scale and cost savings.   Also, we may not be able to maintain the levels of operating efficiency that the acquired companies would have achieved or might have achieved separately.  Successful integration of acquisitions will depend upon our ability to manage their operations and to eliminate excess costs.

Our PET and PET/CT service and some of our other imaging services require the use of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.

Our PET and PET/CT services and some of our other imaging services require the use of radioactive materials to produce the images.   While this radioactive material has a short half-life, meaning it quickly breaks down into non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury.  We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products.  Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials.  In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance.  In addition, we may not be able to maintain insurance on acceptable terms, or at all.   We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations which would adversely affect our financial condition and results of operations.

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

ITEM 6.	EXHIBITS

31.1	Certification of Louis E. Hallman, III, Holdings’ President and Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1

Certification of Louis E. Hallman, III, Holdings’ President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2008

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

By:	/s/ Louis E. Hallman, III
Louis E. Hallman, III
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mitch C. Hill
Mitch C. Hill
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Louis E. Hallman, III, Holdings’ President and Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1

Certification of Louis E. Hallman, III, Holdings’ President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.