Form 10-K
period 2008-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2008-09-25
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of September 15, 2008 (based on the price at which the common stock was last sold on the Over-The-Counter Bulletin Board on the last business day of the Registrant’s most recent completed second fiscal quarter) was $17,750,409.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒   No  ☐

The number of shares outstanding of the Registrant’s common stock as of September 15, 2008 was 8,644,444.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.          BUSINESS

OVERVIEW

All references to “we,” “us,” “our,” “our company” or the “Company” in this annual report on Form 10-K, or Form 10-K, mean InSight Health Services Holdings Corp., a Delaware corporation incorporated in 2001, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp.  All references to “Holdings” in this Form 10-K mean InSight Health Services Holdings Corp. by itself.  All references to “InSight” in this Form 10-K mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself.

We are a provider of diagnostic imaging services through a network of fixed-site centers and mobile facilities.  Our services are noninvasive procedures that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.  While we generated approximately 68% of our total revenues from MRI services during the year ended June 30, 2008, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of June 30, 2008, our network consists of 82 fixed-site centers and 110 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers.  Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We do not engage in the practice of medicine; instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance.  We have two reportable segments: mobile operations and fixed operations.  Our 82 fixed-site centers include 12 parked mobile facilities, each of which serves a single customer.  These parked mobile facilities are included in our mobile operations.  Of our 110 mobile facilities, four mobile facilities are included as part of our fixed operations in Maine.

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

100 F Street, N.E.

Washington, D.C. 20549

Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  Our SEC filings are also available to the public on the SEC’s internet website at http://www.sec.gov.

Reorganization

On May 29, 2007, Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700).  The filing was in connection with a prepackaged plan of reorganization and related exchange offer.  The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business.  On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code.  The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007, or the effective date. Pursuant to the confirmed plan of reorganization and the related exchange offer, (1) all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s 9.875% senior subordinated notes due 2011, or senior subordinated notes, were cancelled, and (2) holders of InSight’s senior subordinated notes and holders of Holdings’ common stock prior to the effective date received 7,780,000 and 864,444 shares of newly issued Holdings’ common stock, respectively, in each case after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock.

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of June 30, 2008, we had total indebtedness of approximately $322.4 million in aggregate principal amount, including InSight’s $315 million of senior secured floating rate notes due 2011, or floating rate notes.  We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.

Segments

Fixed Operations. Our fixed-site centers provide a full range of diagnostic imaging services to patients, physicians, insurance payors and managed care organizations.  Of our 82 fixed-site centers, 46 offer MRI services exclusively and one offers PET exclusively.  Our remaining 35 fixed-site centers are multi-modality sites typically offering MRI and one or more of PET, CT, PET/CT, x-ray, mammography, ultrasound, nuclear medicine, bone densitometry and nuclear cardiology. Diagnostic services are provided to a patient upon referral by a physician.  Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations. Our fixed-site centers provide the equipment and technologists for the procedures, contract with radiologists to interpret the procedures, and bill payors directly.  We have contracts with managed care organizations for our fixed-site centers, which often last for a period of multiple years because (1) they do not have specific terms or specific termination dates or (2) they contain annual “evergreen” provisions that provide for the contract to automatically renew unless either party terminates the contract.  In addition to our independent facilities, we enter into joint ventures with hospitals and radiology groups.  Our joint ventures allow us to charge a management and billing fee for supporting their day-to-day operations.

Mobile Operations.  Hospitals, physician groups and other healthcare providers can access our diagnostic imaging technology through our network of 110 mobile facilities. We currently have contracts with more than 250 hospitals, physician groups and other healthcare providers. We enable hospitals, physician groups and other healthcare providers to benefit from our imaging equipment without investing their own capital directly.  Interpretation services are generally provided by the hospital’s radiologists or physician groups and not by us.

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

Our mobile operations provide a significant advantage for establishing long-term arrangements with hospitals, physician groups and other healthcare providers and expanding our fixed-site business. We establish mobile routes in selected markets with the intent of growing with our customers. Our mobile facilities give us the flexibility to (1) supplement fixed-site centers operating at or near capacity until volume has grown sufficiently to warrant additional fixed-site equipment or centers, and (2) test new markets on a short-term basis prior to establishing new mobile routes or opening new fixed-site centers. Our goal is to enter into long-term joint venture relationships with our mobile customers once the local market matures and sufficient patient volume is achieved to support a fixed-site center.

Additional Information.  Financial information concerning our two segments is set forth in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 17 of our consolidated financial statements, all of which are incorporated herein by reference.

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

Magnetic Resonance Imaging or MRI

MRI is a technique that involves the use of high-strength magnetic fields to produce computer-processed, three-dimensional, cross-sectional images of the body. The resulting image reproduces soft tissue anatomy (as found in the brain, breast tissue, spinal cord and interior ligaments of body joints such as the knee) with superior clarity, and without exposing patients to ionizing radiation.  MRI systems are classified into two classes, conventional MRI systems and Open MRI systems.  The structure of conventional MRI systems allows for higher magnet field strengths, better image quality and faster scanning times than Open MRI systems.  However, Open MRI systems are able to service patients who have access difficulties with conventional MRI systems, including pediatric patients and patients suffering from post-traumatic stress, claustrophobia or significant obesity.  A typical conventional MRI examination takes from 20 to 45 minutes.  A typical Open MRI examination takes from 30 to 60 minutes.  MRI generally reduces the cost and amount of care needed and often eliminates the need for invasive diagnostic procedures.  MRI systems are typically priced in the range of $0.9 million to $2.5 million each.

Computed Tomography or CT

In CT imaging, a computer analyzes the information received from x-ray beams to produce multiple cross-sectional images of a particular organ or area of the body. CT imaging is used to detect tumors and other conditions affecting bones and internal organs. A typical CT examination takes from five to 20 minutes.  CT systems are typically priced in the range of $0.4 million to $1.5 million each.

Positron Emission Tomography or PET

PET is a nuclear medicine procedure that produces pictures of the body’s metabolic and biological functions. PET can provide earlier detection as well as monitoring of certain cancers, coronary diseases or neurological problems than other diagnostic imaging systems. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET/CT systems fuse together the results of a PET scan and CT scan, which makes it possible to collect both anatomical and biological information during a single procedure.  A typical PET or PET/CT examination takes from 20 to 60 minutes.  PET/CT systems are typically priced in the range of $1.6 million to $2.3 million each.

Other Imaging Technologies

•                  Ultrasound systems use, detect and process high frequency sound waves to generate images of soft tissues and internal body organs.

•                  X-ray is the most common energy source used in imaging the body and is now employed in conventional x-ray systems, CT and digital x-ray systems.

•                  Mammography is a low-level conventional examination of the breasts, primarily for detecting lesions in the breast that may be too small or deeply buried to be felt in a regular breast examination.

•                  Bone densitometry uses an advanced technology called dual-energy x-ray absorptiometry, or DEXA, which safely, accurately and painlessly measures bone density and the mineral content of bone for the diagnosis of osteoporosis.

STRATEGY

We are implementing a strategy based on core markets.  We believe that such a strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market may be based on many factors, including, without limitation, the number of fixed-site centers or mobile facilities in an area, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions.  We expect that this strategy will result in us exiting some markets while increasing our presence in others or establishing new markets, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers and mobile routes.  In implementing our core market strategy, we have taken the following actions:

•                  Between April and August 2008, we sold ten fixed-site centers in California, our majority ownership interest in a joint venture that operates a fixed-site center in Ohio and our majority ownership interest in a joint venture that operates a fixed-site center in New York.  In addition, in July 2008, we closed a fixed-site center in California.

•                  We are currently engaged, at various stages, in a number of transactions, for the sale of certain underperforming assets and/or assets in non-core markets.

•                  We expect to utilize proceeds from such transactions to acquire assets and/or upgrade imaging equipment in our core markets and/or purchase portions of the floating rate notes.

There can be no assurance that we can complete sales and/or purchases of assets on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the assets we sell.  See our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources”.

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

Second, we intend to implement our core market strategy by:

•                  developing new fixed-site centers, mobile routes, and joint ventures with hospitals or radiologists and making disciplined acquisitions where attractive returns on investment can be achieved and sustained; and

•                  selling or closing certain underperforming assets/or assets in non-core markets and redeploying such capital to achieve more attractive returns.

Generally, these activities are aimed at increasing revenues and gross profit, maximizing utilization of existing capacity and increasing economies of scale.  Incremental gross profit resulting from such activities will vary depending on geographic area, whether facilities are mobile or fixed, the range of services provided and the strength of our joint venture partners.  We believe that implementing our core market strategy is a key factor in improving our operating results.

During the fiscal year ended June 30, 2008, we closed three fixed-site centers and sold seven fixed-site centers in Southern California and our majority ownership interest in a joint venture that operates a fixed-site center in Ohio.

During the fiscal year ended June 30, 2007, we closed three fixed-site centers and sold one fixed-site center.  During the fiscal year ended June 30, 2006, we closed four fixed-site centers and dissolved a mobile lithotripsy partnership.

In March 2006, we purchased a majority ownership interest in a joint venture that operates a fixed-site center in California.

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

The federal Stark Law prohibition is expansive, and its statutory language and implementing regulations are ambiguous. Consequently, the statute has been difficult to interpret.  Since 1995, the Centers for Medicare and Medicaid Services, or CMS, has published numerous sets of regulations implementing the Stark Law with more to come.  With each set of regulations, CMS’s interpretation of the statute has evolved. This has resulted in considerable confusion concerning the scope of the referral prohibition and the requirements of the various exceptions. It is noteworthy, however, that CMS has taken the position that the Stark Law is self-effectuating and does not require implementing regulations. Thus, the government believes that physicians and others must comply with the Stark Law prohibitions regardless of the state of the regulatory guidance.

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

FDA: The Food and Drug Administration, or FDA, has issued the requisite premarket approval for all of our MRI, PET, PET/CT and CT systems. We do not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated; except under regulations issued by the FDA pursuant to the Mammography Quality Standards Act of 1992, all mammography facilities must have a certificate issued by the FDA. In order to obtain a certificate, a mammography facility is required to be accredited by an FDA approved accrediting body (a private, non-profit organization or state agency) or other entity designated by the FDA. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards including annual inspection.

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

Independent Diagnostic Treatment Facilities: CMS has established a category of Medicare provider referred to as Independent Diagnostic Treatment Facilities, or IDTFs. Imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups. Most of our fixed-site centers are IDTFs, which must comply with certain certification standards.  In addition, Congress recently passed the Medicare Improvements for Patients and Providers Act of 2008, which requires imaging centers to be accredited by 2012.  Although we expect our IDTFs to meet these certification and accreditation standards, increased oversight by CMS could adversely affect our financial condition and results of operations.

Certificates of Need: Some states require hospitals and certain other healthcare facilities and providers to obtain a certificate of need, or CON, or similar regulatory approval prior to establishing certain healthcare operations or services, incurring certain capital projects and/or the acquisition of major medical equipment including MRI, PET and PET/CT systems. We believe that we have complied or will comply with applicable CON requirements in those states where we operate. Nevertheless, this is an area of continuing legislative activity, and CON and licensing statutes may be modified in the future in a manner that could adversely effect our financial condition and results of operations.

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

COMPETITION

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with hospitals, physician groups and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Imaging, Inc., Radnet, Inc., Diagnostic Health Corporation, MedQuest, Inc., Shared Imaging and Otter Tail Corporation doing business as DMS Imaging.  Some of our direct competitors may have access to greater financial resources than we do.

Certain hospitals, particularly the larger or more financially stable hospitals, have and may be expected to directly acquire and operate imaging equipment on-site as part of their overall inpatient servicing capability.  Historically, smaller hospitals have been reluctant to purchase imaging equipment, but some have chosen to do so with attractive financing offered by equipment manufacturers.  Some physician practices have also established diagnostic imaging centers or purchased imaging equipment for their own offices, and we anticipate that others will as well.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment.  Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.

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

During the year ended June 30, 2008, approximately 55% of our revenues were generated from patient services and approximately 45% were generated from contract services.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

As of June 30, 2008, we owned or leased 242 diagnostic imaging systems, with the following classifications: 3.0 Tesla MRI, 1.5 Tesla MRI, 1.0 Tesla MRI, Open MRI, PET, PET/CT, CT and other technology.  Magnetic field strength is the measurement of the magnet used inside an MRI system.  If the magnetic field strength is increased the image quality of scans is improved and the time required to complete scans is decreased.  Magnetic field strength on our MRI systems currently ranges from 0.2 to 3.0 Tesla.  Of our 157 conventional MRI systems, 150 have a magnet field strength of 1.5 Tesla, which is the industry standard magnet strength for conventional fixed and mobile MRI systems.  Other than ultra-high field MRI systems and 256-slice CT systems, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.

We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to any overcapacity in the marketplace. We improve our equipment through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment in response to market demands.

Several large companies presently manufacture MRI (including Open MRI), PET, PET/CT, CT and other diagnostic imaging equipment, including General Electric Healthcare, Hitachi Medical Systems, Siemens Medical Systems, Toshiba American Medical Systems and Phillips Medical Systems. We have acquired MRI and CT systems that were manufactured by each of the foregoing companies.  We have acquired PET or PET/CT systems that were manufactured by General Electric Healthcare and Siemens Medical Systems.  We enter into individual purchase orders for each system that we acquire, and we do not have long-term purchase arrangements with any equipment manufacturer.  We maintain good working relationships with many of the major manufacturers to better ensure adequate supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific imaging facility to be established.

INFORMATION SYSTEMS

Our internal information technology systems allow us to manage our operations, accounting and finance, human resources, payroll, document imaging, and data warehousing. Our primary operating system is the InSight Radiology Information System, or IRIS, our proprietary information system. IRIS provides front-office support for scheduling and administration of imaging procedures and back office support for billing and collections. Additional functionality includes workflow, transcription, and image management.  We use picture archiving and communication systems, or PACS, at certain of our fixed-site centers for the digital management of diagnostic images.

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

EMPLOYEES

As of September 15, 2008, we had approximately 1,350 full-time, 85 part-time and 400 per diem employees.  None of our employees is covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

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

We have a substantial amount of debt, which requires significant interest and principal payments.  As of June 30, 2008, we had total indebtedness of approximately $322.4 million in aggregate principal amount.  In addition, subject to the restrictions contained in the indenture governing the floating rate notes and our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.   Specifically, our high level of debt could have important consequences, including the following:

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

If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our debt on or before maturity, including, but not limited to, the floating rate notes, or sell certain of our assets.  The floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.

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

•                  make certain investments;

•                  merge or consolidate or transfer or sell assets; and

•                  engage in transactions with affiliates.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments.  Upon the occurrence of an event of default under our debt instruments, the lenders may be able to elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness.  If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we can give no assurance  that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.  Substantially all of our assets, other than those assets consisting of accounts receivables and related assets or cash accounts related to receivables, which secure our credit facility, and a portion of InSight’s stock and the stock of its subsidiaries, are subject to the liens in favor of the holders of the floating rate notes. This may further limit our flexibility in obtaining secured or unsecured financing in the future.

We may not have sufficient funds to purchase all outstanding floating rate notes and our other debt upon a change of control.

Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  Under the terms of indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock.  We believe that as of September 15, 2008, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock.  We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required repurchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of June 30, 2008 of approximately $95.2 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value of our assets may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of June 30, 2008 of approximately $24.4 million.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

We may be unable to obtain necessary capital to finance certain projects or refinance our existing indebtedness because of conditions in the financial markets and economic conditions generally.

Our ability to obtain necessary capital is affected by conditions in the financial markets and economic conditions generally. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the financial markets and economic conditions generally.  If we are unable to obtain sufficient capital at commercially reasonable rates, we may be unable to fund certain capital projects or refinance our existing indebtedness, including the floating rate notes.

Increases in interest rates could adversely affect our financial condition and results of operations.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At June 30, 2008, approximately 98% of our indebtedness was variable rate indebtedness.  In February 2008, we purchased an interest rate collar contract.  The contract is for a term of two years, with a notional amount of $190 million with a LIBOR cap of 3.25% and a LIBOR floor of 2.59%.  As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 39% as of June 30, 2008.  Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes.  If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursement for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the year ended June 30, 2008, we derived approximately 55% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide.  Moreover, our healthcare provider customers, which provided approximately 45% of our revenues during the year ended June 30, 2008, generally rely on reimbursement from third-party payors. To the extent our healthcare provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us as they would seek to offset such decreased reimbursement rates.  We expect that any further changes to the rates or methods of reimbursement for our services, whether directly through billings to third-party payors or indirectly through our healthcare provider customers, will result in a further decline in our revenues and adversely affect our financial condition and results of operations.  See our discussion regarding reimbursement changes in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reimbursement”.

Negative trends could continue to adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources”).  Our Adjusted EBITDA declined approximately 33.1% for the year ended June 30, 2008 as compared to the year ended June 30, 2007.  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past four fiscal years.  This negative trend in Adjusted EBITDA may continue and may be exacerbated by  reimbursement reductions.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms.  For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms.  A significant number of our mobile contracts will expire each year.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, which have lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment.  Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our revenues, non-renewal of several contracts on favorable terms, or at all, could have a significant negative impact on our financial condition and results of operations.

We have experienced, and will continue to experience, competition from hospitals, physician groups and other diagnostic imaging companies and this competition could adversely affect our financial condition and results of operations.

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers.  We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations.  Our operations must compete with hospitals, physician groups and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment.  We have encountered and we will continue to encounter competition from hospitals and physician groups that purchase their own diagnostic imaging equipment.  Some of our direct competitors may have access to greater financial resources than we do.  If we are unable to successfully compete, our customer base would decline and our financial condition and results of operations would be adversely affected.

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

We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) improvements in our revenue cycle management.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions.  The adequacy and ultimate success of our initiatives to enhance revenues and reduce costs cannot be assured.

Consolidation in the imaging industry could adversely affect our financial condition and results of operations.

We compete with several national and regional providers of diagnostic imaging services, as well as local providers.  As a result of the reimbursement reductions by Medicare and other third-party payors, some of these competitors may consolidate their operations in order to obtain certain cost structure advantages and improve equipment utilization.  In calendar 2006, two fixed-site competitors consolidated and formed a combined business that is the largest national provider of fixed-site imaging services.  In calendar 2007, a fixed-site competitor was acquired by a large not-for-profit integrated group of hospitals and physician clinics.  These companies could achieve certain advantages over us including increased financial and business resources, economies of scale, breadth of service offerings, and favored relationships with equipment vendors, hospital systems, leading radiologists and third-party payors.   We may be forced to exit certain markets, reduce our prices or provide state-of-the-art equipment in order to retain and attract customers.  These pressures could adversely affect our financial condition and results of operations.

Failure to attract and retain qualified employees and contracted radiologists could hinder our business strategy and negatively impact our financial condition and results of operations.

Our future success depends on our continuing ability to identify, hire or contract with, develop, motivate and retain highly skilled persons for all areas of our organization, including senior executives and contracted radiologists.  We are currently looking to hire an Executive Vice President and Chief Financial Officer and an Executive Vice President, Sales and Marketing.  Competition in our industry for qualified employees is intense.   There is a very high demand for qualified technologists, particularly MRI, PET and PET/CT technologists, and we may not be able to hire and retain a sufficient number of technologists.   Failure to attract and retain qualified employees and contracted radiologists could hinder our business strategy and negatively impact our financial condition and results of operations.

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

Because a high percentage of our operating expenses are fixed, a relatively small decrease in revenues could have a significant negative effect on our financial condition and results of operations.

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

We may be subject to professional liability risks which could be costly and negatively affect our financial condition and results of operations.

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

We may not receive payment from some of our healthcare provider customers because of their financial circumstances.

Some of our healthcare provider customers do not have significant financial resources, liquidity or access to capital.  If these customers experience financial difficulties they may be unable to pay us for the equipment and services that we provide.  We have experienced, and expect to continue to experience, write-offs of accounts receivables from healthcare provider customers that become insolvent, file for bankruptcy or are otherwise unable to pay amounts owed to us.  A significant deterioration in general or local economic conditions could have a material adverse affect on the financial health of certain of our healthcare provider customers.  As a result, we may have to increase the amounts of accounts receivables that we write-off, which would adversely affect our financial condition and results of operations.

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

Our corporate headquarters, including our information technology center, and a material number of our fixed-site centers are located in California, which has a high risk for natural disasters, including earthquakes and wildfires.  Depending upon its severity, a natural disaster could severely damage our facilities or our information technology system or prevent potential patients from traveling to our centers.  Damage to our equipment or our information technology system or any interruption in our business would adversely affect our financial condition and results of operations.  We currently do not maintain a secondary disaster recovery facility for our information technology operations.  In addition, while we presently carry earthquake and business interruption insurance in amounts we believe are appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes.  We may discontinue some or all of this insurance coverage on some or all of our centers in the future if the cost of premiums exceeds the value of the coverage discounted for the risk of loss.  If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged centers as well as the anticipated future cash flows from those centers.

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

Fuel costs constitute a significant portion of our mobile operating expenses. Historically, fuel costs have been subject to wide price fluctuations based on geopolitical issues and supply and demand.  Fuel availability is also affected by demand for home heating oil, diesel, gasoline and other petroleum products.  Because of the effect of these events on the price and availability of fuel, the cost and future availability of fuel cannot be predicted with any degree of certainty.  In the event of a fuel supply shortage or further increases in fuel prices, we may need to curtail certain mobile routes or redeploy our mobile facilities.  There have been significant fluctuations in fuel costs and any further increases to already high fuel costs would adversely affect our financial condition and results of operations.

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

•                  the federal CMP law;

•                  HIPAA;

•                  the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•                  state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians;

•                  FDA requirements;

•                  state licensing and certification requirements, including CONs; and

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

A significant portion of Holdings’ outstanding common stock is held by a small number of holders.  We believe that as of September 15, 2008, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock.  As a result, these stockholders will have significant voting power with respect to the ability to:

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

ITEM 2.                             PROPERTIES

As of September 15, 2008, we lease approximately 48,400 square feet of office space for our corporate headquarters and a billing office at 26250 Enterprise Court, Lake Forest, California 92630; however, as of October 1, 2008, this lease will be reduced to approximately 42,000 square feet.  The lease for this location expires in 2013.

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

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holdings’ common stock is listed on the Over-The-Counter Bulletin Board, or the OTCBB, under the symbol “ISGT”.   As of September 15, 2008, there were six record holders of Holdings’ common stock and approximately 350 beneficial holders of Holdings’ common stock.  Holdings has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future.  The agreements governing our material indebtedness contain restrictions on Holdings’ ability to pay dividends on its common stock.

The following table sets forth the high and low prices as reported by the OTCBB for Holdings’ common stock for the quarters indicated.  Holdings’ common stock began trading on the OTCBB on August 3, 2007.  The prices represent quotations between dealers without adjustment for mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Quarter Ended	Low	High

September 30, 2007	$4.00	$12.50
December 31, 2007	3.00	9.00
March 31, 2008	0.75	3.25
June 30, 2008	0.25	1.01

ITEM 6.                             SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of and for the eleven months ended June 30, 2008, the one month ended July 31, 2007, and the years ended June 30, 2007, 2006, 2005 and 2004 has been derived from our audited consolidated financial statements.  The information in the following table should be read together with our audited consolidated financial statements and related notes, and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

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

References to “Successor” refer to our company on or after August 1, 2007, after giving effect to (1) the cancellation of Holdings’ common stock prior to the effective date; (2) the issuance of new Holdings’ common stock in exchange for all of InSight’s senior subordinated notes and the cancelled Holdings’ common stock; and (3) the application of fresh-start reporting.  References to “Predecessor” refer to our company prior to August 1, 2007.

	Successor	Predecessor
	Eleven Months	One Month
	Ended	Ended
	June 30,	July 31,	Years Ended June 30,
	2008	2007	2007	2006	2005	2004
		(Amounts in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$242,585	$22,362	$286,914	$306,298	$316,873	$290,884
Gross profit	5,554	1,812	25,488	35,026	48,716	57,463
Interest expense, net	32,480	2,918	52,780	50,754	44,860	40,682
Net (loss) income (1)(2)(3)	(169,185)	196,326	(99,041)	(210,218)	(27,217)	2,924
Net (loss) income per common share:
Basic	$(19.57)	$227.23	$(114.63)	$(243.31)	$(31.50)	$3.38
Diluted	(19.57)	227.23	(114.63)	(243.31)	(31.50)	3.32

	June 30,		June 30,
	2008		2007	2006	2005	2004
BALANCE SHEET DATA:
Working capital	$28,207		$24,567	$34,550	$36,068	$48,116
Property and equipment, net	113,684		144,823	181,026	209,461	242,336
Goodwill and other intangible assets	24,370		95,084	125,936	314,989	319,463
Total assets	217,691		323,051	408,204	624,523	675,631
Total long-term liabilities	312,915		517,200	504,360	512,608	537,177
Stockholders’ (deficit) equity	(130,712)		(241,432)	(141,893)	67,724	94,941

(1)                                 No cash dividends have been paid on Holdings’ common stock for the periods indicated above.

(2)                                 Includes impairment charges related to our goodwill and other intangible assets of approximately $119.8 million, goodwill of approximately $29.6 million and goodwill and other intangible assets of approximately $190.8 million for the eleven months ended June 30, 2008, the years ended June 30, 2007 and 2006, respectively.

(3)                                 Includes reorganization items, net of approximately $199.0 million of income for the one month ended July 31, 2007 and approximately $17.5 million of expense for the year ended June 30, 2007, respectively.

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

Overview

We are a provider of diagnostic imaging services through a network of fixed-site centers and mobile facilities.  Our services are noninvasive procedures that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.   While we generated approximately 68% of our total revenues from MRI services during the year ended June 30, 2008, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of June 30, 2008, our network consists of 82 fixed-site centers and 110 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers.  Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We do not engage in the practice of medicine, instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance.   We have two reportable segments: mobile operations and fixed operations.  Our 82 fixed-site centers include 12 parked mobile facilities, each of which serves a single customer.  These parked mobile facilities are included in our mobile operations.  Of our 110 mobile facilities, four mobile facilities are included as part of our fixed operations in Maine.

The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies.  Notwithstanding the growth in the industry, our Adjusted EBITDA declined approximately 33.1% for the year ended June 30, 2008 as compared to the year ended June 30, 2007 (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below).  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past four fiscal years.  This negative trend in Adjusted EBITDA may continue and may be exacerbated by the reimbursement reductions discussed in the subsection entitled “Reimbursement” below.

We have implemented the following steps in an attempt to reverse the negative trend in Adjusted EBITDA:

Leadership Changes.  During the fourth quarter of fiscal 2008, we appointed Louis E. “Kip” Hallman, III, our President and Chief Executive Officer, and Bernard O’Rourke, our Executive Vice President and Chief Operating Officer.  Previously, these executives served in various executive positions with us.  Messrs. Hallman and O’Rourke have 11 years and 9 years, respectively, of executive healthcare experience.   We are currently looking to hire an Executive Vice President and Chief Financial Officer and an Executive Vice President, Sales and Marketing.

Core Market Strategy.  We are implementing a strategy based on core markets.  We believe that such a strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market may be based on many factors, including, without limitation, the number of fixed-site centers or mobile facilities in an area, the capabilities of our contracted radiologists, any hospital affiliations, the strength of returns on capital investment, the potential for growth and sustainability of our business in the area, the reimbursement environment for the area, the strength of competing providers in the area, population growth trends, and any regulatory restrictions.  We expect that this strategy will result in us exiting some markets while increasing our presence in others or establishing new markets, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers and mobile routes.  In implementing our core market strategy, we have taken the following actions:

•                  Between April and August 2008, we sold ten fixed-site centers in California, our majority ownership interest in a joint venture that operates a fixed-site center in Ohio and our majority ownership interest in a joint venture that operates a fixed-site center in New York.  In addition, in July 2008 we closed a fixed-site center in California.

•                  We are currently engaged, at various stages, in a number of transactions, for the sale of certain underperforming assets and/or assets in non-core markets.

•                  We expect to utilize proceeds from such transactions to acquire assets and/or upgrade imaging equipment in our core markets and/or purchase portions of the floating rate notes.

There can be no assurance that we can complete sales and/or purchases of assets on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the assets we sell.

Initiatives.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) improvements in our revenue cycle management.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions.  As a result, in May 2008, we commenced a new cost reduction initiative that will be phased in over the next three fiscal quarters relating to field and corporate organizational changes.  We expect that this initiative, once fully implemented, will result in estimated annual savings of approximately $5.0 million.

Reorganization

On May 29, 2007, Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700).  The filing was in connection with a prepackaged plan of reorganization and related exchange offer.  The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business.  On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code.  The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007, or the effective date. Pursuant to the confirmed plan of reorganization and the related exchange offer, (1) all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s senior subordinated notes were cancelled, and (2) holders of InSight’s senior subordinated notes and holders of Holdings’ common stock prior to the effective date received 7,780,000 and 864,444 shares of newly issued Holdings’ common stock, respectively, in each case after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock.

The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of June 30, 2008, we had total indebtedness of approximately $322.4 million in aggregate principal amount, including InSight’s $315 million of senior secured floating rate notes.  We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.

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

•                  loss of revenues from former referral sources that invested in their own diagnostic imaging equipment; and

•                  loss of revenues from former mobile customers that invested in their own diagnostic imaging equipment.

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

Under Medicare’s prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs. Each year the CMS, publish new APC rates that are determined in accordance with the promulgated methodology.

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

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations that decreased the reimbursement for diagnostic procedures performed together on the same day.  Under these regulations, CMS identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session.  CMS anticipated phasing in this 50% rate reduction over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, pursuant to final regulations released in November 2006, CMS did not implement the second phase of the rate reduction in 2007.  CMS has not yet stated whether it will implement the second phase.  CMS has also published proposed regulations for hospital outpatient services that would implement the same multi procedure reimbursement methodology set forth under the Medicare Part B fee schedule; however it has delayed the implementation of this reimbursement methodology for an indefinite period of time.  As a result Medicare continues to pay 100% of the technical component of each procedure for hospital outpatient services.  If CMS implements this reimbursement methodology, it would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us.

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

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula.  As a result, for calendar years 2005, 2006, 2007 and 2008, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3%, 5.0% and 10.1%, respectively.  In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation.  In fact, CMS has proposed a 5.4% decrease under the Medicare Part B fee schedule for calendar year 2009 which has been blocked by Congress through December 31, 2009.  If the proposed 5.4% or similar decrease in the Medicare Part B fee schedule becomes effective January 1, 2010 it could have a material adverse effect on our financial condition and results of operations.

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

Our billing system does not generate contractual adjustments.  Contractual adjustments are manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. Contractual adjustments are written-off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.

We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, we have entered into arrangements with certain radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.

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

The provision for doubtful accounts is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that will be uncollectible from patients, payors, hospitals, physician groups and other healthcare providers.  The provision for doubtful accounts includes amounts to be written off with respect to specific accounts involving customers that are financially unstable or materially fail to comply with the payment terms of their contracts and other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written-off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.  Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for the year ended June 30, 2008:

Percentage of Total Revenues

Hospitals, physician groups and other healthcare providers (1)	45%
Managed care and insurance	36%
Medicare	13%
Medicaid	2%
Workers’ compensation	2%
Other, including self-pay patients	2%

(1)              We have one healthcare provider that accounts for approximately 6% of our total revenues.  No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of June 30, 2008, our days sales outstanding for trade accounts receivables on a net basis was 48 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of June 30, 2008 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total
	(unaudited)

Hospitals, physician groups and other healthcare providers	$9,013	$3,813	$928	$134	$547	$14,435
Managed care and insurance	15,758	6,458	4,103	2,312	8,875	37,506
Medicare/Medicaid	4,950	1,264	849	636	2,513	10,212
Workers’ compensation	1,087	673	370	322	854	3,306
Other, including self-pay patients	533	98	101	70	16	818
Trade accounts receivables	31,341	12,306	6,351	3,474	12,805	66,277

Less: Allowances for professional fees	(3,533)	(1,341)	(876)	(502)	(1,612)	(7,864)
Allowances for contractual adjustments	(9,543)	(3,034)	(1,942)	(177)	(705)	(15,401)
Allowances for doubtful accounts	(32)	(45)	(415)	(1,615)	(6,411)	(8,518)
Trade accounts receivables, net	$18,233	$7,886	$3,118	$1,180	$4,077	$34,494

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations.  As a result, a high percentage of our total operating expenses are fixed.  Our fixed costs include depreciation and amortization, debt service, lease payments, salaries and benefit obligations, equipment maintenance expenses, and insurance and vehicle operations costs.  Because a large portion of our operating expenses are fixed, any increase in our procedure volume or reimbursement rates disproportionately increases our operating cash flow.  Conversely, any decrease in our procedure volume or reimbursement rates disproportionately decreases our operating cash flow.  Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film, contrast media and radiopharmaceuticals used in PET and PET/CT procedures.

Results of Operations

Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7.  The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes.  Accordingly, our consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date.  The adoption of fresh-start reporting primarily affects depreciation and amortization and interest expense in the consolidated statements of operations.  The accompanying consolidated statements of operations for the year ended June 30, 2008 combine the results of operations for the one month ended July 31, 2007 of the Predecessor and the eleven months ended June 30, 2008 of the Successor.  We then compare the combined results of operations with the corresponding period in the prior year.

Presentation of the combined results of operations for all of fiscal 2008 does not comply with accounting principles generally accepted in the United States; however, we believe the combined results of operations for the year ended June 30, 2008 provide management and investors with a more meaningful perspective of our financial performance and operating trends than if we did not combine the results of operations of Predecessor and Successor in this manner.  Similarly, we combine the financial results of Predecessor and Successor when discussing sources and uses of cash for the year ended June 30, 2008.

The following table sets forth the results of operations for the years ended June 30, 2008, 2007 and 2006.  These combined results have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and may not be indicative of future operating results (amounts in thousands):

	Years Ended June 30,
	2008	2007	2006
	(Combined)	(Predecessor)	(Predecessor)
REVENUES:
Contract services	$118,995	$128,693	$134,406
Patient services	145,952	158,221	171,892
Total revenues	264,947	286,914	306,298

COSTS OF OPERATIONS:
Costs of services	183,230	192,599	197,812
Provision for doubtful accounts	6,179	5,643	5,351
Equipment leases	10,006	6,144	3,257
Depreciation and amortization	58,166	57,040	64,852
Total costs of operations	257,581	261,426	271,272

Gross profit	7,366	25,488	35,026

CORPORATE OPERATING EXPENSES	(27,422)	(25,496)	(23,655)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,065	3,030	3,072

INTEREST EXPENSE, net	(35,398)	(52,780)	(50,754)

LOSS ON SALES OF CENTERS	(644)	—	—

GAIN ON REPURCHASE OF NOTES PAYABLE	—	—	3,076

LOSS ON DISSOLUTION OF PARTNERSHIP	—	—	(1,000)

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	(119,771)	(29,595)	(190,807)

Loss before reorganization items and income taxes	(173,804)	(79,353)	(225,042)

REORGANIZATION ITEMS, net	198,998	(17,513)	—

Income (loss) before income taxes	25,194	(96,866)	(225,042)

(BENEFIT) PROVISION FOR INCOME TAXES	(1,947)	2,175	(14,824)

Net income (loss)	27,141	(99,041)	(210,218)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the years indicated:

	Years Ended June 30,
	2008	2007	2006
	(Combined)	(Predecessor)	(Predecessor)

REVENUES	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	69.2	67.1	64.6
Provision for doubtful accounts	2.3	2.0	1.7
Equipment leases	3.7	2.1	1.1
Depreciation and amortization	22.0	19.9	21.2
Total costs of operations	97.2	91.1	88.6

Gross profit	2.8	8.9	11.4

CORPORATE OPERATING EXPENSES	(10.3)	(8.9)	(7.7)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.8	1.1	1.0

INTEREST EXPENSE, net	(13.5)	(18.5)	(16.6)

LOSS ON SALES OF CENTERS	(0.2)	—	—

GAIN ON REPURCHASE OF NOTES PAYABLE	—	—	1.0

LOSS ON DISSOLUTION OF PARTNERSHIP	—	—	(0.3)

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	(45.2)	(10.3)	(62.3)

Loss before reorganization items and income taxes	(65.6)	(27.7)	(73.5)

REORGANIZATION ITEMS, net	75.1	(6.1)	—

Income (loss) before income taxes	9.5	(33.8)	(73.5)

(BENEFIT) PROVISION FOR INCOME TAXES	(0.7)	0.8	(4.8)

Net income (loss)	10.2%	(34.6)%	(68.6)%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2008	2007	2006
	(Combined)	(Predecessor)	(Predecessor)

Revenues
Fixed operations	$168,805	$180,115	$191,637
Mobile operations	96,142	106,799	114,661
Total	$264,947	$286,914	$306,298

Costs of Operations
Fixed operations	$151,391	$151,447	$154,377
Mobile operations	92,316	91,345	97,586
Other	13,874	18,634	19,309
Total	$257,581	$261,426	$271,272

Costs of Operations as a Percentage of Revenues
Fixed operations	89.7%	84.1%	80.6%
Mobile operations	96.0	85.5	85.1
Total	97.2%	91.1%	88.6%

Years Ended June 30, 2008 and 2007

Revenues:  Revenues decreased approximately 7.7% from approximately $286.9 million for the year ended June 30, 2007, to approximately $264.9 million for the year ended June 30, 2008.  This decrease was due to lower revenues from our fixed operations (approximately $11.3 million) and from our mobile operations (approximately $10.7 million).  Revenues from our fixed and mobile operations represented approximately 64% and 36%, respectively, of our total revenues for the year ended June 30, 2008.  Revenues have been and are expected to continue to be adversely affected by the negative trends discussed above.

Revenues from our fixed operations decreased approximately 6.3% from approximately $180.1 million for the year ended June 30, 2007, to approximately $168.8 million for the year ended June 30, 2008.  This decrease was due primarily to lower revenues from our existing fixed-site centers (approximately $7.1 million, which amount includes approximately $2.6 million as a result of the DRA) and the loss of revenues from the centers we sold or closed during fiscal 2008 and 2007 (approximately $4.2 million).  Revenues from our existing fixed-site centers decreased because of a decline in our average reimbursement from payors (approximately 3.3%), partially offset by an increase in procedure volume (approximately 1%).

Revenues from our mobile operations decreased approximately 10.0% from approximately $106.8 million for the year ended June 30, 2007, to approximately $96.1 million for the year ended June 30, 2008. This decrease was due primarily to a reduction in the number of mobile facilities in operation and reductions in reimbursement from our mobile customers for all modalities.  The reductions in reimbursement are the result of competition from other mobile providers and the increased age of our mobile facilities.

Costs of Operations:  Costs of operations decreased approximately 1.5% from approximately $261.4 million for the year ended June 30, 2007, to approximately $257.6 million for the year ended June 30, 2008. This decrease was due primarily to lower costs at our billing and other operations (approximately $4.7 million) and lower costs at our fixed operations (approximately $0.1 million), partially offset by higher costs at our mobile operations (approximately $1.0 million).  The decrease at our billing and other operations is due to lower salaries and benefits and reduced depreciation and amortization expense, partially offset by higher consulting fees.   Our gross profit margin has declined significantly as our costs of operations have not decreased as significantly as our revenues due to the high fixed cost nature of our business.

Costs of operations at our fixed operations decreased from approximately $151.5 million for the year ended June 30, 2007, to approximately $151.4 million for the year ended June 30, 2008.  The decrease was due primarily to the elimination of costs from the centers we sold or closed in fiscal 2008 and 2007 (approximately $4.0 million) and the elimination of charges related to the closure of two fixed-site centers during the first quarter of fiscal 2007 (approximately $0.3 million), partially offset by an increase in costs at our existing fixed-site centers (approximately $3.7 million) and a charge related to an unconsolidated fixed-site center (approximately $0.5 million).  The increase in costs of operations at our existing fixed-site centers was primarily caused by (1) higher depreciation and amortization expense as a result of the fair value adjustment required by fresh-start reporting (approximately $3.3 million); (2) higher minority interest expense from our consolidated partnerships (approximately $0.7 million); and (3) higher occupancy costs (approximately $0.5 million); partially offset by lower medical supply costs (approximately $1.2 million) and lower radiologist reading fee expenses as a result of lower procedure volume at certain centers (approximately $0.7 million).

Costs of operations at our mobile operations increased approximately 1.1% from approximately $91.3 million for the year ended June 30, 2007, to approximately $92.3 million for the year ended June 30, 2008.  The increase was due primarily to (1) higher equipment lease costs as a result of entering into more operating leases (approximately $3.9 million); (2) higher bad debt expense (approximately $0.9 million); and (3) higher vehicle operations costs (approximately $0.8 million); partially offset by (1) lower salaries and benefits (approximately $2.9 million); (2) lower equipment maintenance costs (approximately $1.3 million); and (3) lower medical supply costs (approximately $0.5 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 7.5% from approximately $25.5 million for the year ended June 30, 2007, to approximately $27.4 million for the year ended June 30, 2008.  The increase was due primarily to severance charges related to the reduction in staff described earlier

(approximately $2.0 million) and higher board of director fees (approximately $0.3 million), partially offset by reduced accounting fees (approximately $0.4 million).  We incurred approximately $2.2 million in legal fees relating to litigation in each of the years ended June 30, 2008 and 2007.

Interest Expense, net:  Interest expense, net decreased approximately 33.0% from approximately $52.8 million for the year ended June 30, 2007, to approximately $35.4 million for the year ended June 30, 2008.  The decrease was due primarily to (1) the cancellation and exchange of $194.5 million of senior subordinated notes for Holdings’ common stock pursuant to the reorganization (approximately $17.6 million); (2) lower amortization of deferred financing costs (approximately $3.0 million); and (3) lower interest rates on the floating rate notes (approximately $1.5 million), partially offset by increased amortization of the bond discount (approximately $4.4 million).

Impairment of Goodwill and Other Intangible Assets:  For the year ended June 30, 2008, we recorded non-cash impairment charges of approximately $119.8 million.  These charges are a reduction in the carrying value of  goodwill (approximately $107.4 million) and other intangible assets (approximately $12.4 million).  See “Critical Accounting Policies and Estimates” below and Note 8 to our consolidated financial statements, which are part of this Form 10-K.

Loss Before Reorganization Items, net and Income Taxes:  Loss before reorganization items and income taxes increased approximately 118.9% from approximately $79.4 million for the year ended June 30, 2007, to approximately $173.8 million for the year ended June 30, 2008.  The increase was due primarily to (1) an increase in impairment of goodwill and other intangible assets; (2) lower gross profit; (3) lower equity in earnings of unconsolidated partnerships; and (4) higher corporate operating expenses, partially offset by lower interest expense.

Reorganization Items, net:  During the one month ended July 31, 2007, Predecessor recorded net gains of approximately $199.0 million for items in accordance with SOP 90-7 related to Holdings’ and InSight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.  During the fourth quarter of fiscal 2007, we recorded net charges of approximately $17.5 million for items in accordance with SOP 90-7 for expenses related to Holdings’ and InSight’s reorganization.

Provision (Benefit) for Income Taxes:  Provision (benefit) for income taxes decreased from a provision of approximately $2.2 million for the year ended June 30, 2007, to a benefit of approximately $1.9 million for the year ended June 30, 2008.  The benefit for income taxes for the year ended June 30, 2008 is primarily related to a decrease in deferred taxes due to impairment charges related to certain indefinite-lived intangible assets, partially offset by estimated state income taxes.

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

Costs of Operations:  Costs of operations decreased approximately 3.6% from approximately $271.3 million for the year ended June 30, 2006, to approximately $261.4 million for the year ended June 30, 2007. This decrease was due primarily to (1) lower costs at our mobile operations (approximately $6.3 million); (2) lower costs at our fixed operations (approximately $3.0 million); and (3) lower costs at our billing and other operations (approximately $0.6 million).  The decrease at our billing and other operations is due to lower amortization expense on our other intangible assets as a result of a reduction in their carrying value from an impairment charge taken during the fourth quarter of fiscal 2006, partially offset by higher salaries and benefits, as a result of severance payments in connection with the consolidation of a billing office.  Our gross profit margin has declined significantly as our costs of operations have not decreased as significantly as our revenues due to the high fixed cost nature of our business.

Costs of operations at our fixed operations decreased approximately 1.9% from approximately $154.4 million for the year ended June 30, 2006, to approximately $151.4 million for the year ended June 30, 2007.  Costs of operations decreased due to the elimination of costs from the centers we sold or closed in fiscal 2007 and 2006 (approximately $5.0 million), partially offset by (1) higher costs at our existing fixed-site centers (approximately $0.8 million); (2) costs from a joint venture fixed-site center we acquired during the third quarter of fiscal 2006 (approximately $0.8 million); (3) charges to close two fixed-site centers during the first quarter of fiscal 2007 (approximately $0.3 million); and (4) severance charges related to the reduction in labor force in the second quarter of fiscal 2007 discussed above (approximately $0.1 million). The increase in costs at our existing fixed-site centers was primarily due to (1) higher payments to radiologists (approximately $2.0 million) discussed above; (2) higher equipment lease costs as a result of entering into more operating leases (approximately $1.4 million); (3) higher occupancy costs (approximately $0.7 million); and (4) higher equipment maintenance costs (approximately $0.3 million), partially offset by (1) lower medical supply costs as a result of lower volumes and cost reduction initiatives throughout our fixed-site centers (approximately $1.2 million); (2) reduced taxes, primarily property taxes (approximately $0.7 million); (3) reduced minority interest expense and management fees as a result of lower earnings from our consolidated partnerships (approximately $0.5 million); and (4) reduced insurance premium costs (approximately $0.3 million).

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

Corporate Operating Expenses:  Corporate operating expenses increased approximately 7.6% from approximately $23.7 million for the year ended June 30, 2006, to approximately $25.5 million for the year ended June 30, 2007.  The increase was due primarily to (1) higher legal and consulting fees relating to certain legal proceedings (approximately $2.2 million); (2) higher sales and marketing costs (approximately $0.8 million); and (3) higher accounting costs (approximately $0.5 million), primarily related to compliance with regulations related to the Sarbanes-Oxley Act, partially offset by the elimination of costs from a national sales meeting in the first quarter of fiscal 2006 (approximately $0.9 million).

Interest Expense, net:  Interest expense, net increased approximately 4.1% from approximately $50.7 million for the year ended June 30, 2006, to approximately $52.8 million for the year ended June 30, 2007.  The increase was due primarily to higher interest rates on our variable rate indebtedness.

Impairment of Goodwill:  In the second quarter of fiscal 2007 we recorded a non-cash goodwill impairment charge of approximately $29.6 million.  This charge is a reduction in the carrying value of goodwill for our fixed reporting unit.  See “Critical Accounting Policies and Estimates” below and Note 8 to our consolidated financial statements, which are a part of this Form 10-K.

Loss Before Reorganization Items, net and Income Taxes:  Loss before reorganization items, net and income taxes decreased approximately 64.7% from approximately $225.0 million for the year ended June 30, 2006, to approximately $79.4 million for the year ended June 30, 2007.  The decrease was due primarily to lower impairment of goodwill and other intangible assets, partially offset by (1) lower gross profit; (2) lower equity in earnings of unconsolidated partnerships; (3) higher interest expense; and (4) higher corporate operating expenses.

Reorganization Items, net:  During the fourth quarter of fiscal 2007, we recorded net charges of approximately $17.5 million for items in accordance with SOP 90-7 for expenses related to Holdings’ and InSight’s reorganization.

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

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases.  We expect to fund future working capital and capital project requirements from existing assets, sales of fixed-site centers and mobile facilities, net cash provided by operating activities, capital and operating leases and our credit facility.  If our operating cash flow continues to decline, it will result in:

•                  a reduction in our borrowing base, and therefore a decline in the amounts available under our credit facility;

•                  difficulty funding our capital projects; and

•                  more stringent financing and leasing terms from equipment manufacturers and other financing resources.

Liquidity:  The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of June 30, 2008, we had total indebtedness of approximately $322.4 million in aggregate principal amount, including InSight’s $315 million of floating rate notes.  We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

During recent years, our financial performance has deteriorated.  We reported net losses of approximately $169.2 million, $99.0 million and $210.2 million for the eleven months ended June 30, 2008 and the years ended June 30, 2007 and 2006, respectively.  We have implemented steps to improve our financial performance, including, leadership changes, a core market strategy and various initiatives in response to this deterioration.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) improvements in our revenue cycle management.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions. We can give no assurance that these steps will be adequate to improve our financial performance.  Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

Our short-term liquidity needs relate primarily to:

•                  interest payments relating to the floating rate notes and credit facility;

•                  capital projects;

•                  working capital requirements;

•                  potential acquisitions; and

•                  potential repurchases of portions of the floating rate notes.

Our long-term liquidity needs relate primarily to the maturity of the floating rate notes in November 2011.

As mentioned above, we may from time to time, in one or more open market or privately negotiated transactions, repurchase a portion of our outstanding floating rate notes.  Any such repurchases shall be in accordance with the terms of agreements governing our material indebtedness.  On September 24, 2008, we purchased $2.5 million in principal amount of the floating rate notes for approximately $1.1 million.

Cash, cash equivalents and restricted cash as of June 30, 2008 were approximately $29.1 million (including approximately $8.1 million, that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the repurchase of floating rate notes).  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the procedure volume of patients at our fixed-site centers;

•                  the reimbursement we receive for our services;

•                  the demand for our mobile services;

•                  our ability to control expenses;

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients; and

•                  our ability to implement steps to improve our financial performance.

A summary of cash flows is as follows (amounts in thousands):

	Years Ended June 30,
	2008	2007	2006
	(Combined)	(Predecessor)	(Predecessor)

Net cash provided by operating activities	$3,564	$9,065	$37,628
Net cash used in investing activities	(7,218)	(16,045)	(28,507)
Net cash provided by (used in) financing activities	3,824	(396)	(1,752)

Increase (decrease) in cash and cash equivalents	$170	$(7,376)	$7,369

Net cash provided by operating activities was approximately $3.6 million for the year ended June 30, 2008 and resulted primarily from our net income (approximately $27.1 million) and changes in certain assets and liabilities (approximately $1.5 million), partially offset by non-cash income (approximately $17.6 million) and cash used for reorganization items (approximately $8.0 million).  Non-cash income primarily includes reorganization items, net (approximately $199.0 million), partially offset by non-cash charges of (1) impairment of goodwill and other intangible assets (approximately $119.8 million); (2) depreciation and amortization (approximately $58.2 million) and (3) amortization of bond discount (approximately $4.5 million).  The changes in certain assets and liabilities primarily consists of a decrease in accounts receivables, net (approximately $8.2 million), partially offset by a decrease in accounts payable and accrued expenses (approximately $6.3 million).

Net cash used in investing activities was approximately $7.2 million for the year ended June 30, 2008.  Cash used in investing activities resulted primarily from our purchase or upgrade of diagnostic imaging equipment (approximately $8.3 million), and an increase in restricted cash (approximately $8.1 million), partially offset by proceeds from the sales of centers (approximately $9.1 million).

Net cash provided by financing activities was approximately $3.8 million for the year ended June 30, 2008. Cash provided by financing activities resulted primarily from the issuance of additional floating rate notes (approximately $12.8 million), partially offset by principal payments on notes payable and capital lease payments (approximately $8.9 million).

We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of goodwill and other intangible assets, loss on sales of centers, reorganization items, net, gain on repurchase of notes payable and loss on dissolution of partnership.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.   While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Years Ended June 30,
	2008	2007	2006
	(Combined)	(Predecessor)	(Predecessor)

Net cash provided by operating activities	$3,564	$9,065	$37,628
Cash used for reorganization items	8,027	11,367	—
(Benefit) provision for income taxes	(1,947)	2,175	(14,824)
Interest expense, net	35,398	52,780	50,754
Amortization of bond discount	(4,522)	—	—
Share-based compensation	(15)	—	—
Amortization of deferred financing costs	(145)	(3,158)	(3,051)
Equity in earnings of unconsolidated partnerships	2,065	3,030	3,072
Distributions from unconsolidated partnerships	(2,621)	(3,008)	(3,387)
Net change in operating assets and liabilities	(1,493)	(12,189)	(6,121)
Net change in deferred income taxes	1,864	—	15,224

Adjusted EBITDA	$40,175	$60,062	$79,295

Adjusted EBITDA decreased approximately 33.1% from approximately $60.1 million for the year ended June 30, 2007, to approximately $40.2 million for the year ended June 30, 2008.  This decrease was due primarily to reductions in Adjusted EBITDA from our mobile operations (approximately $12.0 million) and our fixed operations (approximately $9.3 million) and an increase in our corporate operating expenses (approximately $1.9 million), partially offset by decreases in costs at our billing and other operations (approximately $3.3 million).

Adjusted EBITDA from our fixed operations decreased approximately 16.4% from approximately $56.6 million for the year ended June 30, 2007, to approximately $47.3 million for the year ended June 30, 2008.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $8.8 million).  The reduction is primarily due to the reduction in revenues, including the reimbursement reductions from the DRA, and a decrease in equity in earnings from unconsolidated partnerships.

Adjusted EBITDA from our mobile operations decreased approximately 29.2% from approximately $41.1 million for the year ended June 30, 2007, to approximately $29.1 million for the year ended June 30, 2008.  This decrease was due primarily to the reduction in revenues and increase in costs discussed above.

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

Capital Projects:  As of June 30, 2008, we have committed to capital projects of approximately $6.5 million through August 31, 2009.   We expect to use either internally generated funds, capital or operating leases, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance the acquisition of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.  If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility:  Through InSight, we had outstanding $315 million of aggregate principal amount of floating rate notes as of June 30, 2008.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay a price above the principal amount of the notes.  If the redemption or prepayment occurs prior to January 1, 2009, the redemption or prepayment price for floating rate notes would be 103% of the principal amount plus accrued and unpaid interest.  If the prepayment occurs on or after January 1, 2009, the redemption or prepayment price would be 102% of the principal amount plus accrued and unpaid interest.  An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates.  In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock.  The $315 million of aggregate principal amount of floating rate notes includes $15 million of aggregate principal amount of floating rate notes issued in July 2007, which were issued at 85% of their principal amount.  The fair value of the floating rate notes as of June 30, 2008 was approximately $128 million.

Holdings’ and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.   The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain real property, certain contracts and intellectual property and a cash account related to the foregoing, but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets.  In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

Through InSight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent.  As of June 30, 2008, we had approximately $22.0 million of availability under the credit facility, based on our borrowing base.  At June 30, 2008, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $2.3 million outstanding under the credit facility of which approximately $0.3 million are cash collateralized.

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

Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR plus 2.5%, or, at our option, the base rate (which is the Bank of America, N.A. prime rate); however, the applicable margin will be adjusted in

accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum.   In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A.  There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if availability under the credit facility plus eligible cash falls below $7.5 million.

We had an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  In February 2008, we entered into an interest rate hedging contract with Bank of America, N.A.  The contract effectively provides us with an interest rate collar. The notional amount to which the contract applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the contract are secured on a pari passu basis by the same collateral that secures our credit facility, and the contract is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our lenders under the credit facility.  As of June 30, 2008, the contract had an asset fair value of approximately $1.0 million.

The agreements governing our credit facility and floating rate notes contain restrictions on among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

Contractual Commitments:  Our contractual obligations as of June 30, 2008 are as follows (amounts in thousands):

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations	$405,632	$26,249	$51,538	$327,845	$—
Capital lease obligations	7,339	2,160	3,562	1,617	—
Operating lease obligations	47,993	13,798	21,220	9,551	3,424
Purchase commitments	6,538	6,538	—	—	—

Total contractual obligations	$467,502	$48,745	$76,320	$339,013	$3,424

The long-term debt obligations and capital lease obligations include both principal and interest commitments for the periods presented.  The interest commitment on the floating rate notes is based on the effective interest rate at June 30, 2008 (8.12%), after giving effect to our interest rate cap contract.

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

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million fell within the range established above, and management believed the estimate was appropriate since the value was primarily derived from the trading value of the common stock and senior subordinated notes described above.  Management believed that the enterprise value of $360 million best reflected the value of the successor entity because trading activity reflected market based judgments as to the current business and industry challenges the successor entity faces, including the negative trends and numerous risks described elsewhere in this Form 10-K.  Furthermore, in estimating the enterprise value of $360 million management determined that a valuation at the low end of the value range based on the trading price of the common stock was appropriate because (i) a substantial majority of transactions in the common stock from August 3, 2007 through September 30, 2007, were for prices between $4.00 and $5.15 per share, and (ii) there was limited volume in the trading activity in the common stock.  If the long-term debt and capital leases of $322.5 million in aggregate principal amount as of August 1, 2007, the effective date of the confirmed plan of reorganization and exchange offer, without giving effect to the net fair value discount associated with InSight’s $315 million in aggregate principal amount of senior secured floating rate notes due 2011, were subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value was $37.5 million.

The foregoing estimates of enterprise value and corresponding equity value were based upon certain projections and assumptions.  Neither the projections nor the assumptions are incorporated into this Form 10-K.

Goodwill and Other Intangible Assets:  As of August 1, 2007, goodwill represented the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting.  Identified intangible assets consist primarily of our trademark, certificates of need and wholesale contracts.  The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized.  Wholesale contracts are definite-lived assets and are amortized over the expected term of the respective contracts.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.

We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable.  Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments.  Goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on relative fair value of the assets and liabilities of the operating segments.  In evaluating goodwill, we complete the two-step impairment test as required by SFAS 142.  In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate.  SFAS 142 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill.  Impairment losses, if any, are reflected in the condensed consolidated statements of operations.

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

New Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  Upon Holdings’ and InSight’s emergence from bankruptcy, we adopted SFAS 157.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  As SFAS 161 only requires enhanced disclosures, it will have no impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility.  As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt.  We believe there was not a material quantitative change in our market risk exposure during the quarter ended June 30, 2008, as compared to prior periods.   At June 30, 2008, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate collar contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 39% of our total indebtedness as of June 30, 2008.   We do not engage in activities using complex or highly leveraged instruments.

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

We had an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  In February 2008, we entered into an interest rate hedging agreement with Bank of America, N.A.  The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement are secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our revolving lenders. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract.  We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss).  As of June 30, 2008, the contract had an asset fair value of approximately $1.0 million.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of June 30, 2008, a 1% increase or decrease in interest rates on our $315 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.8 million and $2.0 million, respectively.  The weighted average interest rate on the floating debt as of June 30, 2008 was 8.12%.

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

PART II

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements

For the Years Ended June 30, 2008, 2007 and 2006

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp., or the Company, are included herein and separate financial statements of InSight Health Services Corp., or InSight, the Company's wholly owned subsidiary, and InSight's subsidiary guarantors are not included.  Condensed financial data for InSight and its subsidiary guarantors is included in Note 24 to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries (Successor Company) at June 30, 2008 and the results of their operations and their cash flows for the period from August 1, 2007 to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the United States Bankruptcy Court for the District of Delaware confirmed the Company’s Second Amended Joint Plan of Reorganization (the “plan”) on July 10, 2007.  The plan was substantially consummated on August 1, 2007 and the Company emerged from bankruptcy which resulted in the discharge of liabilities subject to compromise and substantially altered the rights and interests of equity security holders as provided for in the plan.  In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of August 1, 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California
September 25, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries (Predecessor Company) at June 30, 2007 and the results of their operations and their cash flows for the period from July 1, 2007 to July 31, 2007, and for each of the two years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).   Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company filed a petition on May 29, 2007 with the United States Bankruptcy Court for the District of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code.  The Company’s Second Amended Joint Plan of Reorganization was substantially consummated on August 1, 2007 and the Company emerged from bankruptcy.  In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in the year ended June 30, 2007.

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California
September 25, 2008

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2008 AND 2007

(Amounts in thousands, except share data)

	Successor	Predecessor
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,002	$20,832
Trade accounts receivables, net	34,494	42,683
Other current assets	8,199	8,335
Total current assets	63,695	71,850

PROPERTY AND EQUIPMENT, net	113,684	144,823
CASH, restricted	8,072	—
INVESTMENTS IN PARTNERSHIPS	6,794	3,413
OTHER ASSETS	1,076	7,881
OTHER INTANGIBLE ASSETS, net	24,370	30,216
GOODWILL	—	64,868
	$217,691	$323,051

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$624	$5,737
Current portion of capital lease obligations	1,743	2,927
Accounts payable and other accrued expenses	33,121	38,619
Total current liabilities	35,488	47,283

LONG-TERM LIABILITIES:
Notes payable, less current portion	294,724	299,890
Liabilities subject to compromise	—	205,704
Capital lease obligations, less current portion	4,631	3,302
Other long-term liabilities	4,545	4,832
Deferred income taxes	9,015	3,472
Total long-term liabilities	312,915	517,200

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ DEFICIT:
Predecessor common stock, $.001 par value, 10,000,000 shares authorized, 864,444 shares issued and outstanding at June 30, 2007	—	1
Successor common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding at June 30, 2008	9	—
Additional paid-in capital	37,463	87,085
Accumulated other comprehensive income	1,001	103
Accumulated deficit	(169,185)	(328,621)
Total stockholders’ deficit	(130,712)	(241,432)
	$217,691	$323,051

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008, THE ONE MONTH ENDED JULY 31, 2007, AND

THE YEARS ENDED JUNE 30, 2007 AND 2006

(Amounts in thousands, except per share data)

	Successor	Predecessor
	Eleven Months	One Month	Year	Year
	Ended	Ended	Ended	Ended
	June 30,	July 31,	June 30,	June 30,
	2008	2007	2007	2006
REVENUES:
Contract services	$108,944	$10,051	$128,693	$134,406
Patient services	133,641	12,311	158,221	171,892
Total revenues	242,585	22,362	286,914	306,298

COSTS OF OPERATIONS:
Costs of services	168,297	14,933	192,599	197,812
Provision for doubtful accounts	5,790	389	5,643	5,351
Equipment leases	9,246	760	6,144	3,257
Depreciation and amortization	53,698	4,468	57,040	64,852
Total costs of operations	237,031	20,550	261,426	271,272

Gross profit	5,554	1,812	25,488	35,026

CORPORATE OPERATING EXPENSES	(25,744)	(1,678)	(25,496)	(23,655)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,891	174	3,030	3,072

INTEREST EXPENSE, net	(32,480)	(2,918)	(52,780)	(50,754)

LOSS ON SALES OF CENTERS	(644)	—	—	—

GAIN ON REPURCHASE OF NOTES PAYABLE	—	—	—	3,076

LOSS ON DISSOLUTION OF PARTNERSHIP	—	—	—	(1,000)

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS	(119,771)	—	(29,595)	(190,807)

Loss before reorganization items and income taxes	(171,194)	(2,610)	(79,353)	(225,042)

REORGANIZATION ITEMS, net	—	198,998	(17,513)	—

(Loss) income before income taxes	(171,194)	196,388	(96,866)	(225,042)

PROVISION (BENEFIT) FOR INCOME TAXES	(2,009)	62	2,175	(14,824)

Net (loss) income	$(169,185)	$196,326	$(99,041)	$(210,218)

Basic and diluted (loss) income per common share	$(19.57)	$227.23	$(114.63)	$(243.31)

Weighted average number of basic and diluted common shares outstanding	8,644	864	864	864

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008, THE ONE MONTH ENDED JULY 31, 2007, AND

THE YEARS ENDED JUNE 30, 2007 AND 2006

(Amounts in thousands, except share data)

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Capital	Gain (Loss)	(Deficit)	Total
BALANCE AT JUNE 30, 2005	864,444	$1	$87,085	$—	$(19,362)	$67,724

Net loss	—	—	—	—	(210,218)	(210,218)

Other comprehensive income:
Unrealized gain attributable to change in fair value of derivative	—	—	—	601	—	601
Comprehensive loss						(209,617)
BALANCE AT JUNE 30, 2006	864,444	1	87,085	601	(229,580)	(141,893)

Net loss	—	—	—	—	(99,041)	(99,041)

Other comprehensive income:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(498)	—	(498)
Comprehensive loss						(99,539)
BALANCE AT JUNE 30, 2007	864,444	1	87,085	103	(328,621)	(241,432)

Net income from July 1 to July 31, 2007	—	—	—	—	196,326	196,326

Fresh-start adjustments:
Elimination of Predecessor common stock, additional paid-in capital, accumulated other comprehensive income and accumulated deficit	(864,444)	(1)	(87,085)	(103)	132,295	45,106

Reorganization value ascribed to Successor	—	—	37,456	—	—	37,456

BALANCE AT JULY 31, 2007 (PREDECESSOR)	—	—	37,456	—	—	37,456

Issuance of 864,444 shares of common stock to existing stockholders	864,444	1	—	—	—	1

Issuance of 7,780,000 shares of common stock to holders of senior subordinated notes	7,780,000	8	(8)	—	—	—

Share-based compensation			15			15

Net loss from August 1, 2007 to June 30, 2008	—	—	—	—	(169,185)	(169,185)

Other comprehensive income (loss):
Unrealized gain attributable to change in fair value of derivative	—	—	—	1,001	—	1,001
Comprehensive income (loss)						(168,184)
BALANCE AT JUNE 30, 2008 (SUCCESSOR)	8,644,444	$9	$37,463	$1,001	$(169,185)	$(130,712)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008, THE ONE MONTH ENDED JULY 31, 2007, AND

THE YEARS ENDED JUNE 30, 2007 AND 2006

(Amounts in thousands)

	Successor	Predecessor
	Eleven Months	One Month	Year	Year
	Ended	Ended	Ended	Ended
	June 30,	July 31,	June 30,	June 30,
	2008	2007	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(169,185)	$196,326	$(99,041)	$(210,218)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	4,764	3,263	11,367	—
Noncash reorganization items	—	(207,025)	6,146	—
Depreciation and amortization	53,698	4,468	57,040	64,852
Amortization of bond discount	4,522	—	—	—
Amortization of deferred financing costs	—	145	3,158	3,051
Share-based compensation	15	—	—	—
Equity in earnings of unconsolidated partnerships	(1,891)	(174)	(3,030)	(3,072)
Distributions from unconsolidated partnerships	2,563	58	3,008	3,387
Loss on sales of centers	644	—	—	—
Gain on repurchase of notes payable	—	—	—	(3,076)
Loss on dissolution of partnership	—	—	—	1,000
Impairment of goodwill and other intangible assets	119,771	—	29,595	190,807
Deferred income taxes	(1,864)	—	—	(15,224)
Changes in operating assets and liabilities:
Trade accounts receivables, net	7,679	510	1,007	3,016
Other current assets	(798)	387	81	(407)
Accounts payable, other accrued expenses and accrued interest subject to compromise	(4,751)	(1,534)	11,101	3,512
Net cash provided by (used in) operating activities before reorganization items	15,167	(3,576)	20,432	37,628

Cash used for reorganization items	(4,764)	(3,263)	(11,367)	—
Net cash provided by (used in) operating activities	10,403	(6,839)	9,065	37,628

INVESTING ACTIVITIES:
Acquisition of fixed-site center, net of cash acquired	—	—	—	(2,345)
Proceeds from sales of centers	9,050	—	—	—
Increase in restricted cash	(8,072)	—	—	—
Additions to property and equipment	(8,262)	—	(16,163)	(30,927)
Sale of short-term investments	—	—	—	5,000
Other	(115)	181	118	(235)
Net cash provided by (used in) investing activities	(7,399)	181	(16,045)	(28,507)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(3,474)	(470)	(6,529)	(293,109)
Proceeds from issuance of notes payable	—	12,768	1,145	298,500
Principal borrowings (payments) on credit facility	—	(5,000)	5,000	—
Payments made in connection with refinancing notes payable	—	—	—	(6,836)
Payment for interest rate cap contract	—	—	—	(307)
Other	—	—	(12)	—
Net cash (used in) provided by financing activities	(3,474)	7,298	(396)	(1,752)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(470)	640	(7,376)	7,369
Cash, beginning of period	21,472	20,832	28,208	20,839
Cash, end of period	$21,002	$21,472	$20,832	$28,208

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$24,004	$8,184	$42,116	$42,852
Income taxes paid	581	—	318	422
Equipment additions under capital leases	3,338	—	3,358	737

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1.       NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself.  Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states throughout the United States.  Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 91 mobile MRI facilities, four PET facilities, one mobile CT facility, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 46 fixed-site MRI centers, 35 multi-modality fixed-site centers and one PET fixed-site center (collectively, fixed-site centers).  At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET, PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.     REORGANIZATION

General Information

On May 29, 2007, Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700).  The filing was in connection with a prepackaged plan of reorganization and related exchange offer.  The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business.  On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code.  The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007, or the effective date. Pursuant to the confirmed plan of reorganization and the related exchange offer, (1) all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s 9.875% senior subordinated notes due 2011, or senior subordinated notes, were cancelled, and (2) holders of InSight’s senior subordinated notes and holders of Holdings’ common stock prior to the effective date received 7,780,000 and 864,444 shares of newly issued Holdings’ common stock, respectively, in each case after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock.

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

References to “Successor” refer to our company on or after August 1, 2007, after giving effect to (1) the cancellation of Holdings’ common stock prior to the effective date; (2) the issuance of new Holdings’ common stock in exchange for all of InSight’s senior subordinated notes and the cancelled Holdings’ common stock; and (3) the application of fresh-start reporting.  References to “Predecessor” refer to our company prior to August 1, 2007.

Liabilities Subject to Compromise

Liabilities subject to compromise are comprised of the following (amounts in thousands):

	Successor	Predecessor
	June 30,	June 30,
	2008	2007
Senior subordinated notes payable	$—	$194,500
Accrued interest expense (1)	—	11,204
	$—	$205,704

(1)          Includes accrued interest from November 1, 2006 to May 29, 2007.

Liabilities subject to compromise refers to pre-petition obligations that were impacted by the reorganization process.  The amounts represented known obligations resolved in connection with the plan of reorganization.  At June 30, 2008, we had a zero balance for liabilities subject to compromise due to Holdings’ and InSight’s emergence from bankruptcy.  Information regarding the discharge of liabilities subject to compromise is included in “Condensed Consolidated Fresh-Start Balance Sheet” below.

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

Predecessor recognized the following reorganization items in its consolidated statement of operations (amounts in thousands):

	Predecessor
	One Month	Year
	Ended	Ended
	July 31, 2007	June 30, 2007

Gain on discharge of debt	$168,248	$—
Revaluation of assets and liabilities	38,674	—
Professional fees	(4,962)	(7,559)
Write-off of deferred financing costs	—	(6,146)
Consent fees	(2,954)	(1,250)
Management incentive	—	(1,698)
Other	(8)	(860)
	$198,998	$(17,513)

Condensed Consolidated Fresh-Start Balance Sheet

Paragraph 36 of SOP 90-7 requires an entity to adopt fresh-start reporting if the reorganization value of the assets of the emerging entity immediately before the consummation of the confirmed plan of reorganization is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.  The Company met both criteria and adopted fresh-start reporting upon Holdings’ and InSight’s emergence from chapter 11.  Fresh-start reporting required us to revalue our assets and liabilities to fair value.  In estimating fair value we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which we adopted in conjunction with our adoption of fresh-start reporting.  SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements (Note 22).

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

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million fell within the range established above, and management believed the estimate was appropriate since the value was primarily derived from the trading value of the common stock and senior subordinated notes as described above.  Management believed that the enterprise value of $360 million best reflected the value of the successor entity because trading activity reflected market based judgments as to the current business and industry challenges the successor entity faces, including negative trends.  Furthermore, in estimating the enterprise value of $360 million management determined that a valuation at the low end of the value range based on the trading price of the common stock was appropriate because (i) a substantial majority of transactions in the common stock from August 3, 2007 through September 30, 2007, were for prices between $4.00 and $5.15 per share, and (ii) there was limited volume in the trading activity in the common stock.   If the long-term debt and capital leases of $322.5 million in aggregate principal amount as of August 1, 2007, the effective date of the plan of reorganization and exchange offer, without giving effect to the net fair value discount associated with InSight’s $315 million in aggregate principal amount of senior secured floating rate notes due 2011, were subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value was $37.5 million.

The foregoing estimates of enterprise value and corresponding equity value, were based upon certain projects and assumptions.  Neither the projections nor the assumptions are incorporated into these consolidated financial statements.

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

•                  Other intangible assets, net.  An adjustment of $5,889 was recorded to recognize identifiable intangible assets.  These intangible assets reflect the estimated fair value of our trademark, wholesale contracts and certificates of need.  These assets will be subject to an annual impairment review (Note 8).

•                  Goodwill.  An adjustment of $45,208 was recorded to reflect reorganization value of the successor equity in excess of the fair value of tangible and identified intangible assets and liabilities.  This amount was determined as the stockholders’ deficit immediately prior to Holdings’ and InSight’s emergence from bankruptcy ($252,130), offset by the gain on discharge of debt ($168,248) and revaluation of assets and liabilities ($38,674).  This amount was subsequently impaired as of June 30, 2008 (Note 8).

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

3.       LIQUIDITY AND CAPITAL RESOURCES

The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of June 30, 2008, we had total indebtedness of approximately $322.4 million in aggregate principal amount, including InSight’s $315 million of senior secured floating rate notes due 2011, or floating rate notes.  We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

During recent years, our financial performance has deteriorated.  We reported net losses of approximately $169.2 million, $99.0 million and $210.2 million for the eleven months ended June 30, 2008 and the years ended June 30, 2007 and 2006, respectively.  We have implemented steps to improve our financial performance, including, leadership changes, a core market strategy and various initiatives in response to this deterioration.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) improvements in our revenue cycle management.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions. We can give no assurance that these steps will be adequate to improve our financial performance.  Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

c.     REVENUE RECOGNITION

Revenues from contract services and from patient services are recognized when services are provided.  Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists.  We report payments made to radiologists on a net basis because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractually agreed upon amounts from collections and (iii) the radiologists bear the risk of non-collection; however, we have entered into arrangements with certain radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate.  With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services.  Contract services revenues are recognized over the applicable contract period.  Revenues collected in advance are recorded as unearned revenue.

d.   CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash equivalents are generally composed of liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper.  As of June 30, 2008, there was restricted cash of approximately $8.1 million, that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the repurchase of floating rate notes.  These funds are classified as restricted cash on our consolidated balance sheet.

e.     TRADE ACCOUNTS RECEIVABLES

We review our trade accounts receivables and our estimates of the allowance for doubtful accounts and contractual adjustments each period.  Contractual adjustments are manual estimates based upon an analysis of (i) historical experience of contractual payments from payors and (ii) the outstanding accounts receivables from payors.  Contractual adjustments are written off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.  Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The provision for doubtful accounts includes amounts to be written-off with respect to (1) specific accounts involving customers, which are financially unstable or materially fail to comply with the payment terms of their contract and (2) other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances.  Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.

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

g.     DEFERRED FINANCING COSTS

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from seven to ten years.  Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations.  During the one month ended July 31, 2007, approximately $7.6 million of deferred financing costs were adjusted as part of our revaluation of assets and liabilities in fresh-start reporting which are included in reorganization items, net in the consolidated statements of operations (Note 2).  During the year ended June 30, 2007 we wrote-off approximately $6.1 million of deferred financing costs associated with our senior subordinated notes, which are included in reorganization items, net in the consolidated statements of operations (Note 2).

h.     SHARE-BASED COMPENSATION

On July 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment”, or SFAS 123R.  SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards.  Because we used the minimum value method of measuring share-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and because we previously met the definition of a nonpublic entity under SFAS 123R, we adopted the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006 (Note 12).

i.      GOODWILL AND OTHER INTANGIBLE ASSETS

As of August 1, 2007, goodwill represented the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting.  We recorded approximately $110.1 million of goodwill upon Holdings’ and InSight’s emergence from bankruptcy (Note 2).  Identified intangible assets consist primarily of our trademark, certificates of need and wholesale contracts.  The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized.  Wholesale contracts are definite-lived intangible assets and are amortized over the expected term of the respective contracts.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.  Wholesale contracts are amortized on a straight-line basis over the estimated lives of the assets.

We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year.  Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that the carrying amount of goodwill and other indefinite-lived assets may not be recoverable.  Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments.  Goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on the relative fair value of the assets and liabilities of the operating segments.  In evaluating goodwill, we complete the two-step goodwill impairment test as required by SFAS 142.  In the first of the two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised value model, as appropriate.  SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment.  If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required.  If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.  The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill.  Impairment losses, if any, are reflected in the consolidated statements of operations.  As of June 30, 2008, based on factors described in Note 8 to the consolidated financial statements, we performed an interim impairment analysis in accordance with SFAS 142 and recognized a non-cash impairment charge in both our reporting units.

We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  As of June 30, 2008, based on factors described in Note 8 to the consolidated financial statements, we performed an interim impairment analysis in accordance with SFAS 144 and recognized a non-cash impairment charge to certain intangible assets in our mobile reporting unit.

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

k.   COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss), and our only other component of comprehensive income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income (loss) are reported in the equity portion of the accompanying consolidated balance sheets as accumulated other comprehensive income.

l.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is estimated using available market information and other valuation methodologies. The fair value of our financial instruments is estimated to approximate the related book value, unless otherwise indicated.

m.            NEW PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, which, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  Upon Holdings’ and InSight’s emergence from bankruptcy, we adopted SFAS 157 (Notes 2 and 22).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  As SFAS 161 only requires enhanced disclosures, it will have no impact on our consolidated financial statements.

5.       TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

	Successor	Predecessor
	June 30,	June 30,
	2008	2007
Trade accounts receivables	$66,277	$87,246
Less: Allowances for professional fees	(7,864)	(10,461)
Allowances for contractual adjustments	(15,401)	(21,454)
Allowances for doubtful accounts	(8,518)	(12,648)
Trade accounts receivables, net	$34,494	$42,683

The allowances for doubtful accounts and contractual adjustments include management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables.  In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program.  In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience.  The amounts we will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowances for doubtful accounts and contractual adjustments in the accompanying consolidated financial statements at June 30, 2008.

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

6.       OTHER CURRENT ASSETS

Other current assets are comprised of the following (amounts in thousands):

	Successor	Predecessor
	June 30,	June 30,
	2008	2007
Prepaid expenses	$5,719	$6,234
Amounts due from our unconsolidated partnerships	2,480	2,101
	$8,199	$8,335

7.       PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	Successor	Predecessor
	June 30,	June 30,
	2008	2007
Vehicles	$1,910	$5,066
Land, building and leasehold improvements	16,623	35,045
Computer and office equipment	14,911	49,674
Diagnostic and related equipment	121,102	245,576
Equipment and vehicles under capital leases	6,357	66,068
	160,903	401,429
Less: Accumulated depreciation and amortization	(47,219)	(256,606)
Property and equipment, net	$113,684	$144,823

Depreciation expense was approximately $50.6 million, $4.4 million, $55.7 million and $61.1 million for the eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007, and for the years ended June 30, 2007 and 2006 (Predecessor), respectively.

8.       GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of fiscal 2008, as a result of our continued declining performance and the declining market values of both our common stock and floating rate notes, we determined that an interim impairment analysis of the fair value of our two reporting units (mobile and fixed) should be performed in accordance with SFAS 142 using a discounted cash flow model and a market multiples model.  We completed our analysis of the fair value of our reporting units utilizing the assistance of an independent valuation firm.  Our analysis of the fair value of our reporting units incorporated the use of a three-year plus terminal value discounted cash flow valuation model, among other valuation methods. The starting point in our discounted cash flow valuation model was our actual financial results for fiscal 2008. The assumptions used in our discounted cash flow valuation model included the following:  (i) market attrition rates applied to revenue ranged from 4.6% to 4.0% in our mobile reporting unit and ranged from 11.4% to 0.0% in our fixed reporting unit; and (ii) operating profit margins ranged from 14.3% to 24.6% in our mobile reporting unit and from 13.1% to 14.1% in our fixed reporting unit.  These market attrition rates and operating profit margins are reflective of the current general economic pressures now impacting us and the overall diagnostic imaging services industry.

Based on our analysis of the fair value of our reporting units, we concluded that impairments had occurred and we recorded a non-cash goodwill impairment charge of approximately $107.4 million related to our reporting units (approximately $44.6 million for our fixed reporting unit and approximately $62.8 million for our mobile reporting unit).  We also recorded a non-cash impairment charge in our mobile reporting unit related to one of our indefinite-lived intangible assets (trademark) of approximately $1.5 million.  Additionally, in accordance with SFAS 144, we considered whether there were any impairments of other long-lived assets included in the fixed and mobile asset groups.  We compared projected undiscounted cash flows for each of the asset groups to the carrying value of the assets, including amortized wholesale contracts and depreciable property and equipment.  In each case, the carrying value of the asset groups exceeded the undiscounted cash flows.  Therefore, the carrying value of the long-lived assets included in the asset groups were compared to their estimated fair values, resulting in a non-cash impairment charge of approximately $7.1 million related to wholesale contracts in our mobile reporting unit.

Finally, we also recorded other than temporary impairments of approximately $3.8 million in our fixed reporting unit related to the fair value in excess of our equity in the net assets of our investment in partnerships that had been recorded in fresh-start reporting.

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

A reconciliation of goodwill for the years ended June 30, 2008 and 2007 is as follows (amounts in thousands):

	Mobile	Fixed	Consolidated
Predecessor
Goodwill, June 30, 2006	$44,172	$50,291	$94,463
Goodwill impairment charge (1)	—	(29,595)	(29,595)
Goodwill, June 30, 2007	44,172	20,696	64,868
Fresh-start reporting adjustment (2)	18,676	26,532	45,208
Goodwill, July 31, 2007	62,848	47,228	110,076

Successor
Sales of centers (3)	—	(2,671)	(2,671)
Goodwill impairment charge (1)	(62,848)	(44,557)	(107,405)
Goodwill, June 30, 2008	$—	$—	$—

(1)         We recorded goodwill impairment charges discussed above.

(2)         Note 2.

(3)         During the eleven months ended June 30, 2008 we sold seven fixed-site centers and our majority ownership interest in a joint venture that operates a fixed-site center.  Goodwill associated with these centers was written-off and is included in loss on sales of centers in the consolidated statement of operations.

The following reconciliation of other intangible assets is as follows (amounts in thousands):

	Successor		Predecessor
	June 30, 2008		June 30, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortized intangible assets:
Managed care contracts	$—	$—	$24,410	$4,202
Wholesale contracts	7,800	1,430	14,006	12,678
	7,800	1,430	38,416	16,880

Indefinite-lived intangible assets:
Trademark	7,400	—	8,680	—
Certificates of need	10,600	—	—	—
Other intangible assets	$25,800	$1,430	$47,096	$16,880

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Wholesale contracts	5 years

Amortization of intangible assets was approximately $3.0 million, $0.1 million, $1.3 million and $3.6 million for the eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007 and for the years ended June 30, 2007 and 2006 (Predecessor), respectively.

Estimated amortization expense for the years ending June 30, are as follows (amounts in thousands):

2009	$1,560
2010	1,560
2011	1,560
2012	1,560
2013	130

9.       ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	Successor	Predecessor
	June 30,	June 30,
	2008	2007
Accounts payable	$1,598	$2,651
Accrued equipment related costs	3,813	3,529
Accrued payroll and related costs	12,839	12,744
Accrued interest expense	4,276	5,289
Accrued professional fees	1,937	2,020
Accrued legal fees	214	3,309
Other accrued expenses	8,444	9,077
	$33,121	$38,619

10.    NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	Successor	Predecessor
	June 30,	June 30,
	2008	2007

Senior secured floating rate notes payable (floating rate notes), bearing interest at LIBOR plus 5.25% (8.12% at June 30, 2008), interest payable quarterly, principal due in November 2011. At June 30, 2008, the fair value of the notes was approximately $128 million.	$315,000	$300,000

Unsecured senior subordinated notes payable (senior subordinated notes).	—	194,500

Revolving credit facility, bearing interest at LIBOR plus 2.5% or prime rate interest payable monthly, principal due in June 2011.	—	5,000

Other notes payable	1,026	1,777

Total notes payable	316,026	501,277
Less: Unamortized discount on floating rate notes	(20,678)	(1,150)
Less: Amounts classified as liabilities subject to compromise	—	(194,500)
Less: Current portion	(624)	(5,737)
Long-term notes payable	$294,724	$299,890

Through InSight, we had outstanding $315 million of aggregate principal amount of senior secured floating rate notes due 2011, or floating rate notes, as of June 30, 2008. The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay a price above the principal amount of the notes. If the redemption or prepayment occurs prior to January 1, 2009, the redemption or prepayment price for floating rate notes would be 103% of the principal amount plus accrued and unpaid interest. If the prepayment occurs on or after January 1, 2009, the redemption or prepayment price would be 102% of the principal amount plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The $315 million of aggregate principal amount of floating rate notes includes $15 million of aggregate principal amount of floating rate notes issued in July 2007, which were issued at 85% of their principal amount. The fair value of the floating rate notes as of June 30, 2008 was approximately $128 million.

Holdings’ and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes. The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain real property, certain contracts and intellectual property and a cash account related to the foregoing but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

Through InSight, we also had outstanding $194.5 million aggregate principal amount of senior subordinated notes. On August 1, 2007, the senior subordinated notes were cancelled and exchanged for Holdings’ common stock as part of Holdings’ and InSight’s plan of reorganization and exchange offer (Note 2).

Through certain of InSight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent. As of June 30, 2008, we had approximately $22.0 million of availability under the credit facility, based on our borrowing base. Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility. All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate. The applicable margin is currently 2.50% per annum; however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if availability under the credit facility plus eligible cash falls below $7.5 million. At June 30, 2008, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $2.3 million outstanding under the credit facility of which approximately $0.3 million were cash collateralized.

The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

In September 2005, through InSight, we repurchased approximately $55.5 million aggregate principal amount of our unsecured senior subordinated notes, or senior subordinated notes, in privately negotiated transactions. We realized a gain of approximately $3.1 million, net of a write-off of deferred financing costs of approximately $2.5 million.

Scheduled maturities of notes payable at June 30, 2008, are as follows for the fiscal years ending (amounts in thousands):

2009	$624
2010	167
2011	180
2012	315,055
$316,026

11.    LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We lease diagnostic equipment, certain other equipment and our office and imaging facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2008 are as follows for the fiscal years ending (amounts in thousands):

	Capital	Operating
2009	$2,160	$13,798
2010	1,880	11,762
2011	1,682	9,458
2012	1,176	6,642
2013	441	2,909
Thereafter	—	3,424
Total minimum lease payments	7,339	$47,993
Less: Amounts representing interest	(965)
Present value of capital lease obligations	6,374
Less: Current portion	(1,743)
Long-term capital lease obligations	$4,631

Accumulated depreciation on assets under capital leases was $1.2 million (Successor) and $11.3 million (Predecessor) at June 30, 2008 and 2007, respectively.

Rental expense for diagnostic equipment and other equipment for the eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007, and for the years ended June 30, 2007 and 2006 (Predecessor), was $9.2 million, $0.8 million, $6.1 million and $3.3 million respectively.

We occupy facilities under lease agreements expiring through October 2017. Some of these lease agreements may include provisions for an increase in lease payments based on the Consumer Price Index or scheduled increases based on a guaranteed minimum percentage or dollar amount. Rental expense for these facilities for the eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007, and for the years ended June 30, 2007 and 2006 (Predecessor), was $7.9 million, $0.7 million, $8.8 million and $8.9 million respectively.

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective. We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

12.    EQUITY AND SHARE-BASED COMPENSATION

Equity

Common stock: Prior to the effective date of the confirmed plan of reorganization, Holdings declared a one for 6.326392 reverse stock split. Common stock as of June 30, 2007 and the weighted average number of common shares outstanding for years ended June 30, 2007 and 2006 have been adjusted to reflect the reverse stock split.

Pursuant to the confirmed plan of reorganization and the related exchange offer, (i) all of Holdings’ common stock, all options for Holdings’ common stock and all of the senior subordinated notes, were cancelled, and (ii) holders of the senior subordinated notes received 7,780,000 shares of newly issued Holdings’ common stock, and holders of Holdings’ common stock prior to the effective date received 864,444 shares of newly issued Holdings’ common stock, in each case after giving effect to the reverse stock split.

Stock options: On April 14, 2008, the board of directors of Holdings adopted the 2008 Director Stock Option Plan and the 2008 Employee Stock Option Plan. The director plan permits the issuance of up to 192,096 shares of Holdings’ common stock to Holdings’ directors, and the employee plan permits the issuance of up to 768,000 shares of Holdings’ common stock to employees and key non-employees of Holdings. Each of the plans will be submitted to Holdings’ stockholders for approval at Holdings’ next annual stockholders meeting.

On April 14, 2008, each of the Company’s non-employee directors were granted options under the director plan to purchase (i) 16,008 shares of Holdings’ common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share. Each set of options becomes exercisable in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010. As of June 30, 2008, options to purchase 192,096 shares of Holdings’ common stock were outstanding under this plan.

As of June 30, 2008, no options had been granted under the employee plan. A form of employee stock option agreement has been adopted for the employee plan providing for the vesting of such options only upon the completion of a refinancing of InSight’s floating rate notes, subject to the requirements that any refinanced or replacement debt must have a maturity of at least five years from the date of original issuance, and the then-existing Holdings’ stockholders must not suffer any dilution as a result of an issuance of equity or equity-related securities in connection with the refinanced or replacement debt. Any determination of whether a refinancing transaction satisfies the vesting requirement for purposes of the granted options will be made by the compensation committee of Holdings’ board of directors, at its sole discretion.

A summary of the status of options for shares of Holdings’ common stock at June 30, 2008, 2007 and 2006 and changes during the periods is presented below:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)
Successor
Outstanding, August 1, 2007	—	$—	$—
Granted	192,096	1.09	1.01
Outstanding, June 30, 2008	192,096	$1.09	$1.01	9.83

Exercisable at June 30, 2008	—	$—

Predecessor
Outstanding, June 30, 2005	97,526	$105.90	$42.07
Granted	53,464	125.39	42.07
Forfeited	(16,676)	122.92	41.63
Outstanding, June 30, 2006	134,314	112.23	42.13
Forfeited	(9,484)	117.54	41.94
Outstanding, June 30, 2007	124,830	111.85	42.13
Forfeited	(124,830)	111.85	42.13
Outstanding, July 31, 2007	—	$—	$—

Exercisable at June 30, 2006	38,160	$85.41
Exercisable at June 30, 2007	46,010	$92.56

Of the options outstanding at June 30, 2008, the characteristics are as follows:

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$1.01	$1.01	—	96,048	9.83 years
1.16	1.16	—	96,048	9.83 years
		—	192,096

Share-based compensation

We account for share-based compensation under SFAS 123R. For the eleven months ended June 30, 2008, we recognized approximately $0.1 million of compensation expense related to stock options in the consolidated statements of operations. There were no options or other forms of share-based payment granted during the one month ended July 31, 2007 and the year ended June 30, 2007, respectively, and no amounts of share-based compensation expense were recognized in the consolidated statements of operations for such periods. For each of the years ended June 30, 2007 and 2006, our net loss would have reflected pro-forma share-based compensation expense of approximately $0.3 million and $0.3 million, respectively.

SFAS 123R requires the use of a valuation model to calculate the fair value of share-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, estimated life and interest rates. The estimated life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The average risk-free rate is based on the ten-year U.S. Treasury security rate in effect as of the grant date. The fair value of each option grant issued is estimated on the date of grant or issuance using the Black-Scholes pricing model with the following assumptions used for grants and issuances in the eleven months ended June 30, 2008 and the year ended June 30, 2006.

	Successor	Predecessor
	Eleven Months
	Ended	Year Ended
	June 30,	June 30,
Assumptions	2008	2006
Weighted average estimated fair value per option granted	$1.01	$42.07
Risk-free interest rate	2.16%	4.06-4.40%
Volatility	113.00%	0.00%
Expected dividend yield	0.00%	0.00%
Estimated life	10.00 years	10.00 years

13.    INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the consolidated financial statements and tax bases of assets and liabilities. For the year ended June 30, 2007, we have provided approximately $1.7 million for tax exposure related to prior years. The provision for income taxes for the eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007 and for the years ended June 30, 2007 and 2006 is as follows (Predecessor) (amounts in thousands):

	Successor	Predecessor
	Eleven Months	One Month
	Ended	Ended
	June 30,	July 31,	Years Ended June 30,
	2008	2007	2007	2006
Current provision:
Federal	$—	$—	$—	$—
State	(72)	62	2,175	400
	(72)	62	2,175	400
Deferred taxes arising from temporary differences:
Federal	(2,059)	(11)	(88)	(15,233)
State	122	11	88	9
Total deferred taxes arising from temporary differences	(1,937)	—	—	(15,224)
Total (benefit) provision for income taxes	$(2,009)	$62	$2,175	$(14,824)

A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Successor	Predecessor
	Eleven Months	One Month
	Ended	Ended
	June 30,	July 31,	Years Ended June 30,
	2008	2007	2007	2006
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	—	—	(2.2)	0.6
Permanent items, including goodwill and non-deductible merger costs	(0.1)	—	(0.2)	(0.1)
Changes in valuation allowance	(33.9)	(34.0)	(29.7)	(15.7)
Impairment of goodwill and other intangible assets	1.1	—	(4.1)	(9.7)
Other, net	—	—	(0.1)	(2.5)
Net effective tax rate	1.1%	—%	(2.3)%	6.6%

The components of our net deferred tax liability (including current and non-current portions) as of June 30, 2008 and 2007, respectively, which arise due to timing differences between financial and tax reporting and net operating loss, or NOL, carryforwards are as follows (amounts in thousands):

	Successor	Predecessor
	June 30,	June 30,
	2008	2007
Accrued expenses	$1,932	$1,576
Property and equipment	(8,690)	(13,283)
Other intangible assets	11,193	14,604
Reserves	4,471	2,718
Investments in partnerships	5,571	3,348
State income taxes	(218)	(85)
NOL carryforwards	52,952	77,034
Other	54	57
Net deferred asset	67,265	85,969
Valuation allowance	(76,280)	(89,441)
	$(9,015)	$(3,472)

As of June 30, 2008, we had federal NOL carryforwards of approximately $133.7 million and various state NOL carryforwards.  These NOL carryforwards expire between 2008 and 2027.  As discussed in Note 2, on August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness became effective.  Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred.  The rules under Internal Revenue Code Section 382 in connection with reorganization and cancellation of indebtedness allow for companies to make an election as to how to compute the annual limitation.  We are in process of finalizing our analysis and will make this election upon filing our federal return for the year ended June 30, 2008.

A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.  Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2008 and 2007 and (3) the available evidence, management determined that is more likely than not that the net deferred tax assets as of the date of applying fresh-start reporting, August 1, 2007, will not be realized.  Consequently, we have a full valuation allowance against such net deferred tax assets as of August 1, 2007.  In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $9.0 million after application of the valuation allowance as of June 30, 2008.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented.  Currently, any future reversals of the valuation allowance, which was recorded as of August 1, 2007 in applying fresh-start reporting, will be recorded as a reduction of goodwill.  However, after adoption of SFAS No. 141(R), “Business Combinations” (Note 4), future reversals of the valuation allowance recorded as of August 1, 2007 will be recorded as an income tax benefit.

On July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return.  There was no cumulative effect adjustment recorded as a result of implementing FIN 48 on July 1, 2007.  The liability for income taxes associated with uncertain tax positions was approximately $1.6 million as of July 1, 2007 and $1.4 million as of June 30, 2008 and is included in other long-term liabilities.  This amount, if not required, would favorably affect our effective tax rate.  We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes.  We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months.  As of June 30, 2008, all material federal and state income tax matters have been concluded through June 30, 2004 and June 30, 2003, respectively.

14.                               RETIREMENT SAVINGS PLAN

InSight has a 401(k) Savings Plan which is available to all eligible employees, pursuant to which InSight matches a percentage of employee contributions.  InSight contributed approximately $1.4 million, $0.1 million, $1.5 million and $1.4 million for the eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007 and for the years ended June 30, 2007 and 2006 (Predecessor).

15.                               INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

We have ownership interests in six partnerships or limited liability companies, which we refer to as partnerships, at June 30, 2008, four of which operate fixed-site centers and two of which operate mobile facilities.  We own between 24% and 50% of these partnerships, and provide certain management services pursuant to contracts or as a managing general partner.  These partnerships are accounted for under the equity method.

Set forth below is certain financial data of these partnerships (amounts in thousands):

	Successor	Predecessor
	June 30,	June 30,
	2008	2007
Combined Financial Position:
Current assets:
Cash	$3,979	$3,334
Trade accounts receivables, net	3,509	3,499
Other	189	218
Property and equipment, net	2,792	3,550
Other assets	400	400
Intangible assets, net	—	2
Total assets	10,869	11,003
Current liabilities	(1,749)	(1,723)
Due to the Company	(2,480)	(1,797)
Long-term liabilities	(257)	(130)
Net assets	$6,383	$7,353

Set forth below are the combined operating results of the partnerships and our equity in earnings of the partnerships (amounts in thousands):

	Successor	Predecessor
	Eleven Months	One Month
	Ended	Ended
	June 30,	July 31,	Years Ended June 30,
	2008	2007	2007	2006
Operating Results:
Revenues	$24,940	$2,159	$28,505	$27,430
Expenses	20,133	1,730	21,026	20,439
Net income	$4,807	$429	$7,479	$6,991

Equity in earnings of unconsolidated partnerships	$1,891	$174	$3,030	$3,072

16.                               RELATED PARTY TRANSACTIONS

We had a management agreement with J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., and Halifax Genpar, L.P., the general partner of Halifax Capital Partners, L.P.  J.W. Childs Advisors II, L.P. and Halifax Genpar, L.P. provided business, management and financial advisory services to InSight and the Company in consideration of (i) an annual fee of $240,000 to be paid to J.W. Childs Advisors II, L.P. and (ii) an annual fee of $60,000 to be paid to Halifax Genpar, L.P.  This management agreement was terminated as of August 1, 2007 in connection with the consummation of the confirmed plan of reorganization.

17.                               SEGMENT INFORMATION

We have two reportable segments:  mobile operations and fixed operations, which are business units defined primarily by the type of service provided.    Mobile operations consist primarily of mobile facilities that generate contract services revenues while fixed operations consist primarily of fixed-site centers that primarily generate patient services revenues.  We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments.    We also do not allocate income taxes to the two segments.  We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands):

Successor

	Mobile	Fixed	Other	Consolidated
Eleven months ended June 30, 2008:
Contract services revenues	$87,973	$20,971	$—	$108,944
Patient services revenues	—	133,641	—	133,641
Total revenues	87,973	154,612	—	242,585
Depreciation and amortization	23,146	25,938	4,614	53,698
Total costs of operations	85,398	139,471	12,162	237,031
Corporate operating expenses	—	—	(25,744)	(25,744)
Equity in earnings of unconsolidated partnerships	150	1,741	—	1,891
Loss on sales of centers	—	(644)	—	(644)
Interest expense, net	(1,857)	(2,606)	(28,017)	(32,480)
Impairment of goodwill and other intangible assets	(71,453)	(48,318)	—	(119,771)
Income (loss) before reorganization items and income taxes	(70,585)	(34,686)	(65,923)	(171,194)

Additions to property and equipment	2,352	3,917	1,993	8,262

Predecessor

	Mobile	Fixed	Other	Consolidated
One month ended July 31, 2007:
Contract services revenues	$8,169	$1,882	$—	$10,051
Patient services revenues	—	12,311	—	12,311
Total revenues	8,169	14,193	—	22,362
Depreciation and amortization	1,958	2,045	465	4,468
Total costs of operations	6,918	11,920	1,712	20,550
Corporate operating expenses	—	—	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	—	174	—	174
Interest expense, net	(243)	(289)	(2,386)	(2,918)
Income (loss) before reorganization items, net and income taxes	1,008	2,158	(5,776)	(2,610)

Additions to property and equipment	—	—	—	—

	Mobile	Fixed	Other	Consolidated
Year ended June 30, 2007:
Contract services revenues	$106,799	$21,894	$—	$128,693
Patient services revenues	—	158,221	—	158,221
Total revenues	106,799	180,115	—	286,914
Depreciation and amortization	25,674	24,898	6,468	57,040
Total costs of operations	91,345	151,447	18,634	261,426
Corporate operating expenses	—	—	(25,496)	(25,496)
Equity in earnings of unconsolidated partnerships	—	3,030	—	3,030
Interest expense, net	(4,014)	(4,227)	(44,539)	(52,780)
Impairment of goodwill and other intangible assets	—	(29,595)	—	(29,595)
Income (loss) before reorganization items and income taxes	11,440	(2,124)	(88,669)	(79,353)

Additions to property and equipment	2,918	10,767	2,478	16,163

	Mobile	Fixed	Other	Consolidated
Year ended June 30, 2006:
Contract services revenues	$113,757	$20,649	$—	$134,406
Patient services revenues	904	170,988	—	171,892
Total revenues	114,661	191,637	—	306,298
Depreciation and amortization	30,565	25,280	9,007	64,852
Total costs of operations	97,586	154,377	19,309	271,272
Corporate operating expenses	—	—	(23,655)	(23,655)
Equity in earnings of unconsolidated partnerships	—	3,072	—	3,072
Interest expense, net	(6,131)	(5,748)	(38,875)	(50,754)
Gain on repurchase of notes payable	—	—	3,076	3,076
Loss on dissolution of partnership	(1,000)	—	—	(1,000)
Impairment of goodwill and other intangible assets	(63,938)	(126,869)	—	(190,807)
Loss before income taxes	(53,994)	(92,285)	(78,763)	(225,042)

Additions to property and equipment	12,517	12,798	5,612	30,927

18.                               RESULTS OF QUARTERLY OPERATIONS (unaudited)

	Predecessor	Successor
	One Month	Two Months
	Ended	Ended
	July 31,	September 30,	Second	Third	Fourth
	2007	2007	Quarter	Quarter	Quarter	Total
	(amounts in thousands, except per share data)

2008:
Revenues	$22,362	$45,390	$67,038	$65,385	$64,772	$242,585
Gross profit (loss)	1,812	2,676	2,067	(1,357)	2,168	5,554
Net income (loss)	196,326	(7,985)	(14,053)	(19,376)	(127,771)	(169,185)
Basic and diluted net income (loss) per common share	227.23	(0.92)	(1.63)	(2.24)	(14.78)	(19.57)

	Predecessor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands, except per share data)
2007:
Revenues	$73,672	$71,966	$70,065	$71,211	$286,914
Gross profit	6,583	4,543	6,890	7,472	25,488
Net loss	(12,132)	(43,546)	(11,474)	(31,889)	(99,041)
Basic and diluted net loss per common share	(14.04)	(50.40)	(13.28)	(36.91)	(114.63)

19.                               HEDGING ACTIVITIES

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

We had an interest rate cap contract with notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  In February 2008, we entered into an interest rate hedging contract with Bank of America, N.A.  The contract effectively provides us with an interest rate collar. The notional amount to which the contract applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the contract are secured on a pari passu basis by the same collateral that secures our credit facility, and the contract is cross-defaulted to our credit facility. The stated term of the contract is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our lenders under the credit facility. We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss).  As of June 30, 2008, the contract had an asset fair value of approximately $1.0 million.

20.                               COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007 and the years ended June 30, 2007 and 2006 (Predecessor), respectively (amounts in thousands):

	Successor	Predecessor
	Eleven Months	One Month
	Ended	Ended
	June 30,	July 31,	Years Ended June 30,
	2008	2007	2007	2006

Net (loss) income	$(169,185)	$196,326	$(99,041)	$(210,218)
Unrealized gain (loss) attributable to change in fair value of interest rate contracts	1,001	—	(498)	601
Comprehensive (loss) income	$(168,184)	$196,326	$(99,539)	$(209,617)

21.                               (LOSS) INCOME PER COMMON SHARE

We report basic and diluted earnings per share, or EPS, for our common stock.  Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period.  Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options.  There were no adjustments to net (loss) income (the numerator) for purposes of computing EPS.   Due to the net losses reported for the eleven months ended June 30, 2008 (Successor), the years ended June 30, 2007 and 2006 (Predecessor), and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.

22.                               FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis consist of an interest rate collar contract, which is included in other assets.  Assets and liabilities measured at fair value in connection with our interim evaluation of tangible assets, goodwill and intangible assets during the fourth quarter of fiscal 2008 are also summarized below, as well as the fair value of the floating rate notes, which is disclosed in Note 10 (amounts in thousands):

		Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	June 30,	identical assets	inputs	inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3) (1)	Technique
Property and equipment	$113,684	$—	$—	$113,684	(b)
Investments in partnerships	6,794	—	—	6,794	(c)
Other assets	1,001	—	1,001	—	(a)
Indefinite-lived intangible assets (2)	18,000	—	—	18,000	(c)
Definite-lived intangible assets (2)	7,800	—	—	7,800	(c)
Goodwill	—	—	—	—	(c)
Floating rate notes	128,000	128,000	—	—	(a)

Assets and liabilities measured at fair value in connection with our annual evaluation of goodwill and intangible assets during the second quarter of fiscal 2008 (amounts in thousands):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs	Valuation
	2007	(Level 1)	(Level 2)	(Level 3) (1)	Technique
Indefinite-lived intangible assets (2)	$19,500	$—	$—	$19,500	(c)
Definite-lived intangible assets (2)	15,125	—	—	15,125	(c)

Assets and liabilities measured at fair value in connection with our adoption of fresh-start reporting (amounts in thousands):

		Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	August 1,	identical assets	inputs	inputs	Total	Valuation
	2007	(Level 1)	(Level 2)	(Level 3) (1)	Gain (loss)	Technique
Property and equipment	$158,640	$—	$—	$158,640	$18,295	(b)
Investments in partnerships	11,227	—	—	11,227	7,698	(b)(c)
Interest rate cap contract	144	144	—	—	(11)	(a)
Indefinite-lived intangible assets (2)	19,500	—	—	19,500	(4,931)	(c)
Definite-lived intangible assets (2)	16,500	—	—	16,500	10,820	(c)
Floating rate notes	289,800	289,800	—	—	21,981	(a)
Capital lease obligations and other notes payable	7,536	—	7,536	—	—	(b)

(1)          These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenues, cash flows and market conditions.  These cash flows were then discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money (Note 2).

(2)          Note 8.

23.                               SUBSEQUENT EVENT

On September 24, 2008, we purchased $2.5 million in principal amount of the floating rate notes for approximately $1.1 million.

24.                               SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Holdings’ and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the floating rate notes (Note 10).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to Holdings are restricted under the agreements governing our material indebtedness.  This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

JUNE 30, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,934	$3,068	$—	$21,002
Trade accounts receivables, net	—	—	29,517	4,977	—	34,494
Other current assets	—	—	7,865	334	—	8,199
Intercompany accounts receivable	38,473	293,321	7,400	—	(339,194)	—
Total current assets	38,473	293,321	62,716	8,379	(339,194)	63,695
Property and equipment, net	—	—	98,700	14,984	—	113,684
Cash, restricted	—	—	8,072	—	—	8,072
Investments in partnerships	—	—	6,794	—	—	6,794
Investments in consolidated subsidiaries	(169,185)	(168,184)	11,408	—	325,961	—
Other assets	—	—	1,076	—	—	1,076
Goodwill and other intangible assets, net	—	—	18,562	5,808	—	24,370
	$(130,712)	$125,137	$207,328	$29,171	$(13,233)	$217,691

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$180	$2,187	$—	$2,367
Accounts payable and other accrued expenses	—	—	31,678	1,443	—	33,121
Intercompany accounts payable	—	—	331,794	7,400	(339,194)	—
Total current liabilities	—	—	363,652	11,030	(339,194)	35,488
Notes payable and capital lease obligations, less current portion	—	294,322	753	4,280	—	299,355
Other long-term liabilities	—	—	11,107	2,453	—	13,560
Stockholders’ equity (deficit)	(130,712)	(169,185)	(168,184)	11,408	325,961	(130,712)
	$(130,712)	$125,137	$207,328	$29,171	$(13,233)	$217,691

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$96,364	$12,580	$—	$108,944
Patient services	—	—	115,384	18,257	—	133,641
Total revenues	—	—	211,748	30,837	—	242,585
Costs of operations	—	—	204,050	32,981	—	237,031
Gross profit (loss)	—	—	7,698	(2,144)	—	5,554
Corporate operating expenses	—	—	(25,744)	—	—	(25,744)
Equity in earnings of unconsolidated partnerships	—	—	1,891	—	—	1,891
Interest expense, net	—	—	(31,888)	(592)	—	(32,480)
Loss on sales of centers	—	—	(644)	—	—	(644)
Impairment of goodwill and other intangible assets	—	—	(119,771)	—	—	(119,771)
Loss before income taxes	—	—	(168,458)	(2,736)	—	(171,194)
Benefit for income taxes	—	—	(2,009)	—	—	(2,009)
Loss before equity in loss of consolidated subsidiaries	—	—	(166,449)	(2,736)	—	(169,185)
Equity in loss of consolidated subsidiaries	(169,185)	(169,185)	(2,736)	—	341,106	—
Net loss	$(169,185)	$(169,185)	$(169,185)	$(2,736)	$341,106	$(169,185)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$120,765	$7,928	$—	$128,693
Patient services	—	—	132,391	25,830	—	158,221
Total revenues	—	—	253,156	33,758	—	286,914
Costs of operations	—	—	228,583	32,843	—	261,426
Gross profit	—	—	24,573	915	—	25,488
Corporate operating expenses	—	—	(25,496)	—	—	(25,496)
Equity in earnings of unconsolidated partnerships	—	—	3,030	—	—	3,030
Interest expense, net	—	—	(51,960)	(820)		(52,780)
Impairment of goodwill	—	—	(29,595)	—	—	(29,595)
(Loss) income before reorganization items and income taxes	—	—	(79,448)	95	—	(79,353)
Reorganization items, net	—	—	(17,513)	—	—	(17,513)
(Loss) income before income taxes	—	—	(96,961)	95	—	(96,866)
Provision for income taxes	—	—	2,175	—	—	2,175
(Loss) income before equity in income of consolidated subsidiaries	—	—	(99,136)	95	—	(99,041)
Equity in (loss) income of consolidated subsidiaries	(99,041)	(99,041)	95	—	197,987	—
Net (loss) income	$(99,041)	$(99,041)	$(99,041)	$95	$197,987	$(99,041)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2006

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$127,092	$7,314	$—	$134,406
Patient services	—	—	142,755	29,137	—	171,892
Total revenues	—	—	269,847	36,451	—	306,298
Costs of operations	—	—	237,060	34,212	—	271,272
Gross profit	—	—	32,787	2,239	—	35,026
Corporate operating expenses	—	—	(23,655)	—	—	(23,655)
Equity in earnings of unconsolidated partnerships	—	—	3,072	—	—	3,072
Interest expense, net	—	—	(49,756)	(998)		(50,754)
Gain on repurchase of notes payable	—	3,076	—	—		3,076
Loss on dissolution of partnership	—	—	(1,000)	—		(1,000)
Impairment of goodwill and other intangible assets	—	—	(190,807)	—	—	(190,807)
Income (loss) before income taxes	—	3,076	(229,359)	1,241	—	(225,042)
Benefit for income taxes	—	—	(14,824)	—	—	(14,824)
Income (loss) before equity in (loss) income of consolidated subsidiaries	—	3,076	(214,535)	1,241	—	(210,218)
Equity in (loss) income of consolidated subsidiaries	(210,218)	(213,294)	1,241	—	422,271	—
Net (loss) income	$(210,218)	$(210,218)	$(213,294)	$1,241	$422,271	$(210,218)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net loss	$(169,185)	$(169,185)	$(169,185)	$(2,736)	$341,106	$(169,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cash used for reorganization items	—	—	4,764	—	—	4,764
Depreciation and amortization	—	—	47,623	6,075	—	53,698
Amortization of bond discount	—	—	4,522	—	—	4,522
Share-based compensation	—	—	15	—	—	15
Equity in earnings of unconsolidated partnerships	—	—	(1,891)	—	—	(1,891)
Distributions from unconsolidated partnerships	—	—	2,563	—	—	2,563
Loss on sales of centers	—	—	644	—	—	644
Impairment of goodwill and other intangible assets	—	—	119,771	—	—	119,771
Deferred income taxes	—	—	(1,864)	—	—	(1,864)
Equity in loss of consolidated subsidiaries	169,185	169,185	2,736	—	(341,106)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	6,785	894	—	7,679
Intercompany receivables, net	—	—	1,893	(1,893)	—	—
Other current assets	—	—	(742)	(56)	—	(798)
Accounts payable and other accrued expenses	—	—	(4,895)	144	—	(4,751)
Net cash provided by operating activities before reorganization items	—	—	12,739	2,428	—	15,167
Cash used for reorganization items	—	—	(4,764)	—	—	(4,764)
Net cash provided by operating activities	—	—	7,975	2,428	—	10,403

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	9,050		—	9,050
Increase in restricted cash	—	—	(8,072)		—	(8,072)
Additions to property and equipment	—	—	(7,798)	(464)	—	(8,262)
Other	—	—	132	(247)	—	(115)
Net cash provided by (used in) investing activities	—	—	(6,688)	(711)	—	(7,399)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(1,689)	(1,785)	—	(3,474)
Net cash used in financing activities	—	—	(1,689)	(1,785)	—	(3,474)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(402)	(68)	—	(470)
Cash, beginning of period	—	—	18,336	3,136	—	21,472
Cash, end of period	$—	$—	$17,934	$3,068	$—	$21,002

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE ONE MONTH ENDED JULY 31, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	3,263	—	—	3,263
Noncash reorganization items	—	(168,248)	(38,777)	—	—	(207,025)
Depreciation and amortization	—	—	3,956	512	—	4,468
Amortization of deferred financing costs	—	—	145	—	—	145
Equity in earnings of unconsolidated partnerships	—	—	(174)	—	—	(174)
Distributions from unconsolidated partnerships	—	—	58	—	—	58
Equity in loss income of consolidated subsidiaries	(196,326)	(28,078)	(17)	—	224,421	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	223	287	—	510
Intercompany receivables, net	—	(7,768)	8,208	(440)	—	—
Other current assets	—	—	425	(38)	—	387
Accounts payable and other accrued expenses	—	—	(1,614)	80	—	(1,534)
Net cash (used in) provided by operating activities before reorganization items	—	(7,768)	3,774	418	—	(3,576)
Cash used for reorganization items	—	—	(3,263)	—	—	(3,263)
Net cash (used in) provided by operating activities	—	(7,768)	511	418	—	(6,839)

INVESTING ACTIVITIES:
Other	—	—	171	10	—	181
Net cash provided by investing activities	—	—	171	10	—	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(306)	(164)	—	(470)
Principal payments on credit facility	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of notes payable	—	12,768	—	—	—	12,768
Net cash provided by (used in) financing activities	—	7,768	(306)	(164)	—	7,298

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	376	264	—	640
Cash, beginning of period	—	—	17,960	2,872	—	20,832
Cash, end of period	$—	$—	$18,336	$3,136	$—	$21,472

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2007

(Amounts in thousands)

(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(99,041)	$(99,041)	$(99,041)	$95	$197,987	$(99,041)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	11,367			11,367
Write-off of deferred financing costs, included in reorganization items	—	—	6,146			6,146
Depreciation and amortization	—	—	51,308	5,732	—	57,040
Amortization of deferred financing costs	—	—	3,158	—	—	3,158
Equity in earnings of unconsolidated partnerships	—	—	(3,030)	—	—	(3,030)
Distributions from unconsolidated partnerships	—	—	3,008	—	—	3,008
Impairment of goodwill	—	—	29,595	—	—	29,595
Equity in (loss) income of consolidated subsidiaries	99,041	99,041	(95)	—	(197,987)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,015	(8)	—	1,007
Intercompany receivables, net	—	(5,325)	5,084	241	—	—
Other current assets	—	—	(112)	193	—	81
Accounts payable, other accrued expenses and accrued interest subject to compromise	—	—	11,352	(251)	—	11,101
Net cash (used in) provided by operating activities before reorganization items	—	(5,325)	19,755	6,002	—	20,432
Cash used for reorganization items	—	—	(11,367)	—	—	(11,367)
Net cash (used in) provided by operating activities	—	(5,325)	8,388	6,002	—	9,065

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(11,074)	(5,089)	—	(16,163)
Other	—	118	63	(63)	—	118
Net cash provided by (used in) investing activities	—	118	(11,011)	(5,152)	—	(16,045)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	207	(5,348)	(1,388)	—	(6,529)
Proceeds from issuance of notes payable	—	—	—	1,145	—	1,145
Borrowings on revolving credit facility	—	5,000	—	—	—	5,000
Other	—	—	(13)	1	—	(12)
Net cash provided by (used in) financing activities	—	5,207	(5,361)	(242)	—	(396)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(7,984)	608	—	(7,376)
Cash, beginning of year	—	—	25,944	2,264	—	28,208
Cash, end of year	$—	$—	$17,960	$2,872	$—	$20,832

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

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer.  As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance of with authorization of management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on its financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

ITEM 9B.                    OTHER INFORMATION

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and positions of our directors and executive officers (as defined by Rule 3b-7 of the Exchange Act) as of September 15, 2008:

Name	Age	Title

Wayne B. Lowell	53	Chairman of the Board and Director

Louis E. Hallman, III	49	President and Chief Executive Officer and Director

Patricia R. Blank	58	Executive Vice President - Revenue Cycle Management

Donald F. Hankus	54	Executive Vice President and Chief Information Officer of InSight

Mitch C. Hill	48	Executive Vice President and Chief Financial Officer

Eugene Linden	61	Director

Marilyn U. MacNiven-Young	57	Executive Vice President, General Counsel and Secretary

Richard Nevins	61	Director

James A. Ovenden	45	Director

Bernard J. O’Rourke	48	Executive Vice President and Chief Operating Officer

Keith E. Rechner	50	Director

Steven G. Segal	48	Director

Wayne B. Lowell has been a member of our Board of Directors since August 1, 2007 and our Chairman since August 7, 2007.  From late 2007 to 2008, he was Chief Executive Officer of Wellmed Medical Management, Inc.  Since 1998, he has been President of Jonchra Associates, LLC, which provides strategic and operating advice to senior management of private-equity funded and publicly held entities.  Mr. Lowell worked at PacifiCare Health Systems from 1986 to 1998, most recently holding the positions of Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

Louis E. Hallman, III has been our President and Chief Executive Officer and a member of our Board of Directors since April 7, 2008.  Mr. Hallman served as our Interim Chief Operating Officer from October 26, 2007 through April 7, 2008.  From August 10, 2005 until April 7, 2008, he was InSight’s Executive Vice President and Chief Strategy Officer.  Prior to these appointments, Mr. Hallman was the President of Right Manufacturing LLC, a specialty manufacturer, from January 2003 through January 2005.  From January 2002 until January 2003, Mr. Hallman was a private investor and reviewed various business opportunities.  From August 1999 through January 2002, he was President and CEO of Homesquared Inc., a supplier of web-based software applications to production homebuilders.  In July 1989, Mr. Hallman co-founded TheraTx, Inc., which became a diversified healthcare services company listed on NASDAQ.  While at TheraTx, he served as Vice President Corporate Development until its sale in April 1997.  He currently serves on the Board of Directors of VeriCare Management, Inc., a provider of behavioral solutions to the long-term care industry.

Patricia R. Blank has been our Executive Vice President - Revenue Cycle Management since May 15, 2008.  From March 28, 2006 through May 15, 2008 she was InSight’s Executive Vice President-Clinical Services and Support.  She was InSight’s Executive Vice President-Enterprise Operations from October 22, 2004 to March 28, 2006.  She was InSight’s Executive Vice President and Chief Information Officer from September 1, 1999 to October 22, 2004.

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

Mitch C. Hill has been our Executive Vice President and Chief Financial Officer since January 10, 2005.  Prior to this appointment, Mr. Hill was President and Chief Executive Officer of BMS Reimbursement Management, a provider of outsourced billing and collection, accounts receivable and practice management services, from April 2001 to December 2004.  Prior to that, he held the following positions with Buy.Com Inc., a multi-category Internet superstore, Chief Financial Officer from November 1999 to April 2000 and President and Chief Financial Officer from April 2000 to February 2001.  Pursuant to a separation agreement dated June 27, 2008, Mr. Hill’s employment with InSight will terminate effective October 31, 2008.

Eugene Linden has been a member of our Board of Directors since August 1, 2007.  He has been the Chief Investment Strategist of Bennett Management Corporation, a family of investment funds, since 1995.  From 1987 to 1995, Mr. Linden was a senior writer at TIME Magazine.  Mr. Linden currently serves as a director of Cibus Genetics LLC and Syratech Corporation.

Marilyn U. MacNiven-Young has been our Executive Vice President, General Counsel and Secretary since February 11, 2002 and Executive Vice President, General Counsel and Secretary of InSight since August 1998.  From February 1996 through July 1998, she was an independent consultant to InSight.  From September 1994 through June 1995, she was Senior Vice President and General Counsel of Abbey Healthcare Group, Inc., a home healthcare company. From 1991 through 1994, Ms. MacNiven-Young served as General Counsel of American Health Services Corp., a predecessor of InSight.  Pursuant to a separation agreement dated May 15, 2008, Ms. MacNiven-Young’s employment with InSight will terminate effective October 31, 2008.

Richard Nevins has been a member of our Board of Directors since August 1, 2007. From October 26, 2007 to April 7, 2008, Mr. Nevins served as our Interim Chief Executive Officer. From July 2007 through September 2007, he served as the interim Chief Executive Officer for US Energy Services, Inc. (“USEY”).  He also was an independent advisor after his retirement in 2007 from Jefferies & Company, Inc. (“Jefferies”) until he rejoined Jefferies in May 2008 as a managing director.  From 1998 until his retirement in 2007, Mr. Nevins was a managing director and co-head of the recapitalization and restructuring group at Jefferies. Mr. Nevins currently serves as a director of DayStar Technologies, Inc., Aurora Trailer Holdings and SPELL C LLC. After Mr. Nevins left USEY, on January 9, 2008, USEY and two of its subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York.

James A. Ovenden has been a member of our Board of Directors since August 1, 2007. From 2004 until December 31, 2007, he was the Chief Financial Officer and a founding principal of OTO Development, LLC (“OTO”), a hospitality development company established in 2004. Since January 2008, he has been an advisor to OTO.  Mr. Ovenden has also served as a principal consultant with CFO Solutions of SC, LLC since 2002.  Mr. Ovenden was the Chief Financial Officer of Extended Stay America, Inc. from January 2004 to May 2004 and held various positions at CMI Industries, Inc. from 1987 to 2002, including Chief Financial Officer. Mr. Ovenden currently serves as a director, and as chairman of the audit committee of the board of directors, of Polymer Group, Inc.

Bernard J. O’Rourke has been our Executive Vice President and Chief Operating Officer since May 15, 2008.  From March 28, 2006 until May 15, 2008, Mr. O’Rourke served as the Senior Vice President and General Manager, Eastern Division of InSight Health Corp., a subsidiary of InSight.  From January 17, 2005 to March 26, 2006, Mr. O’Rourke served as the Area Vice President-Enterprise Operations, Northeast of InSight Health Corp.  From September 2004 until joining InSight Health Corp., Mr. O’Rourke was a consultant involved with laboratory operations and drug abuse collections.  From September 2002 to September 2004, he was a director of operations for Radiologix, a provider of medical imaging services.

Keith E. Rechner has been a member of our Board of Directors since August 1, 2007.  Mr. Rechner is also currently a financial advisor with AXA Advisors, a position he has held since 1997.  He also is a member of the operating committee of United Wealth Strategies LLC, a financial and consulting services company. He was Chief Executive Officer and President of Benefit Advisors, Inc., an employee benefits consulting firm, from January 1997 through December 2007. Mr. Rechner served as the Regional Vice President of Tax Sheltered Markets for AXA Advisors from 2002 to 2005 and Vice President of Traditional Markets for AXA Advisors from 2000 to 2002.  From 1993 to 1996, Mr. Rechner held various positions with VHA Great Rivers, Inc./Great Rivers Network, including President and Chief Executive Officer, Great Rivers Network, Chief Operating Officer, Integrated Benefit Services (IBS) and Vice President, Managed Care.

Steven G. Segal has been a member of our Board of Directors since October 17, 2001.  He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1995.  Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director.  Since 2006, Mr. Segal has been an Executive-in-Residence/Lecturer at Boston University’s Graduate School of Management.  He is also a director of The NutraSweet Company, Fitness Quest Inc., WS Packaging Group, Inc. and Round Grille, Inc. (d/b/a FIRE + iCE).

Audit Committee

The Audit Committee is comprised of James A. Ovenden (Chairman), Wayne B. Lowell and Richard Nevins.  The Board of Directors has concluded that Messrs. Ovenden, Lowell and Nevins are each “independent” as that term is defined in the rules of the NASDAQ Stock Market.  The Board of Directors has determined that Messrs. Ovenden and Lowell are each “audit committee financial experts” as that term has been defined by the SEC.  While Mr. Nevins served as our Interim Chief Executive Officer, Mr. Rechner served on the Audit Committee in place of Mr. Nevins.

The Audit Committee has adopted a written charter, which is available on our website at the following internet address http://www.insighthealth.com/executives.asp?link=executives.  The charter should not be considered as part of this Form 10-K.  The Audit Committee charter provides that the Audit Committee will:

•                  Prepare the audit committee report required by SEC rules to be included in the Company’s annual proxy statement.

•                  Assist the Board of Directors in fulfilling its responsibility to oversee management regarding:

•                  the conduct and integrity of the Company’s financial reporting to any governmental or regulatory body, stockholders, other users of the Company’s financial reports, and the public;

•                  the Company’s legal and regulatory compliance;

•                  the qualifications, engagement, compensation, independence, and performance of the Company’s independent registered public accounting firm, its conduct of the annual audit of the Company’s consolidated financial statements, and its engagement to provide any other services; and

•                  the performance of the Company’s internal audit function and systems of internal control over financial reporting and disclosure controls and procedures.

•                  Maintain through regularly-scheduled meetings, a line of communication between the Board of Directors and the Company’s management, internal auditor and the independent registered public accounting firm.

The Audit Committee of the Board of Directors approved PricewaterhouseCoopers LLP (“PWC”) as our independent registered public accountants for the year ended June 30, 2008 and PWC’s review of our interim condensed consolidated financial statements for the quarter ending September 30, 2008.  PWC has been our independent registered public accounting firm since 2002.

Compensation Committee

The Compensation Committee consists of Keith E. Rechner (Chairman), James A. Ovenden and Steven G. Segal.  The Compensation Committee assists the Board of Directors by ensuring that our executives are compensated in accordance with our total compensation objectives and executive compensation policy.  The Board of Directors has established a charter for the Compensation Committee, which is available on our website at the following internet address http://www.insighthealth.com/executives.asp?link=executives.  The charter should not be considered as part of this Form 10-K.  The charter provides that the Compensation Committee will:

•                  review the compensation of the Chief Executive Officer;

•                  administer the Company’s stock option or other equity-based compensation plans and programs; and

•                  oversee the Company’s management compensation and benefits policies, including both qualified and non-qualified plans.

Nomination of Directors

We have not established a Nominating Committee and currently have no plans to do so.  Our current practice is for the entire Board of Directors to evaluate the merits of director nominees based on the experience of the nominee in our industry, the nominee’s prior experience as a director of a company similar to ours and on other attributes we deem desirable in a director of the Company.  Our bylaws also permit our common stockholders to nominate candidates as directors of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives

The Compensation Committee believes that compensation paid to our executive officers should be closely aligned with our performance on both a short-term and long-term basis, linked to specific, measurable results intended to create value for stockholders, and should assist us in attracting and retaining key executives critical to our long-term success. Accordingly, compensation for all our executive officers is designed to be significantly performance-based and provide competitive compensation for targeted performance and exceptional compensation for exceptional performance.

More generally, our compensation program strives to achieve the following objectives:

•                  attract and retain individuals of superior ability and managerial talent who can successfully define, implement and execute our corporate strategies and business objectives;

•                  provide total executive compensation that is competitive with our peer group of healthcare services companies of comparable size (as discussed below, “our peer group”) in annual base salary and annual and long-term incentives;

•                  ensure executive compensation is aligned with our corporate strategies, business objectives and stockholders;

•                  increase the annual and long-term incentives to achieve key strategic and financial performance measures by linking those incentives to the achievement of such goals; and

•                  enhance the long-term incentives to increase our stock price and maximize stockholder value, as well as promote the retention of key executives, by providing a portion of total executive compensation in the form of equity awards.

Within our performance-based compensation program, we aim to compensate executives in a manner that is tax effective for us. In practice, all of the annual compensation delivered by us is tax-qualified under Section 162(m) of the Code.

The components of our compensation program include the following:

•                  annual base salary;

•                  annual cash incentive awards in accordance with our executive management incentive compensation plans;

•                  long-term equity awards, in accordance with our 2008 Employee Stock Option Plan (“Employee Stock Option Plan”), in an amount of approximately 8% of the Company’s issued and outstanding common stock; and

•                  additional benefits and perquisites.

Each component is further described below.

The Process for Determination of Compensation Awards

The Compensation Committee has the primary authority to determine and, in the case of non-chief executive officer compensation, to recommend to the Board of Directors the compensation awards to be provided to our executive officers. Total compensation is allocated based on the appropriate balance between short-term and long-term incentives to align the interests of our executive officers with our corporate strategies, business objectives and stockholders. To aid the Compensation Committee in making its determinations, our President and Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all executive officers, excluding himself.

In connection with the determination of compensation awards for our executive officers, the performance of each member of our executive management team is evaluated by our President and Chief Executive Officer. The performance of our executive management team, and our President and Chief Executive Officer’s assessment of that performance, is reviewed annually by the Compensation Committee when making its compensation award determinations.

Compensation Benchmarking and Peer Group

For each executive officer, in determining base salaries and target incentive award percentages (as described below), the Compensation Committee considers the compensation offered by our peer group. This approach enables us to offer a competitive compensation program to our executive officers to retain their services and also ensures that our cost structure will allow us to remain competitive in our markets. In determining annual compensation awards, the Compensation Committee aims to provide aggregate compensation that is competitive with cash compensation of executive officers performing similar job functions at companies in our peer group.

In August 2007, the Compensation Committee retained an independent compensation consultant, Towers Perrin, to work with management and the Compensation Committee to develop a comprehensive compensation program. The consultant engaged by the Compensation Committee is an independent consultant with expertise regarding compensation matters in the healthcare services industry. The Compensation Committee evaluated a number of factors, including total cash compensation, prior equity awards, and the relative experience and responsibilities of our executive officers, in determining a compensation program for our executive officers relative to the market. The consultant provided data and analysis to management and the Compensation Committee with respect to competitive practices and the amounts and nature of compensation paid to executives in our peer group, which we collectively refer to in this discussion as the 2008 Report. The components of the executive compensation program described below were determined in part by our Compensation Committee with the assistance of the consultant in February 2008. The Compensation Committee believes that the structure of our executive compensation, including annual base salary, annual incentive compensation awards and periodic equity awards, is comparable to the compensation structures of our peer group.

The peer group used in the 2008 Report was comprised of the following 19 companies: Air Methods Corporation, Alliance Imaging, Inc., Amsurg Corporation, Bio-Reference Laboratories, Inc., Continucare Corp., Dialysis Corporation of America, Hanger Orthopedic Group Inc., HealthTronics, Inc., Healthways Inc., Matria Healthcare, Inc., Medcath Corporation, MEDTox Scientific, Inc., NightHawk Radiology Holdings, Inc., Poly-Seal Corp., Radiation Therapy Services, Inc., Radnet, Inc., Rehabcare Group Inc., Rural/Metro Corp., and US Physical Therapy Inc. The Compensation Committee believes that this group of companies provides an appropriate peer group because the companies are primarily engaged in healthcare services and related businesses and the 2006 annual revenues of the companies fell within a range of $62.5 million to $456 million which is comparable to our fiscal 2006 revenues ($306 million).

Annual Base Salary

Base salaries for executive officers are established based on the scope of their responsibilities, individual contribution, prior experience, sustained performance, competitive salary levels within our peer group, and our annual operating plan. Based on the 2008 Report, base salaries for our executive officers in fiscal 2008 are competitive to our peer group. Decisions regarding increases in base salary each year are based significantly on individual performance, as assessed by the Compensation Committee with input from our President and Chief Executive Officer (with respect to executives other than himself and other facts as described above). Any increases approved by the Compensation Committee are discretionary and there are no formulaic base salary increases provided to executive officers.

Mr. Hallman’s base salary was increased 25% in October 2007 when he assumed increased responsibilities as our Interim Chief Operating Officer. In setting the compensation of Mr. Hallman when he was appointed our President and Chief Executive Officer in April 2008, the Compensation Committee reviewed the 2008 Report and used it as a general point of reference in evaluating the competitive market. As a result his base salary was increased by a further 14%.

Our Compensation Committee will review the 2008 Report and use it in connection with base salary increases for fiscal 2009. No increases in annual base salaries have been recommended to or approved by the Board of Directors for fiscal 2009.

In determining the compensation of our executive officers for fiscal 2008, the Compensation Committee did not have the benefit of the 2008 Report and determined on the recommendation of our then President and Chief Executive Officer, to increase annual base salary levels by 2.25%.

Annual Cash Incentive Awards

Fiscal 2008 and 2007. Pursuant to their employment agreements, each executive officer is eligible for a cash incentive award of up to a certain percentage of the executive’s annual base salary. Historically, the Board of Directors approves annually a management incentive compensation plan which is tied directly to key measures of our annual operating plan. In connection with his appointment as President and Chief Executive Officer and a director of the Company, Mr. Hallman’s targeted cash incentive award was increased to 50% of his annual base salary from 40% of his annual base salary, and for fiscal 2008, the targeted cash incentive award for Mr. Hill and Ms. Blank was equal to 40% of his or her annual base salary. For fiscal 2008, pursuant to the 2008 Executive Management Incentive Compensation Plan, 75% of the targeted cash incentive award is based on the Company’s financial performance, and 25% of the targeted cash incentive award is based upon the discretion of the Compensation Committee.  Annual targets for the determination of the cash incentive awards are based on financial performance targets, which have been approved by the Compensation Committee and are generally considered by the Compensation Committee to be reasonably attainable.

The financial performance target for fiscal 2008 was tied to an Adjusted EBITDAL target of $72.7 million. The following table sets forth our Adjusted EBITDAL for the year ended June 30, 2008. We define Adjusted EBITDAL as our earnings before interest expense, income taxes, depreciation and amortization, excluding the gain on repurchase of notes payable, the loss on dissolution of partnership, loss on sales of centers, the impairment of goodwill and other intangible assets, reorganization items, net and equipment leases. EBITDAL was used as the Company’s financial performance target for fiscal 2008, because we believe that it is a useful tool for us to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements. Our reconciliation of net cash provided by operating activities to Adjusted EBITDAL is as follows (amounts in thousands):

Year Ended
June 30, 2008

Net cash provided by operating activities	$3,564
Cash used for reorganization items	8,027
Benefit for income taxes	(1,947)
Interest expense, net	35,398
Amortization of bond discount	(4,522)
Share-based compensation	(15)
Amortization of deferred financing costs	(145)
Equity in earnings of unconsolidated partnerships	2,065
Distributions from unconsolidated partnerships	(2,621)
Net change in operating assets and liabilities	(1,493)
Net change in deferred income taxes	1,864
Equipment leases	9,246

Adjusted EBITDAL	$49,421

For fiscal 2008, 75% of the targeted cash incentive awards were only payable if we exceeded 90% of our financial performance target. Since the Company’s Adjusted EBITDAL was approximately $49.4 million and thus less than the target of $72.7 million, only the 25% portion is payable at the discretion of the Compensation Committee. The Compensation Committee has approved discretionary incentive cash awards relative to the 25% portion as described in the Summary Compensation Table below.

For fiscal 2007, we were required to exceed 90% of the budgeted amount ($72.5 million) in order for the executive officers to become eligible for the 75% of the cash incentive award tied to financial performance target.  For fiscal 2007, we achieved approximately 95% of the financial performance target.  Based on our performance, the annual cash incentive awards were paid as described in the Summary Compensation Table below.

Fiscal 2009. For the next three years, our ability to utilize our limited capital resources for maximizing stockholder value is considered by the Board of Directors to be a critical component of our overall strategy. The Compensation Committee determined that it was important to change the Company’s cultural and philosophical bias from historically using EBITDA or EBITDAL as financial performance targets to a heightened focus on return on capital.

Accordingly for fiscal 2009, the Board of Directors approved a Three Year Executive Incentive Compensation Plan (“2009 Plan”), in which the executive officers will participate, with a performance target based on a “profit after capital charge” or “Company PACC”. By implementing the 2009 Plan, the Compensation Committee believes it will motivate the executive officers to maximize earnings from the Company’s core assets and focus them on the total capital expended in connection with maintaining and growing such assets. The annual cash incentive award will be:

•            80% based on the executive officers’ participation in Company PACC, and

•            20% based on the executive officers’ performance relative to quarterly performance management objectives (“PMOs”).

The portion of the executive officers’ awards, based on Company PACC will be calculated by first determining Company PACC and then calculating the executive officers’ percentage participation provided certain threshold levels are met.  Company PACC will be calculated by taking the Company’s EBITDA and subtracting the product of:

(a) the Company’s weighted average tangible asset base, multipied by (b) 18%, the target minimum return on capital employed.  The Company’s weighted average tangible asset base will be determined at the beginning of each fiscal year and adjusted for asset additions, removals, and straight line depreciation.

Individual targeted cash awards will be determined as a percentage of Company PACC based on the following participation percentages:  Mr. Hallman - 1.0%, the Executive Vice President and Chief Financial Officer - 0.55%, and Ms. Blank - 0.50%. The Compensation Committee currently anticipates that the total participation percentages of all participants in the 2009 Plan will aggregate approximately 4.1%, resulting in an incremental payout of approximately 10% of Company PACC at the maximum performance levels.

The portion of the executive officers’ incentive award attributable to meeting financial performance targets is based on actual Company PACC performance.  In order for the executive officers to be eligible for an award, they must achieve at least 90% of budgeted Company PACC for fiscal 2009. Above a 90% achievement level and up to 100% achievement, the executive officers will receive an award based on a linear payout trend. Should the executive officers exceed 100% of budgeted Company PACC, they will be eligible to share in a portion of the incremental Company PACC above budget.

As the 2009 Plan migrates into fiscal 2010, the prior year actual Company PACC will be raised by 5% to determine the Company PACC for fiscal 2010.  A similar adjustment will be made from fiscal 2010 to fiscal 2011.

As mentioned above, 20% of each executive officer’s incentive award will be based on achievement of certain PMOs established over the course of the year, and approved by the President and Chief Executive Officer with respect to executive officers other than himself.  In the case of the President and Chief Executive Officer, the Board of Directors shall approve his PMOs. Eligibility for the PMOs will be based on each executive officer’s achievement of quarterly goals and objectives as determined by the executive officer and his or her supervisor. The portion of the executive officers’ incentive award based on PMO achievement will be the budgeted Company PACC multiplied by (a) 20%, (b) the executive officers’ target award percentage (noted above) and (c) the percentage achievement of PMOs (e.g., 95%).

Annual targets for the determination of Company PACC have been based on budgeted profitability levels, which have been approved by the Board of Directors and are generally considered by the Board of Directors to be reasonably attainable while requiring substantial effort. The 2009 Plan can be modified at the discretion of the Compensation Committee.

Long-Term Equity Awards

Our executive officers are eligible to receive equity awards. Historically, all equity awards were determined by the Compensation Committee in its sole discretion with input from our President and Chief Executive Officer. Generally, we awarded an initial stock option grant upon the hiring of our executive officers and additional stock option grants were awarded on a periodic basis.  In April 2008, the Board of Directors approved the Employee Stock Option Plan and on August 19, 2008 granted nonstatutory stock options to Mr. Hallman, Ms. Blank, other executive officers and an officer of a subsidiary, subject to approval by the stockholders of the Employee Stock Option Plan at the Company’s next annual stockholders meeting.  In fiscal 2009, in allocating the equity awards to our executive officers, the Compensation Committee considered our peer group, the number of shares available for the grant of options under the Employee Stock Option Plan and the recommendations of our President and Chief Executive Officer.

The Board of Directors granted all stock options based on the fair market value as of the date of grant, which is determined using the mean between the bid and ask of the quoted price per share on the Over-The-Counter Bulletin Board on the date of grant.  Additional grants may be made following a significant change in job responsibility or in recognition of a significant achievement.

The stock option grants to executive officers under the Employee Stock Option Plan become vested and exercisable if, and only if, a Refinancing Event (as defined in the stock option agreements) is achieved.  Our Compensation Committee believes that the vesting conditions of our stock options will prove an incentive for executive officers to remain with us for a reasonable time frame to complete the Refinancing Event.

Awards under the Employee Stock Option Plan are subject to the change of control provisions described therein.

Additional Benefits and Perquisites

We also provide the following additional benefits and perquisites as a supplement to other compensation:

•                  Medical Insurance. At our sole cost, we provide to each named executive officer and certain other officers and their eligible dependents such health, dental and vision insurance as we may from time to time make available.

•                  Life and Long-Term Disability Insurance. At our sole cost, we provide each named executive officer and certain other officers such long-term disability and/or life insurance as we in our sole discretion may from time to time make available.

•                  401(k) Savings Plan.  We currently make matching contributions to our 401(k) Savings Plan in an amount equal to fifty cents for each dollar of participant contributions, up to a maximum of 6% of the participant’s compensation for each pay period and subject to certain other limits. Participation is not limited to officers, and all full-time employees are eligible to participate in the 401(k) Savings Plan.

•                  Automobile Allowance and Operating Expenses.  Mr. Hallman receives an automobile allowance of $1,000 per month, and the other named executive officers and certain other officers receive an automobile allowance of $750 per month.  We pay the named executive officers’ and certain other officers’ expenses incidental to the operation of an automobile.

While Mr. Nevins was serving as our Interim Chief Executive Officer we did not provide him with any of the benefits and perquisites described above.

Employment Agreements

We have entered into an employment agreement with each of our named executive officers (except Mr. Nevins) and certain other executives.  Each employment agreement with our named executive officers provides for a term of 12 months on a continuing basis, subject to certain termination rights.  These employment agreements provide for an annual salary as well as a cash incentive award of up to a certain percentage of annual base salary. 75% of the cash incentive award is based on our achievement of budgetary goals, and 25% of the cash incentive award is based upon the achievement of other goals (i.e., PMOs) mutually agreed upon by each executive and our President and Chief Executive Officer and approved by our Board of Directors (except in the case of Mr. Hallman, whose goals are agreed upon by our Board of Directors). These employment agreements are being amended to change the percentages of cash incentive awards from 75% for budgetary goals and 25% for PMOs to 80% and 20%, respectively.

Each executive officer with an employment agreement is provided with a life insurance policy of three times the amount of his or her annual base salary and is entitled to participate in the Company’s life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and any stock option plans.

Each executive officer with an employment agreement is subject to a noncompetition covenant and nonsolicitation provisions during the term of his or her employment and continuing for a period of 12 months after the termination of his or her employment.

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

THE COMPENSATION COMMITTEE

Keith E. Rechner, Chairman

James A. Ovenden

Steven G. Segal

Summary Compensation Table

The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended June 30, 2008 and 2007 of (1) each of the persons who served as our principal executive officer during fiscal 2008 and (2) the other two most highly compensated executive officers serving as executive officers at June 30, 2008.  We refer to these officers collectively as the “named executive officers”.

Name and Principal Position	Fiscal Year Ended June 30,	Salary	Non-Equity Incentive Plan Compensation (1)	All Other Compensation (2)	Total Compensation

Bret W. Jorgensen	2008	$395,762	$—	$44,557	$440,319
President and Chief Executive	2007	406,231	773,050	76,802	1,256,083
Officer (3)

Richard Nevins	2008	294,000	—	21,690	315,690
Interim Chief Executive	2007	—	—	—	—
Officer (4)

Louis E. Hallman, III	2008	333,799	50,000	35,406	419,205
President and Chief Executive	2007	279,909	277,291	29,253	586,453
Officer (5)

Mitch C. Hill
Executive Vice President and	2008	286,054	25,940	52,932	364,926
Chief Financial Officer (6)	2007	279,284	423,484	56,470	759,238

Patricia R. Blank	2008	286,054	28,822	38,175	353,051
Executive Vice President -	2007	279,284	82,000	39,663	400,947
Revenue Cycle Management

(1)          The components of Non-Equity Incentive Plan Compensation are annual cash incentive awards and payments under the management incentive plan (no further payments will be made under the management incentive plan).  In fiscal 2007, Messrs. Jorgensen, Hallman and Hill received payments under the management incentive plan of $511,250, $210,981 and $351,484, respectively.  Annual cash incentive awards are based on our performance, earned and accrued during the fiscal year and paid subsequent to the end of each fiscal year.

(2)          Amounts of All Other Compensation are comprised of the following perquisites: (i) automobile allowances, (ii) automobile operating expenses, (iii) the Company’s contributions to our 401(k) Savings Plan, (iv) specified premiums on executive life insurance arrangements, (v) specified premiums on executive health and disability insurance arrangements, and (vi) certain professional membership dues.

(3)          Mr. Jorgensen resigned from the Company effective November 15, 2007. His salary includes $204,500 of consulting fees that were paid to him following his resignation.  All Other Compensation includes $29,728 and $33,889 in premiums on executive health and disability insurance paid by the Company on behalf of Mr. Jorgensen in 2008 and 2007, respectively.

(4)          Mr. Nevins was our Interim Chief Executive Officer from October 26, 2007 until April 7, 2008.  All Other Compensation includes $21,690 paid by the Company for the lease of an apartment close to the Company’s principal executive offices for the period Mr. Nevins served as the Company’s Interim Chief Executive Officer.

(5)          Mr. Hallman became President and Chief Executive Officer and a director of the Company effective April 7, 2008.

(6)          All Other Compensation includes $31,038 and $31,772 in premiums on executive health and disability insurance paid by the Company on behalf of Mr. Hill in 2008 and 2007, respectively.  Mr. Hill will be leaving the Company effective October 31, 2008.

Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards in fiscal 2008 to the named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Named Executive Officer	Grant Date (1)	Threshold (2)	Target/Maximum (3)

Bret W. Jorgensen (4)	July 1, 2007	$—	$—

Richard Nevins	—	—	—

Louis E. Hallman, III (5)	July 1, 2007	75,000	200,000

Mitch C. Hill (6)	July 1, 2007	43,233	115,287

Patricia R. Blank	July 1, 2007	43,233	115,287

(1)	Potential cash incentive awards were granted as of July 1, 2007.

(2)	The threshold amount assumes that the minimum level of budgetary performance was met for the cash incentive award, but the personal management objectives were not achieved.

(3)

The target/maximum amount assumes that the targeted level of performance (both targeted Company financial performance and personal management objectives) was met for the cash incentive awards. The maximum amount is equal to the target amount because, if the level of performance exceeds the targeted Company financial performance, the named executive officers may receive a discretionary award, but the amount of any discretionary award above the target amount is subject to the discretion of the Compensation Committee. 25% of the target amount in fiscal 2008 was payable at the discretion of the Compensation Committee. Actual amounts earned under these granted awards in fiscal 2008 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above.

(4)	Mr. Jorgensen’s award, with a threshold amount of $75,000 and a target/maximum amount of $200,000, was terminated in connection with his resignation from the Company effective November 15, 2007.

(5)	Mr. Hallman became President and Chief Executive Officer and a director of the Company effective April 7, 2008.

(6)	Mr. Hill will be leaving the Company effective October 31, 2008.

Outstanding Equity Awards at Year End

The following table contains certain information regarding equity awards held by the named executive officers as of June 30, 2008:

Named Executive Officer	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date

Bret W. Jorgensen (2)	—	—	$—	—

Richard Nevins (3)	—	16,008	1.16	4/14/2018
		16,008	1.01	4/14/2018

Louis E. Hallman, III (4)	—	—	—	—

Mitch C. Hill	—	—	—	—

Patricia R. Blank	—	—	—	—

(1)	The options vest and become exercisable in increments of one third (1/3rd) (sets of 5,366) on December 31, 2008, 2009 and 2010.

(2)	Mr. Jorgensen resigned from the Company effective November 15, 2007.

(3)	Mr. Nevins was our Interim Chief Executive Officer from October 26, 2007 until April 7, 2008.

(4)	Mr. Hallman became President and Chief Executive Officer and a director of the Company effective April 7, 2008.

During fiscal 2008, no stock options were granted to the named executive officers except for Mr. Nevins who received stock options as a non-employee director on April 14, 2008 under the 2008 Director Stock Option Plan (“Director Plan”); however, on August 19, 2008, Mr. Hallman, Ms. Blank, Donald F. Hankus, InSight’s Executive Vice President and Chief Information Officer, Bernard J. O’Rourke, the Company’s Executive Vice President and Chief Operating Officer, and an officer of InSight’s subsidiary, InSight Health Corp., were granted nonstatutory options to purchase 192,000, 65,000, 55,000, 85,000 and 50,000 shares of common stock, respectively, at an exercise price of $0.36 per share, pursuant to the Employee Stock Option Plan subject to approval of the Employee Stock Option Plan by the Company’s stockholders.  The options will vest and become exercisable, if and only if, a Refinancing Event (as defined in the stock option agreements) is achieved prior to the expiration of the options.  The options are scheduled to expire on August 19, 2018.

Equity Compensation Plan Information

The following information is as of June 30, 2008:

Number of securities
	to be issued upon	Weighted-average	Number of securities
	exercise of	exercise price of	remaining available for
Plan Category	outstanding options	outstanding options	future issuance under plans

Equity Compensation Plans not approved by security holders	192,096	$1.09	768,000

Potential Payments upon Termination or Change of Control

Under the terms of each executive’s employment agreement, each executive’s employment will immediately terminate upon his or her death and the executors or administrators of his or her estate or his or her heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his or her death. Each executive’s employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as twelve months of compensation at the annual salary rate then in effect upon the occurrence of the following:

(1)               Upon the executive’s permanent and total disability i.e., the executive is unable substantially to perform his or her services required by the employment agreement for three consecutive months or shorter periods aggregating three months during any twelve month period; provided, however, that our obligation to make payments of twelve months of compensation at the annual salary rate then in effect may be reduced by the amount which the executive is entitled to receive under the terms of our long-term disability insurance policy.

(2)               Upon the Company’s 30 days’ written notice to the executive of the termination of the executive’s employment without cause. The employment agreements generally define cause as the occurrence of one of the following:

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

•	any willful act or omission on the executive’s part which is materially injurious to the financial condition or business reputation of the Company or any of its subsidiaries.

(3)               If the executive terminates his or her employment with the Company for good reason. The employment agreements generally define good reason as:

•

the relocation by the Company, without the executive’s consent, of the executive’s principal place of employment to a site that is more than a specified number of miles from the executive’s principal residence;

•	a reduction by the Company, without the executive’s consent, in the executive’s annual salary, duties and responsibilities, and title, as they may exist from time to time; or

•

a failure by the Company to comply with any material provision of the employment agreement which is not cured within 30 days after notice of such noncompliance has been given by the executive, or if such failure is not capable of being cured in such time, for which a cure shall not have been diligently initiated by the Company within the 30 day period.

(4)               If the executive’s employment is terminated by the Company without cause or he or she terminates his or her employment for good reason within twelve months of a change in control. The consummation of the exchange offer and the plan of reorganization did not constitute a change in control under the employment agreements with the named executive officers. A change in control shall generally be deemed to have occurred if:

•

any person, or any two or more persons acting as a group, and all affiliates of such person or persons (a “Group”), who prior to such time beneficially owned less than 50% of the Company’s then outstanding capital stock shall acquire shares of the Company’s capital stock in one or more transactions or series of transactions, including by merger, and after such transaction or transactions such person or group and affiliates beneficially own 50% or more of the Company’s outstanding capital stock; or

•

the Company shall sell all or substantially all of its assets to any Group which, immediately prior to the time of such transaction, beneficially owned less than 50% of the then outstanding capital stock of the Company.

In addition, if any employment agreement is terminated pursuant to the foregoing (1) to (4), the Company will maintain at its expense until the earlier of twelve months after the date of termination or commencement of the executive’s benefits pursuant to full-time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination.  If an employment agreement is terminated with a named executive officer pursuant to the foregoing (1) to (4) we estimate that the value of the payments and benefits would be as follows:

Named Executive Officer	Salary	Benefits (1)	Total

Bret W. Jorgensen (2)	$204,500	$12,340	$216,840

Richard Nevins (3)	—	—	—

Louis E. Hallman, III (4)	400,000	19,440	419,440

Mitch C. Hill (5)	240,181	30,927	271,108

Patricia R. Blank	288,217	18,487	306,704

(1)   For purposes of this table we have assumed that (i) the terminated executive would not commence receiving benefits with a new employer until twelve months after the date of termination, and (ii) cost of benefits for the twelve month period following termination would be consistent with the actual costs incurred during fiscal 2008.  Benefits include all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination.

(2)   Mr. Jorgensen resigned from the Company effective November 15, 2007. He was paid $204,500 in consulting fees for six months after his resignation.

(3)   Mr. Nevins was our Interim Chief Executive Officer from October 26, 2007 until April 7, 2008.

(4)   Mr. Hallman became President and Chief Executive Officer and a director of the Company effective April 7, 2008.

(5)   Mr. Hill will be leaving the Company effective October 31, 2008. Pursuant to his separation agreement he will receive 10 months of salary continuation and benefits.

Compensation of Directors

We reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. Each non-employee director of the Company receives an annual fee of $30,000, a fee of $2,000 for each in-person Board of Directors meeting and a fee of $1,000 for each telephonic Board of Directors meeting. In addition, the Chairman of the Board, the Chairman of the Audit Committee and the Chairman of the Compensation Committee, each receive an additional annual fee of $20,000, $10,000 and $5,000, respectively. Also, each Audit and Compensation Committee member receives a fee of $1,000 for each in-person committee meeting and a fee of $500 for each telephonic committee meeting. Finally, the Company established the Director Plan, an equity plan for the non-employee directors in an amount of approximately 2% of the Company’s issued and outstanding common stock.

The following table sets forth the compensation of our non-employee directors for the year ended June 30, 2008:

	Fees Earned or Paid		All Other
Name	In Cash	Option Awards (1)(2)	Compensation	Total

Eugene Linden	$ 45,500	$ 2,553	$ —	$ 48,053

Wayne B. Lowell	71,837	2,553	—	74,390

Richard Nevins (3)	39,500	2,553	—	42,053

James A. Ovenden	67,163	2,553	—	69,716

Keith E. Rechner	62,087	2,553	—	64,640

Steven G. Segal (4)	50,000	2,553	—	52,553

(1)   Represents the dollar amount we recognized for financial statement reporting purposes in fiscal 2008 in accordance with Financial Accounting Standards Board Statement No. 123R.  See Note 12 in our consolidated financial statements included in this Form 10-K.

(2)   No options were vested or exercisable at June 30, 2008.  On April 14, 2008, each of the non-employee directors was granted nonstatutory options to purchase 16,008 shares of common stock at $1.01 per share and 16,008 shares of common stock at $1.16 per share pursuant to the Director Plan subject to approval of the Director Plan by the Company’s stockholders. Each set of options becomes exercisable in increments of one third (1/3) (5,366 per set) on December 31, 2008, 2009 and 2010. The options become immediately exercisable prior to a change of control of the Company.  The options are scheduled to expire on August 14, 2018.

(3)   Does not include (i) $294,000 which the Company paid Mr. Nevins while he was serving as the Company’s Interim Chief Executive Officer from October 26, 2007 to April 7, 2008 or (ii) $21,690 which the Company paid for the lease of an apartment close to the Company’s principal executive offices during that same period.

(4)   Mr. Segal’s director/committee and meeting fees are paid to J.W. Childs Equity Partners II, L.P.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 15, 2008, by:  (i) each person or entity known to us owning beneficially 5% or more of our common stock; (ii) each member of our Board of Directors; (iii) each of the named executive officers; and (iv) all directors and executive officers (as defined by Rule 3b-7 under the Exchange Act) as a group.  At September 15, 2008, our outstanding securities consisted of approximately 8,644,444 shares of common stock.  Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.  The business address of each director and executive officer is: c/o InSight Health Services Holdings Corp., 26250 Enterprise Court, Suite 100, Lake Forest, California 92630.

	Amount and Nature	Percent of
	of Beneficial	Common Stock
	Ownership of	Beneficially
Names and Addresses of Beneficial Owners	Common Stock (1)	Owned (1)

James D. Bennett (2)	2,040,000	23.6%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901

Bennett Restructuring Fund, L.P. (3)	1,206,000	14.0%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901

Bennett Offshore Restructuring Fund, Inc. (4)	730,000	8.4%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901

Cohanzick Absolute Return Master Fund, Limited	1,159,564	13.4%
427 Bedsford Road
New York, New York 10022

J.W. Childs Equity Partners II, L.P. (5)	687,641	8.0%
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199

Eugene Linden (6)	—	—

Wayne B. Lowell (7)	—	—

Richard Nevins (8)	—	—

James A. Ovenden (9)	—	—

Keith E. Rechner (10)	—	—

Steven G. Segal (11)	—	—

Louis E. Hallman, III (12)	—	—

Patricia R. Blank (13)	—	—

Mitch C. Hill	—	—

All directors and executive officers as a group (12 persons)	—	—

(1)     For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days after September 15, 2008.

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

(5)     Includes 634,130 shares of common stock owned directly by J.W. Childs Equity Partners II, L.P. and 53,511 shares of our common stock owned directly by JWC-InSight Co-invest LLC, an affiliate of J.W. Childs Equity Partners II, L.P. The general partner of J.W. Childs Equity Partners II, L.P. is J.W. Childs Advisors II, L.P., a Delaware limited partnership. The general partner of J.W. Childs Advisors II, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership. The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation. J.W. Childs Advisors II, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the 687,641 shares of our common stock held by J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC. John W. Childs, Glenn A. Hopkins, Adam L. Suttin, William E. Watts, and David Fiorentino, as well as Steven G. Segal (as indicated in footnote 11), share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

(6)     As the Chief Investment Strategist of Bennett Management Corporation, an affiliate of James D. Bennett, Mr. Linden may be deemed to beneficially own the shares of common stock beneficially held by Mr. Bennett and his affiliated entities.  Mr. Linden disclaims beneficial ownership of such shares. Does not include (i) an option to purchase 16,008 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 16,008 shares of our common stock at an exercise price of $1.16 per share, which are not currently exercisable. See “Director Compensation” for details regarding the grant of these options.

(7)     Does not include (i) an option to purchase 16,008 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 16,008 shares of our common stock at an exercise price of $1.16 per share, which are not currently exercisable. See “Director Compensation” for details regarding the grant of these options.

(8)     Does not include (i) an option to purchase 16,008 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 16,008 shares of our common stock at an exercise price of $1.16 per share, which are not currently exercisable. See “Director Compensation” for details regarding the grant of these options.

(9)     Does not include (i) an option to purchase 16,008 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 16,008 shares of our common stock at an exercise price of $1.16 per share, which are not currently exercisable. See “Director Compensation” for details regarding the grant of these options.

(10)   Does not include (i) an option to purchase 16,008 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 16,008 shares of our common stock at an exercise price of $1.16 per share, which are not currently exercisable. See “Director Compensation” for details regarding the grant of these options.

(11)   As a Special Limited Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P., and a member of JWC-InSight Co-invest LLC, Mr. Segal may be deemed to beneficially own the 634,130 shares of our common stock owned by J.W. Childs Equity Partners II, L.P. and the 53,511 shares of our common stock held directly by JWC-InSight Co-invest LLC. Mr. Segal disclaims beneficial ownership of such shares. Does not include (i) an option to purchase 16,008 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 16,008 shares of our common stock at an exercise price of $1.16 per share, which are not currently exercisable.  See “Director Compensation” for details regarding the grant of these options.

(12)         Does not include an option to purchase 192,000 shares of our common stock at an exercise price of $0.36 per share, which is not currently exercisable.  See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

(13)         Does not include an option to purchase 65,000 shares of our common stock at an exercise price of $0.36 per share, which is not currently exercisable.  See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, the Company’s Compensation Committee comprised of Keith E. Rechner (Chairman), James A. Ovenden and Steven G. Segal.  No member of our Compensation Committee is or was during fiscal 2008 an employee, or is or has ever been an officer, of the Company or any of its subsidiaries.  No executive officer of the Company served as a director or a member of the Compensation Committee of another company, one of whose executive officers served as a member of the Company’s Board of Directors or the Compensation Committee.  During fiscal 2008, Mr. Segal was affiliated  with J.W. Childs Equity Partners II, L.P., which beneficially owns 8.0% of our common stock.  See Item 12.  “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Family-Member Relationship

Patricia K. Kincaid, M.D. is a sister-in-law of Donald F. Hankus, InSight’s Executive Vice President and Chief Information Officer, and a principal or partner of West Rad Medical Group, Inc. (“WRMG”), a professional radiology medical group.  During the year ended June 30, 2008, we paid WRMG approximately $404,000 in connection with its provision of certain professional services to three fixed-site centers in California. In addition, an affiliated company of WRMG’s has economic interest in the joint venture that owns one of these fixed-site centers. WRMG’s provision of professional services to us began more than two years prior to our employment of Mr. Hankus.

Policies and Procedures Regarding Related Persons and Code of Ethical Conduct

We have a written policy that requires all employees to avoid any activity that conflicts or appears to conflict with our interest.  This policy extends to the family members of our employees. Each employee is instructed to report any actual or potential conflict of interest to his or her immediate supervisor.  Conflicts of interest are only permitted upon the prior written consent of our general counsel.  Conflicts of interest that would involve an employee taking for himself or herself an opportunity discovered in connection with his or her employment require the written consent of our Board of Directors.

This policy is part of our Code of Ethical Conduct, a copy of which is posted on our website, www.insighthealth.com, under “About InSight Imaging.”  We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers of any provision of the Code of Ethical Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on our website, www.insighthealth.com, under “About InSight Imaging.”  Moreover, at least annually each director and executive officer completes a detailed questionnaire regarding relationships or arrangements that require disclosure under the SEC’s rules and regulations.

Director Independence

The Company’s common stock does not trade on any national securities exchange or any inter-dealer quotation system which has requirements as to the independence of directors; however, in accordance with the rules of the SEC, the following statements regarding director independence are based on the requirements of the NASDAQ Stock Market. Based on these independence requirements, we believe that our directors are independent, except for Mr. Hallman, our President and Chief Executive Officer, and Mr. Linden.  Mr. Linden is the Chief Investment Strategist of Bennett Management Corporation, which is an affiliate of James D. Bennett, who through affiliates, is the largest beneficial holder of the Company’s common stock.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

The following table presents information about fees that PWC, our independent public registered accountants, charged us (1) to audit our annual consolidated financial statements for the years ended June 30, 2008 and 2007, and (2) for other services rendered during those years.

	2008	2007

Audit Fees (1)	$673,000	$720,000

Audit Related Fees	—	—

Tax Fees (2)	162,000	206,884

Subtotal	$835,000	$926,884

All Other Fees	—	—

Total Fees	$835,000	$926,884

(1)  Audit Fees – fees for auditing our annual consolidated financial statements, reviewing the condensed consolidated financial statements included in our quarterly reports on Form 10-Q and registration statement related to the exchange offer and other SEC filings.

(2)  Tax Fees – fees for reviewing federal, state, and local income and franchise tax returns, tax research and other tax planning services.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15 (a) (1).   FINANCIAL STATEMENTS

Included in Part II of this report:

Reports of Independent Registered Public Accounting Firm

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

*2.1

Second Amended Joint Prepackaged Plan of Reorganization of InSight Health Services Holdings Corp. (the “Company”), et al. dated May 29, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*2.2	Amended Plan Supplement of the Company, et al. dated July 7, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*3.1	Amended and Restated Certificate of Incorporation of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*3.2	Second Amended and Restated Bylaws of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*4.1

Indenture, dated September 22, 2005, by and among InSight Health Services Corp. (“InSight”), the Company, the subsidiary guarantors (named therein) and U.S. Bank National Association, with respect to Senior Secured Floating Rate Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.2

First Supplemental Indenture, dated as of May 18, 2006, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 27, 2006.

*4.3

Second Supplemental Indenture, dated as of May 29, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 4, 2007.

*4.4

Third Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

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

*4.8

Registration Rights Agreement, dated as of August 1, 2007, by and among the Company and certain holders of the Company’s common stock, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*4.9

Registration Rights Agreement, dated as of July 9, 2007, by and among InSight, the Company, the Subsidiary Guarantors (named therein) and the Purchasers (named therein), previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

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

*10.3

Executive Employment Agreement, dated April 7, 2008, among InSight, and Louis E. Hallman, III, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 14, 2008.

*10.4

Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Donald F. Hankus, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2005.

*10.5	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 22, 2005.

*10.6	Form of the Company’s and InSight’s Indemnification Agreement, previously filed and incorporated by references from the Company’s Annual Report Form 10-K filed on September 21, 2007.

*10.7	The Company’s 2008 Director Stock Option Plan, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.8

Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.01 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.9

Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.16 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.10	The Company’s 2008 Employee Stock Option Plan previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.11

Form of the Company’s 2008 Employee Stock Option Plan Nonstatutory Stock Option Grant Agreement, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.12

Executive Employment Agreement dated May 15, 2008, by and between InSight and Bernard J. O’Rourke, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on May 21, 2008.

*10.13

Resignation Agreement, dated as of October 26, 2007, by and among the Company, InSight and Bret W. Jorgensen, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on October 31, 2007.

*10.14

Consulting Agreement, dated as of October 26, 2007, by and between the Company and Richard Nevins, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on October 31, 2007.

*10.15

Separation Agreement, dated as of May 15, 2008, among the Company, InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on May 21, 2008.

*10.16

Separation Agreement, dated as of June 27, 2008, among the Company, InSight and Mitch C. Hill, previously filed and incorporated herein by reference from Holding’s Current Report on Form 8-K, filed on June 30, 2008.

21.1	Subsidiaries of Company, filed herewith.

31.1	Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed

ITEM 15 (b).	The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 15 (c).	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By	/s/ Louis E. Hallman, III
Louis E. Hallman, III, President and
Chief Executive Officer

Date:	September 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Hallman, III	President	September 25, 2008
Louis E. Hallman, III	and Chief Executive Officer
and Director
(Principal Executive Officer)

/s/ Mitch C. Hill	Executive Vice President	September 25, 2008
Mitch C. Hill	and Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Wayne B. Lowell	Chairman of the Board	September 25, 2008
Wayne B. Lowell	and Director

/s/ Eugene Linden	Director	September 25, 2008
Eugene Linden

/s/ Richard Nevins	Director	September 25, 2008
Richard Nevins

/s/ James A. Ovenden	Director	September 25, 2008
James A. Ovenden

/s/ Keith E. Rechner	Director	September 25, 2008
Keith E. Rechner

/s/ Steven G. Segal	Director	September 25, 2008
Steven G. Segal

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company intends to mail to its stockholders this Form 10-K, a proxy statement and a form of proxy to all stockholders in connection with its 2008 Annual Meeting of Stockholders.  The Company has no class of securities registered pursuant to Section 12(b) of the Exchange Act, but intends to voluntarily file its definitive proxy statement with the SEC within 120 days of June 30, 2008.

SCHEDULE II

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008, ONE MONTH ENDED JULY 31, 2007, AND

FOR THE YEARS ENDED JUNE 30, 2007AND 2006

(amounts in thousands)

	Balance at						Balance at
	Beginning of	Charges to	Charges to				End of
	Period	Expenses	Revenues	Other			Period
Successor
Eleven months ended June 30, 2008:
Allowance for doubtful accounts	$12,515	$5,790	$—	$(9,787)	(A	)	$8,518
Allowance for contractual adjustments	21,518	—	153,002	(159,119)	(B	)	15,401
	$34,033	$5,790	$153,002	$(168,906)			$23,919

Predecessor
One month ended July 31, 2007:
Allowance for doubtful accounts	$12,648	$389	$—	$(522)	(A	)	$12,515
Allowance for contractual adjustments	21,454	—	14,585	(14,521)	(B	)	21,518
	$34,102	$389	$14,585	$(15,043)			$34,033

Year ended June 30, 2007:
Allowance for doubtful accounts	$9,788	$5,643	$—	$(2,783)	(A	)	$12,648
Allowance for contractual adjustments	22,712	—	175,085	(176,343)	(B	)	21,454
	$32,500	$5,643	$175,085	$(179,126)			$34,102

Year ended June 30, 2006:
Allowance for doubtful accounts	$8,887	$5,351	$—	$(4,450)	(A	)	$9,788
Allowance for contractual adjustments	29,412	—	183,751	(190,451)	(B	)	22,712
	$38,299	$5,351	$183,751	$(194,901)			$32,500

(A) Write-off of uncollectible accounts.

(B) Write-off of contractual adjustments, representing the difference between our charge for a procedure and what we receive from payors.

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION AND REFERENCES

*2.1

Second Amended Joint Prepackaged Plan of Reorganization of InSight Health Services Holdings Corp. (the “Company”), et al. dated May 29, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*2.2	Amended Plan Supplement of the Company, et al. dated July 7, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*3.1	Amended and Restated Certificate of Incorporation of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*3.2	Second Amended and Restated Bylaws of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*4.1

Indenture, dated September 22, 2005, by and among InSight Health Services Corp. (“InSight”), the Company, the subsidiary guarantors (named therein) and U.S. Bank National Association, with respect to Senior Secured Floating Rate Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.

*4.2

First Supplemental Indenture, dated as of May 18, 2006, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 27, 2006.

*4.3

Second Supplemental Indenture, dated as of May 29, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 4, 2007.

*4.4

Third Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

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

*4.8

Registration Rights Agreement, dated as of August 1, 2007, by and among the Company and certain holders of the Company’s common stock, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

*4.9

Registration Rights Agreement, dated as of July 9, 2007, by and among InSight, the Company, the Subsidiary Guarantors (named therein) and the Purchasers (named therein), previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

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

*10.3

Executive Employment Agreement, dated April 7, 2008, among InSight and Louis E. Hallman, III, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 14, 2008.

*10.4

Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Donald F. Hankus, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2005.

*10.5	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 22, 2005.

*10.6	Form of the Company’s and InSight’s Indemnification Agreement, previously filed and incorporated by references from the Company’s Annual Report Form 10-K filed on September 21, 2007.

*10.7	The Company’s 2008 Director Stock Option Plan, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.8

Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.01 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.9

Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.16 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.10	The Company’s 2008 Employee Stock Option Plan previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.11

Form of the Company’s 2008 Employee Stock Option Plan Nonstatutory Stock Option Grant Agreement, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.

*10.12

Executive Employment Agreement dated May 15, 2008, by and between InSight and Bernard J. O’Rourke, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on May 21, 2008.

*10.13

Resignation Agreement, dated as of October 26, 2007, by and among the Company, InSight and Bret W. Jorgensen, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on October 31, 2007.

*10.14

Consulting Agreement dated as of October 26, 2007, by and between the Company and Richard Nevins, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on October 31, 2007.

*10.15

Separation Agreement, dated as of May 15, 2008, among the Company, InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on May 21, 2008.

*10.16

Separation Agreement, dated as of June 27, 2008, among the Company, InSight and Mitch C. Hill, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 30, 2008.

21.1	Subsidiaries of Company, filed herewith.

31.1	Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Mitch C. Hill, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed

ITEM 15 (b).	The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 15 (c).	Not applicable.