Form 10-Q
period 2008-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2008-11-13
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,644,444 shares of common stock as of November 10, 2008.

The number of pages in this Form 10-Q is 58.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

		PAGE NUMBER

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of September 30, 2008 and June 30, 2008 (Successor) (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2008, the two months ended September 30, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2008, the two months ended September 30, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-27

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28-44

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

ITEM 4.	CONTROLS AND PROCEDURES	46

PART II.	OTHER INFORMATION

ITEM 1A.	RISK FACTORS	47-55

ITEM 6.	EXHIBITS	56

SIGNATURES		57

EXHIBIT INDEX		58

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Successor
	September 30,	June 30,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,006	$21,002
Trade accounts receivables, net	33,455	34,494
Other current assets	7,721	8,199
Total current assets	61,182	63,695

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $58,698 and $47,219 respectively	103,954	113,684

CASH, restricted	8,081	8,072
INVESTMENTS IN PARTNERSHIPS	6,894	6,794
OTHER ASSETS	711	1,076
OTHER INTANGIBLE ASSETS, net	23,980	24,370
	$204,802	$217,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$571	$624
Current portion of capital lease obligations	1,718	1,743
Accounts payable and other accrued expenses	29,630	33,121
Total current liabilities	31,919	35,488

LONG-TERM LIABILITIES:
Notes payable, less current portion	293,636	294,724
Capital lease obligations, less current portion	4,231	4,631
Other long-term liabilities	4,267	4,545
Deferred income taxes	9,075	9,015
Total long-term liabilities	311,209	312,915

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	9	9
Additional paid-in capital	37,481	37,463
Accumulated other comprehensive income	598	1,001
Accumulated deficit	(176,414)	(169,185)
Total stockholders’ deficit	(138,326)	(130,712)
	$204,802	$217,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Successor		Predecessor
	Three	Two	One
	Months	Months	Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2008	2007	2007

REVENUES:
Contract services	$28,881	$20,261	$10,051
Patient services	34,204	25,129	12,311
Total revenues	63,085	45,390	22,362

COSTS OF OPERATIONS:
Costs of services	42,092	30,296	14,933
Provision for doubtful accounts	1,042	843	389
Equipment leases	2,887	1,536	760
Depreciation and amortization	12,591	10,039	4,468
Total costs of operations	58,612	42,714	20,550

Gross profit	4,473	2,676	1,812

CORPORATE OPERATING EXPENSES	(5,898)	(3,767)	(1,678)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	612	263	174

INTEREST EXPENSE, net	(7,867)	(6,253)	(2,918)

GAIN ON SALES OF CENTERS	440	—	—

GAIN ON PURCHASE OF NOTES PAYABLE	1,246	—	—

Loss before reorganization items and income taxes	(6,994)	(7,081)	(2,610)

REORGANIZATION ITEMS, net	—	—	198,998

(Loss) income before income taxes	(6,994)	(7,081)	196,388

PROVISION FOR INCOME TAXES	235	904	62

Net (loss) income	$(7,229)	$(7,985)	$196,326

Basic and diluted (loss) income per common share	$(0.84)	$(0.92)	$227.23

Weighted average number of basic and diluted common shares outstanding	8,644	8,644	864

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Successor		Predecessor
	Three	Two	One
	Months	Months	Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2008	2007	2007
OPERATING ACTIVITIES:
Net (loss) income	$(7,229)	$(7,985)	$196,326
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	—	3,547	3,263
Noncash reorganization items	—	—	(207,025)
Depreciation and amortization	12,591	10,039	4,468
Amortization of bond discount	1,311	790	—
Amortization of deferred financing costs	—	—	145
Share-based compensation	18	—	—
Equity in earnings of unconsolidated partnerships	(612)	(263)	(174)
Distributions from unconsolidated partnerships	512	604	58
Gain on sales of centers	(440)	—	—
Gain on purchase of notes payable	(1,246)	—	—
Deferred income taxes	60	780	—
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	1,039	(83)	510
Other current assets	250	518	387
Accounts payable and other accrued expenses	(3,269)	(2,445)	(1,534)
Net cash provided by (used in) operating activities before reorganization items	2,985	5,502	(3,576)

Cash used for reorganization items	—	(3,547)	(3,263)
Net cash provided by (used in) operating activities	2,985	1,955	(6,839)

INVESTING ACTIVITIES:
Proceeds from sales of centers	1,620	—	—
Additions to property and equipment	(3,616)	(2,206)	—
Increase in restricted cash	(9)	—	—
Other	(316)	(105)	181
Net cash (used in) provided by investing activities	(2,321)	(2,311)	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(531)	(909)	(470)
Purchase of notes payable	(1,129)	—	—
Principal payments on credit facility	—	—	(5,000)
Proceeds from issuance of notes payable	—	—	12,768
Other	—	49	—
Net cash (used in) provided by financing activities	(1,660)	(860)	7,298

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(996)	(1,216)	640
Cash, beginning of period	21,002	21,472	20,832
Cash, end of period	$20,006	$20,256	$21,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$6,717	$1,613	$8,184
Income taxes paid	25	297	—
Equipment additions under capital leases	—	21	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.            NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself.  Through InSight and its subsidiaries, we provide diagnostic imaging services in more than 30 states throughout the United States.   Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 90 mobile magnetic resonance imaging, or MRI, facilities, four mobile positron emission tomography, or PET, facilities, one mobile computed tomography, or CT, facility, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 41 fixed-site MRI centers, 34 multi-modality fixed-site centers and one fixed-site PET center (collectively, fixed-site centers).  At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.            LIQUIDITY AND CAPITAL RESOURCES

The reorganization discussed in Note 4 significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of September 30, 2008, we had total indebtedness of approximately $319.4 million in aggregate principal amount, including InSight’s $312.5 million of senior secured floating rate notes due 2011, or floating rate notes.  We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

During recent years, our financial performance has deteriorated.  We reported net losses of approximately $7.2 million, $169.2 million, $99.0 million and $210.2 million for three months ended September 30, 2008, eleven months ended June 30, 2008 and the years ended June 30, 2007 and 2006, respectively.  We have implemented steps to improve our financial performance, including, leadership changes, a core market strategy and various initiatives in response to this deterioration.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) improvements in our revenue cycle management.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions. We can give no assurance that these steps will be adequate to improve our financial performance.  Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

3.            INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission, or SEC.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included.  The condensed consolidated balance sheet as of June 30, 2008 has been derived from our audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be achieved for the full fiscal year.

Upon Holdings’ and InSight’s emergence from chapter 11 described in Note 4, we adopted fresh-start reporting in accordance with American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or SOP 90-7.  The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes.  Accordingly, our condensed consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date.

4.            REORGANIZATION

General Information

On May 29, 2007, Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700).  The filing was in connection with a prepackaged plan of reorganization and related exchange offer.  The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business.  On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code.  The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007, or the effective date. Pursuant to the confirmed plan of reorganization and the related exchange offer, (I) all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s 9.875% senior subordinated notes due 2011, or senior subordinated notes, were cancelled, and (II) holders of InSight’s senior subordinated notes and holders of Holdings’ common stock prior to the effective date received 7,780,000 and 864,444 shares of newly issued Holdings’ common stock, respectively, in each case after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock.

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
$198,998

Condensed Consolidated Fresh-Start Balance Sheet

Paragraph 36 of SOP 90-7 requires an entity to adopt fresh-start reporting if the reorganization value of the assets of the emerging entity immediately before the consummation of the confirmed plan of reorganization is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.  The Company met both criteria and adopted fresh-start reporting upon Holdings’ and InSight’s emergence from chapter 11.  Fresh-start reporting required us to revalue our assets and liabilities to fair value.  In estimating fair value we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which we adopted in conjunction with our adoption of fresh-start reporting.  SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements.

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

(a)

Debt Discharge. This reflects the cancellation of $205,704 of liabilities subject to compromise pursuant to the terms of the confirmed plan of reorganization. Liabilities subject to compromise were comprised of our senior subordinated notes payable and related accrued interest expense. The holders of senior subordinated notes received 7,780 shares of Holdings’ common stock in satisfaction of such claims.

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

•      Other intangible assets, net.  An adjustment of $5,889 was recorded to recognize identifiable intangible assets.  These intangible assets reflect the estimated fair value of our trademark, wholesale contracts and certificates of need.  These assets will be subject to an annual impairment review (Note 6).

•      Goodwill.  An adjustment of $45,208 was recorded to reflect reorganization value of the successor equity in excess of the fair value of tangible and identified intangible assets and liabilities.  This amount was determined as the stockholders’ deficit immediately prior to Holdings’ and InSight’s emergence from bankruptcy ($252,130), offset by the gain on discharge of debt ($168,248) and revaluation of assets and liabilities ($38,674).  This amount was subsequently impaired as of June 30, 2008.

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

5.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

6.            OTHER INTANGIBLE ASSETS

Identified intangible assets consist primarily of our trademark, certificates of need and wholesale contracts.  The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized.  Wholesale contracts are definite-lived intangible assets and are amortized over five years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.

We evaluate the carrying value of intangible assets, including the related amortization period, in the second quarter of each fiscal year.  Additionally, we review the carrying amount of other indefinite-lived assets whenever events and circumstances indicate that the carrying amount of other indefinite-lived assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments.  Impairment losses, if any, are reflected in the condensed consolidated statements of operations.

We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

A reconciliation of other intangible assets is as follows (amounts in thousands) (unaudited):

	Successor
	September 30, 2008		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized intangible assets:
Wholesale contracts	$7,800	$1,820	$7,800	$1,430
	7,800	1,820	7,800	1,430

Unamortized intangible assets:
Trademark	7,400	—	7,400	—
Certificates of need	10,600	—	10,600	—
Other intangible assets	$25,800	$1,820	$25,800	$1,430

Amortization of intangible assets was approximately $0.4 million, $0.5 million and $0.1 million for the three months ended September 30, 2008, the two months ended September 30, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor), respectively.

Estimated amortization expense for the years ending June 30, are as follows (amounts in thousands) (unaudited):

2009	$1,560
2010	1,560
2011	1,560
2012	1,560
2013	130

7.            NOTES PAYABLE

As of September 30, 2008, we had total indebtedness of approximately $319.4 million in aggregate principal amount, which excludes an unamortized discount of approximately $19.2 million.

As of September 30, 2008, we had outstanding, through InSight, $312.5 million of aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  As of September 30, 2008, the weighted average interest rate on the floating rate notes was 8.05%.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay a price above the principal amount of the notes.  If the redemption or prepayment occurs prior to January 1, 2009, the redemption or prepayment price for floating rate notes would be 103% of the principal amount plus accrued and unpaid interest.  If the prepayment occurs on or after January 1, 2009, the redemption or prepayment price would be 102% of the principal amount plus accrued and unpaid interest.  An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates.  In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock.  The fair value of the floating rate notes as of September 30, 2008 was approximately $125 million.

In September 2008, through InSight, we purchased $2.5 million in principal amount of our floating rate notes for approximately $1.1 million.  We realized a gain of approximately $1.2 million, after the write-off of unamortized discount of approximately $0.2 million.

Holdings’ and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.   The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible property including, without limitation, equipment, certain real property, certain contracts and intellectual property and a cash account related to the foregoing but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets.  In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

Through certain of InSight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent.  As of September 30, 2008, we had approximately $20.8 million of availability under the credit facility, based on our borrowing base.  Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility.  All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing.  Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate.  The applicable margin is currently 2.50% per annum; however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum.  In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A.  There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if availability under the credit facility plus eligible cash falls below $7.5 million.  At September 30, 2008, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $2.2 million outstanding under the credit facility of which approximately $0.3 million were cash collateralized.

The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

8.            EQUITY AND SHARE-BASED COMPENSATION

Equity

Common stock:  Pursuant to the confirmed plan of reorganization and the related exchange offer (Note 4), (i) all of Holdings’ common stock, all options for Holdings’ common stock and all of the senior subordinated notes, were cancelled, and (ii) holders of the senior subordinated notes received 7,780,000 shares of newly issued Holdings’ common stock, and holders of Holdings’ common stock prior to the effective date received 864,444 shares of newly issued Holdings’ common stock, in each case after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock.

Stock options:  On April 14, 2008, the board of directors of Holdings adopted the 2008 Director Stock Option Plan and the 2008 Employee Stock Option Plan.  The director plan permits the issuance of up to 192,096 shares of Holdings’ common stock to Holdings’ directors, and the employee plan permits the issuance of up to 768,000 shares of Holdings’ common stock to employees and key non-employees of Holdings.  Each of the plans was approved at Holdings’ annual stockholders’ meeting on October 29, 2008.

On August 19, 2008, options to purchase 447,000 shares of our common stock were issued to certain of our officers at an exercise price of $0.36 per share.  The options will vest and become exercisable if, and only if, a refinancing event (as defined in the option agreements) is achieved prior to the expiration of the options.  The options expire on August 19, 2018.

A summary of the status of options for shares of Holdings’ common stock at September 30, 2008 and changes during the period is presented below (unaudited):

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
Successor	Options	Exercise Price	Fair Value	Term (years)

Outstanding, June 30, 2008	192,096	$1.09	$1.01
Granted	447,000	0.36	0.36
Outstanding, September 30, 2008	639,096	$0.58	$0.56	9.66

Exercisable at September 30, 2008	—	$—

Of the options outstanding at September 30, 2008, the characteristics are as follows (unaudited):

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$0.36	$0.36	—	447,000	9.83 years
1.01	1.01	—	96,048	9.58 years
1.16	1.16	—	96,048	9.58 years
		—	639,096

Share-based compensation

We account for share-based compensation under SFAS 123R, “Share-Based Payment”, or SFAS 123R.  For the three months ended September 30, 2008, we recognized approximately $0.1 million of compensation expense related to stock options in the condensed consolidated statements of operations.  There were no options or other forms of share-based payment granted during the two months ended September 30, 2007 and the one month ended July 31, 2007, respectively, and no amounts of share-based compensation expense were recognized in the condensed consolidated statements of operations for such periods.

SFAS 123R requires the use of a valuation model to calculate the fair value of share-based awards.  We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, estimated life and interest rates.  The estimated life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.  The average risk-free rate is based on the ten-year U.S. Treasury security rate in effect as of the grant date.  Since the vesting of options granted under the employee plan are based on a refinancing event, and that a refinancing event cannot be assured, no share-based compensation expense has been recognized in the condensed consolidated statement of operations.

9.            INCOME TAXES

As of June 30, 2008, we had federal net operating loss, or NOL, carryforwards of approximately $133.7 million and various state NOL carryforwards.  These NOL carryforwards expire between 2008 and 2027.  As discussed in Note 4, on August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness became effective.  Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred.  The rules under Internal Revenue Code Section 382 in connection with reorganization and cancellation of indebtedness allow for companies to make an election as to how to compute the annual limitation.  We are in process of finalizing our analysis and will make this election upon filing our federal return for the year ended June 30, 2008.

A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.  Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2008 and 2007 and (3) the available evidence, management determined that it is more likely than not that the net deferred tax assets as of the date of applying fresh-start reporting, August 1, 2007 and September 30, 2008, will not be realized.  Consequently, we have a full valuation allowance against such net deferred tax assets as of August 1, 2007.  In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $9.1 million after application of the valuation allowance as of September 30, 2008.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented.  After adoption of SFAS No. 141(R), “Business Combinations” (Note 11), future reversals of the valuation allowance recorded as of August 1, 2007 will be recorded as an income tax benefit.

We adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48, in fiscal 2008.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return.  There was no cumulative effect adjustment recorded as a result of implementing FIN 48 on July 1, 2007.  The liability for income taxes associated with uncertain tax positions was approximately $1.5 million and $1.4 million as of September 30, 2008 and June 30, 2008, respectively, and is included in other long-term liabilities.  This amount, if not required, would favorably affect our effective tax rate.  We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes.  We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months.  As of September 30, 2008, all material federal and state income tax matters have been concluded through June 30, 2004 and June 30, 2003, respectively.

10.          SEGMENT INFORMATION

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

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Successor	Mobile	Fixed	Other	Consolidated
Three months ended September 30, 2008:

Contract services revenues	$23,889	$4,992	$—	$28,881
Patient services revenues	—	34,204	—	34,204
Total revenues	23,889	39,196	—	63,085

Equipment leases	2,071	816	—	2,887
Depreciation and amortization	5,499	5,992	1,100	12,591
Total costs of operations	21,719	33,590	3,303	58,612
Corporate operating expenses	—	—	(5,898)	(5,898)
Equity in earnings of unconsolidated partnerships	166	446	—	612
Interest expense, net	(315)	(505)	(7,047)	(7,867)
Gain on sales of centers	—	440	—	440
Gain on purchase of notes payable	—	—	1,246	1,246
Income (loss) before income taxes	2,021	5,987	(15,002)	(6,994)

Additions to property and equipment	1,908	998	710	3,616

	Mobile	Fixed	Other	Consolidated
Two months ended September 30, 2007:

Contract services revenues	$16,431	$3,830	$—	$20,261
Patient services revenues	—	25,129	—	25,129
Total revenues	16,431	28,959	—	45,390

Equipment leases	1,009	527	—	1,536
Depreciation and amortization	4,367	4,442	1,230	10,039
Total costs of operations	15,885	25,009	1,820	42,714
Corporate operating expenses	—	—	(3,767)	(3,767)
Equity in earnings of unconsolidated partnerships	—	263	—	263
Interest expense, net	(448)	(547)	(5,258)	(6,253)
Income (loss) before income taxes	98	3,666	(10,845)	(7,081)

Additions to property and equipment	134	1,478	594	2,206

Predecessor	Mobile	Fixed	Other	Consolidated
One month ended July 31, 2007:

Contract services revenues	$8,169	$1,882	$—	$10,051
Patient services revenues	—	12,311	—	12,311
Total revenues	8,169	14,193	—	22,362

Equipment leases	513	247	—	760
Depreciation and amortization	1,958	2,045	465	4,468
Total costs of operations	6,918	11,920	1,712	20,550
Corporate operating expenses	—	—	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	—	174	—	174
Interest expense, net	(243)	(289)	(2,386)	(2,918)
Income (loss) before reorganization items, net and income taxes	1,008	2,158	(5,776)	(2,610)

Additions to property and equipment	—	—	—	—

11.          NEW ACCOUNTING PRONOUNCEMENTS

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

12.          HEDGING ACTIVITIES

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

We had an interest rate cap contract with notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  In February 2008, we entered into an interest rate hedging contract with Bank of America, N.A.  The contract effectively provides us with an interest rate collar. The notional amount to which the contract applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the contract are secured on a pari passu basis by the same collateral that secures our credit facility, and the contract is cross-defaulted to our credit facility. The stated term of the contract is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our lenders under the credit facility. We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss).  As of September 30, 2008, the contract had an asset fair value of approximately $0.6 million.

13.          COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the three months ended September 30, 2008, the two months ended September 30, 2007 (Successor) and one month ended July 31, 2007 (Predecessor), respectively (amounts in thousands) (unaudited):

	Successor		Predecessor
	Three	Two	One
	Months	Months	Month
	Ended	Ended	Ended
	September 30,	September 30,	July 31,
	2008	2007	2007

Net (loss) income	$(7,229)	$(7,985)	$196,326
Unrealized (loss) gain attributable to change in fair value of interest rate contract	(403)	36	—
Comprehensive (loss) income	$(7,632)	$(7,949)	$196,326

14.          (LOSS)  INCOME  PER COMMON SHARE

We report basic and diluted earnings per share, or EPS, for our common stock.  Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period.  Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options.  There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS.   Due to the net losses reported for the three months ended September 30, 2008 and the two months ended September 30, 2007 (Successor) and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.

15.          FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis consists of an interest rate collar contract (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
	Successor	markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)	Technique
Other assets	$598	$—	$598	$—	(a	)

16.          COMMITMENTS AND CONTINGENCIES

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering certain potential insurable losses where such coverage is cost-effective.  We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

17.          SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Holdings and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the floating rate notes (Note 7).  These guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.”  We account for our investment in InSight and its subsidiaries under the equity method of accounting.  Dividends from InSight to Holdings are restricted under the agreements governing our material indebtedness.    This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

SEPTEMBER 30, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,489	$2,517	$—	$20,006
Trade accounts receivables, net	—	—	28,243	5,212	—	33,455
Other current assets	—	—	7,414	307	—	7,721
Intercompany accounts receivable	38,088	293,935	7,594	—	(339,617)	—
Total current assets	38,088	293,935	60,740	8,036	(339,617)	61,182
Property and equipment, net	—	—	90,714	13,240	—	103,954
Cash, restricted	—	—	8,081	—	—	8,081
Investments in partnerships	—	—	6,894	—	—	6,894
Investments in consolidated subsidiaries	(176,414)	(177,062)	10,217	—	343,259	—
Other assets	—	—	711	—	—	711
Other intangible assets, net	—	—	18,172	5,808	—	23,980
	$(138,326)	$116,873	$195,529	$27,084	$3,642	$204,802

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$177	$2,112	$—	$2,289
Accounts payable and other accrued expenses	—	—	28,287	1,343	—	29,630
Intercompany accounts payable	—	—	332,023	7,594	(339,617)	—
Total current liabilities	—	—	360,487	11,049	(339,617)	31,919
Notes payable and capital lease obligations, less current portion	—	293,287	711	3,869	—	297,867
Other long-term liabilities	—	—	11,393	1,949	—	13,342
Stockholders’ equity (deficit)	(138,326)	(176,414)	(177,062)	10,217	343,259	(138,326)
	$(138,326)	$116,873	$195,529	$27,084	$3,642	$204,802

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$26,385	$2,496	$—	$28,881
Patient services	—	—	28,236	5,968	—	34,204
Total revenues	—	—	54,621	8,464	—	63,085

Costs of operations	—	—	50,240	8,372	—	58,612
Gross profit	—	—	4,381	92	—	4,473

Corporate operating expenses	—	—	(5,898)	—	—	(5,898)

Equity in earnings of unconsolidated partnerships	—	—	612	—	—	612

Interest expense, net	—	—	(7,714)	(153)	—	(7,867)

Gain on sales of centers	—	—	440	—	—	440

Gain on purchase of notes payable	—	1,246	—	—	—	1,246
Income (loss) before income taxes	—	1,246	(8,179)	(61)	—	(6,994)

Provision for income taxes	—	—	235	—	—	235
Income (loss) before equity in loss of consolidated subsidiaries	—	1,246	(8,414)	(61)	—	(7,229)

Equity in loss of consolidated subsidiaries	(7,229)	(8,475)	(61)	—	15,765	—
Net loss	$(7,229)	$(7,229)	$(8,475)	$(61)	$15,765	$(7,229)

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net loss	$(7,229)	$(7,229)	$(8,475)	$(61)	$15,765	$(7,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	—	11,183	1,408	—	12,591
Amortization of bond discount	—	—	1,311	—	—	1,311
Share-based compensation	—	—	18	—	—	18
Equity in earnings of unconsolidated partnerships	—	—	(612)	—	—	(612)
Distributions from unconsolidated partnerships	—	—	512	—	—	512
Gain on sales of centers	—	—	(440)	—	—	(440)
Gain on purchase of notes payable	—	(1,246)	—	—	—	(1,246)
Deferred income taxes	—	—	60	—	—	60
Equity in loss of consolidated subsidiaries	7,229	8,475	61	—	(15,765)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,274	(235)	—	1,039
Intercompany receivables, net	—	—	335	(335)	—	—
Other current assets	—	—	439	(189)	—	250
Accounts payable and other accrued expenses	—	—	(3,402)	133	—	(3,269)
Net cash provided by operating activities	—	—	2,264	721	—	2,985

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	1,620	—	—	1,620
Additions to property and equipment	—	—	(3,334)	(282)	—	(3,616)
Increase in restricted cash	—	—	(9)	—	—	(9)
Other	—	—	188	(504)	—	(316)
Net cash used in investing activities	—	—	(1,535)	(786)	—	(2,321)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(45)	(486)	—	(531)
Purchase of notes payable	—	—	(1,129)	—	—	(1,129)
Net cash used in financing activities	—	—	(1,174)	(486)	—	(1,660)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(445)	(551)	—	(996)
Cash, beginning of period	—	—	17,934	3,068	—	21,002
Cash, end of period	$—	$—	$17,489	$2,517	$—	$20,006

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE TWO MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(7,985)	$(7,985)	$(7,985)	$24	$15,946	$(7,985)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	—	—	3,547	—	—	3,547
Depreciation and amortization	—	—	9,028	1,011	—	10,039
Amortization of bond discount	—	—	790	—	—	790
Equity in earnings of unconsolidated partnerships	—	—	(263)	—	—	(263)
Distributions from unconsolidated partnerships	—	—	604	—	—	604
Deferred income taxes	—	—	780	—	—	780
Equity in (loss) income of consolidated subsidiaries	7,985	7,985	(24)	—	(15,946)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	274	(357)	—	(83)
Intercompany receivables, net	—	—	1,043	(1,043)	—	—
Other current assets	—	—	504	14	—	518
Accounts payable and other accrued expenses	—	—	(2,333)	(112)	—	(2,445)
Net cash provided by (used in) operating activities before reorganization items	—	—	5,965	(463)	—	5,502
Cash used for reorganization items	—	—	(3,547)	—	—	(3,547)
Net cash provided by (used in) operating activities	—	—	2,418	(463)	—	1,955

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(2,177)	(29)	—	(2,206)
Other	—	—	(105)	—	—	(105)
Net cash used in investing activities	—	—	(2,282)	(29)	—	(2,311)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(618)	(291)	—	(909)
Other	—	—	49	—	—	49
Net cash used in financing activities	—	—	(569)	(291)	—	(860)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(433)	(783)	—	(1,216)
Cash, beginning of period	—	—	18,336	3,136	—	21,472
Cash, end of period	$—	$—	$17,903	$2,353	$—	$20,256

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

All references to “we,” “us,” “our,” “our company” or “the Company” in this Form 10-Q mean InSight Health Services Holdings Corp., a Delaware corporation incorporated in 2001, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself.  References in this Form 10-Q to “Successor” refer to our company on or after August 1, 2007, and references to “Predecessor” refer to our company prior to August 1, 2007.

This quarterly report on Form 10-Q, or Form 10-Q, includes “forward-looking statements.”   Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital projects, financing needs, debt purchases, plans or intentions relating to acquisitions and new fixed-site developments, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information.  When used in this Form 10-Q the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements.  All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions.  Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q.  Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are described herein, including the factors described in Part II, Item 1A. “Risk Factors” and the following:

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

•                  operating, legal, governmental and regulatory risks; and

•                  economic (including financial and capital market conditions), political and competitive forces affecting our business.

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies.  We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states.  While we generated approximately 67% of our total revenues from MRI services during the three months ended September 30, 2008, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of September 30, 2008, our network consists of 76 fixed-site centers and 109 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers.  Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups.  Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity.  We do not engage in the practice of medicine; instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance.   We have two reportable segments: mobile operations and fixed operations.  Our 76 fixed-site centers include 11 parked mobile facilities, each of which serves a single customer.  These parked mobile facilities are included in our mobile operations.  Of our 109 mobile facilities, four mobile facilities are included as part of our fixed operations in Maine.

The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies.  Notwithstanding the growth in the industry, our Adjusted EBITDA declined approximately 15.7% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and 33.1% for the year ended June 30, 2008 as compared to the year ended June 30, 2007 (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below).  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past seventeen fiscal quarters.  This negative trend in Adjusted EBITDA may continue and may be exacerbated by the reimbursement reductions discussed in the subsection entitled “Reimbursement” below.

We have implemented the following steps in an attempt to reverse the negative trend in Adjusted EBITDA:

Leadership Changes.  During the fourth quarter of 2008, we appointed Louis E. “Kip” Hallman, III, our President and Chief Executive Officer, and Bernard O’Rourke our Executive Vice President and Chief Operating Officer.  Previously, these executives served in various executive positions with us.  Messrs. Hallman and O’Rourke have 11 years and 9 years, respectively, of executive healthcare experience.  In October 2008, we announced that Steven M. King had joined us as our Executive Vice President — Sales and Marketing, and that effective November 1, 2008 Keith S. Kelson would become our Executive Vice President and Chief Financial Officer.  Mr. King has over 20 years of healthcare sales and marketing experience, and Mr. Kelson has over 10 years of senior financial leadership experience.

Core Market Strategy.  We are implementing a strategy based on core markets.  We believe that such a strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy.  A core market will be based on many factors, including, without limitation, demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area, regulatory restrictions, such as certificates of need, and potential for alignment with radiologists, hospitals or payors.  We expect that this strategy will result in us exiting some markets while increasing our presence in others or establishing new markets, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers and mobile routes.  In implementing our core market strategy, we have taken the following actions:

•                  Between April and August 2008, we sold ten fixed-site centers in California and our majority ownership interests in two joint ventures that operated fixed-site centers in Ohio and New York.  In addition, in July 2008 we closed a fixed-site center in California.

•                  In October 2008, we purchased two fixed-site centers in Arizona.

•                  We are currently engaged, at various stages, in a number of transactions, for the sale of certain underperforming assets and assets in non-core markets.

•                  We are currently engaged, at various stages, in a number of transactions, for the purchase of certain businesses in core markets or potential core markets.

We expect to utilize proceeds from such sale transactions to acquire businesses, assets, upgrade imaging equipment or purchase portions of the floating rate notes.  There can be no assurance that we can complete sales and/or purchases of assets on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the assets we sell.

Initiatives.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance coverage.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions.  As a result, in May 2008, we commenced a new cost reduction initiative relating to field and corporate organizational changes that will be substantially completed by December 31, 2008.

Reorganization

On May 29, 2007, Holdings and InSight filed voluntary petitions to reorganize their business under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (Case No. 07-10700).  The filing was in connection with a prepackaged plan of reorganization and related exchange offer.  The other subsidiaries of Holdings were not included in the bankruptcy filing and continued to operate their business.  On July 10, 2007, the bankruptcy court confirmed Holdings’ and InSight’s Second Amended Joint Plan of Reorganization pursuant to chapter 11 of the Bankruptcy Code.  The plan of reorganization became effective and Holdings and InSight emerged from bankruptcy protection on August 1, 2007, or the effective date. Pursuant to the confirmed plan of reorganization and the related exchange offer, (I) all of Holdings’ common stock, all options for Holdings’ common stock and all of InSight’s 9.875% senior subordinated notes due 2011, or senior subordinated notes, were cancelled, and (II) holders of InSight’s senior subordinated notes and holders of Holdings’ common stock prior to the effective date received 7,780,000 and 864,444 shares of newly issued Holdings’ common stock, respectively, in each case after giving effect to a one for 6.326392 reverse stock split of Holdings’ common stock.

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of September 30, 2008, we had total indebtedness of approximately $319.4 million in aggregate principal amount, including InSight’s $312.5 million of senior secured floating rate notes due 2011, or floating rate notes.  We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.  Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.

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

Under the final rule for OPPS effective January 1, 2008, CMS packaged many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components.  The practical overall effect in many cases is to decrease the total reimbursement received by hospitals for certain outpatient radiological services, including PET/CT.  Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones.  Although CMS continues to expand reimbursement for new applications of PET and PET/CT, broader applications are unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement.  Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations that decreased the reimbursement for diagnostic procedures performed together on the same day.  Under these regulations, CMS identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session.  CMS anticipated phasing in this 50% rate reduction over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, pursuant to final regulations released in November 2006, CMS did not implement the second phase of the rate reduction in 2007, although effective January 1, 2009, CMS expanded the list of procedures subject to the rule.  CMS has not yet stated whether it will implement the second phase.  CMS has also published proposed regulations for hospital outpatient services that would implement the same multi procedure reimbursement methodology set forth under the Medicare Part B fee schedule; however it has delayed the implementation of this reimbursement methodology for an indefinite period of time.  As a result Medicare continues to pay 100% of the technical component of each procedure for hospital outpatient services.  If CMS implements this reimbursement methodology, it would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us.

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

Further, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula.  As a result, for calendar years 2006, 2007 and 2008, CMS published regulations decreasing the Part B reimbursement rates by 4.3%, 5.0% and 10.1%, respectively.  In each instance, Congress enacted legislation preventing the decreases from taking effect, and under the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), Congress mandated a 1.1% increase for 2009.  Notwithstanding the mandated increase for 2009, due to other legislative mandates regarding how the Medicare rates are calculated under the statutory formula, there will be a decrease in the payment of the technical component for imaging services of 5.3% and a 2.7% increase for professional services for 2009.  Thus, imaging services that are billed globally will see an overall decrease in Medicare reimbursement rates.  This decrease in Medicare reimbursement rates for imaging services will have an adverse effect on our financial condition and results of operations.

MIPPA also requires, among other things, that beginning January 1, 2012, any entity that performs diagnostic imaging services and that wishes to receive a Medicare facility fee for the performance of those services will be required to have received accreditation from a national accrediting agency approved by Medicare.  Medicare has not yet developed a list of approved accreditation organizations.

Lastly, the Final Medicare Physician Fee Schedule for 2009, displayed on the CMS website at the end of October 2008 and effective January 1, 2009, contains new rules that require mobile entities that “furnish” diagnostic imaging services to Medicare beneficiaries to enroll as independent diagnostic testing facilities with Medicare regardless of whether they furnish services in a mobile unit or at a fixed-base location.  In addition, these new rules require mobile entities that provide services to non-hospital providers to commence billing the Medicare program directly.  If, due to these new rules, InSight is required to modify its contracts with certain non-hospital provider, and certain of these providers cancel their contracts in lieu of modifying such contracts, such cancellations may adversely effect InSight’s financial condition and results of operation.

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

The following illustrates our payor mix based on revenues for the three months ended September 30, 2008 and 2007:

	Three Months Ended
	September 30,
	2008	2007
	(Successor)	(Combined)
Percentage of Total Revenues
Hospitals, physician groups and other healthcare providers (1)	47%	46%
Managed care and insurance	37%	37%
Medicare	10%	11%
Medicaid	2%	2%
Workers’ compensation	2%	2%
Other, including self-pay patients	2%	2%

(1)          We have one healthcare provider that accounts for approximately 7% of our total revenues.  No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

As of September 30, 2008, our days sales outstanding for trade accounts receivables on a net basis was 48 days.  We calculate days sales outstanding by dividing accounts receivables, net of allowances, by the three-month average revenue per day.

The aging of our gross and net trade accounts receivables as of September 30, 2008 is as follows (amounts in thousands):

						120 days
		Current	30 days	60 days	90 days	and older	Total
		(unaudited)

	Hospitals, physician groups and other healthcare providers	$8,828	$4,430	$1,082	$220	$463	$15,023
	Managed care and insurance	16,223	5,398	2,747	1,901	7,442	33,711
	Medicare/Medicaid	4,908	1,503	752	431	1,641	9,235
	Workers’ compensation	1,043	682	415	326	781	3,247
	Other, including self-pay patients	137	79	69	91	61	437
	Trade accounts receivables	31,139	12,092	5,065	2,969	10,388	61,653

Less:	Allowances for professional fees	(3,136)	(1,079)	(588)	(363)	(1,515)	(6,681)
	Allowances for contractual adjustments	(9,448)	(2,808)	(1,519)	(65)	(395)	(14,235)
	Allowances for doubtful accounts	(6)	(20)	(360)	(1,539)	(5,357)	(7,282)
	Trade accounts receivables, net	$18,549	$8,185	$2,598	$1,002	$3,121	$33,455

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations.  As a result, a high percentage of our total operating expenses are fixed.  Our fixed costs include depreciation and amortization, debt service, lease payments, salaries and benefit obligations, equipment maintenance expenses, insurance and vehicle operations costs.  Because a large portion of our operating expenses are fixed, any increase in our procedure volume or reimbursement rates disproportionately increases our operating cash flow.  Conversely, any decrease in our procedure volume or reimbursement rates disproportionately decreases our operating cash flow.  Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film, contrast media and radiopharmaceuticals used in PET and PET/CT procedures.

Results of Operations

Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or SOP 90-7.  The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes.  Accordingly, our consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date.  The adoption of fresh-start reporting primarily affects depreciation and amortization and interest expense in the consolidated statements of operations.  The accompanying consolidated statements of operations for the three months ended September 30, 2007 combine the results of operations for the one month ended July 31, 2007 of the Predecessor and the two months ended September 30, 2007 of the Successor.  We then compare the combined results of operations with the corresponding period in the current year.

Presentation of the combined results of operations for fiscal 2008 does not comply with accounting principles generally accepted in the United States; however, we believe the combined results of operations for the three months ended September 30, 2007 provide management and investors with a more meaningful perspective of our financial performance and operating trends than if we did not combine the results of operations of Predecessor and Successor in this manner.  Similarly, we combine the financial results of Predecessor and Successor when discussing sources and uses of cash for the three months ended September 30, 2007.

The following table sets forth the results of operations for the three months ended September 30, 2008 and 2007.  These combined results have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and may not be indicative of future operating results (amounts in thousands):

	Three Months Ended
	September 30,
	2008	2007
	(Successor)	(Combined)
	(unaudited)

REVENUES:
Contract services	$28,881	$30,312
Patient services	34,204	37,440
Total revenues	63,085	67,752

COSTS OF OPERATIONS:
Costs of services	42,092	45,229
Provision for doubtful accounts	1,042	1,232
Equipment leases	2,887	2,296
Depreciation and amortization	12,591	14,507
Total costs of operations	58,612	63,264

Gross profit	4,473	4,488

CORPORATE OPERATING EXPENSES	(5,898)	(5,445)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	612	437

INTEREST EXPENSE, net	(7,867)	(9,171)

GAIN ON SALES OF CENTERS	440	—

GAIN ON PURCHASE OF NOTES PAYABLE	1,246	—

Loss before reorganization items and income taxes	(6,994)	(9,691)

REORGANIZATION ITEMS, net	—	198,998

(Loss) income before income taxes	(6,994)	189,307

PROVISION FOR INCOME TAXES	235	966

Net (loss) income	$(7,229)	$188,341

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	September 30,
	2008	2007
	(Successor)	(Combined)
	(unaudited)

REVENUES:	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	66.7	66.8
Provision for doubtful accounts	1.7	1.8
Equipment leases	4.6	3.4
Depreciation and amortization	19.9	21.4
Total costs of operations	92.9	93.4

Gross profit	7.1	6.6

CORPORATE OPERATING EXPENSES	(9.3)	(8.0)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.0	0.6

INTEREST EXPENSE, net	(12.5)	(13.5)

GAIN ON SALES OF CENTERS	0.6	—

GAIN ON PURCHASE OF NOTES PAYABLE	2.0	—

Loss before reorganization items and income taxes	(11.1)	(14.3)

REORGANIZATION ITEMS, net	—	293.7

(Loss) income before income taxes	(11.1)	279.4

PROVISION FOR INCOME TAXES	0.4	1.4

Net (loss) income	(11.5)%	278.0%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Three Months Ended
	September 30,
	2008	2007
	(Successor)	(Combined)
	(unaudited)

Revenues
Fixed operations	$39,196	$43,152
Mobile operations	23,889	24,600
Total	$63,085	$67,752

Costs of Operations
Fixed operations	$33,590	$36,929
Mobile operations	21,719	22,803
Other	3,303	3,532
Total	$58,612	$63,264

Costs of Operations as a Percentage of Revenues
Fixed operations	85.7%	85.6%
Mobile operations	90.9	92.7
Total	92.9%	93.4%

Three Months Ended September 30, 2008 and 2007

Revenues:  Revenues decreased approximately 6.9% from approximately $67.8 million for the three months ended September 30, 2007, to approximately $63.1 million for the three months ended September 30, 2008.  This decrease was due to lower revenues from our fixed operations (approximately $4.0 million) and from our mobile operations (approximately $0.7 million).  Revenues from our fixed and mobile operations represented approximately 62% and 38%, respectively, of our total revenues for the three months ended September 30, 2008.  Revenues have been and are expected to continue to be adversely affected by the negative trends discussed above.

Revenues from our fixed operations decreased approximately 9.2% from approximately $43.2 million for the three months ended September 30, 2007, to approximately $39.2 million for the three months ended September 30, 2008.  This decrease was due primarily to the loss of revenues from the centers we sold or closed during fiscal 2009 and 2008 (approximately $4.5 million), partially offset by an increase from our existing fixed-site centers (approximately $0.5 million).  Revenues from our existing fixed-site centers increased because of an increase in our average reimbursement from payors (approximately 1.1%).

Revenues from our mobile operations decreased approximately 2.9% from approximately $24.6 million for the three months ended September 30, 2007, to approximately $23.9 million for the three months ended September 30, 2008. This decrease was due primarily to a reduction in the number of mobile facilities in operation and reductions in reimbursement from our mobile customers for all modalities.  The reductions in reimbursement are the result of competition from other mobile providers and the increased age of our mobile facilities.

Costs of Operations:  Costs of operations decreased approximately 7.4% from approximately $63.3 million for the three months ended September 30, 2007, to approximately $58.6 million for the three months ended September 30, 2008.  This decrease was due primarily to lower costs at our fixed operations (approximately $3.3 million), our mobile operations (approximately $1.1 million) and at our billing and other operations (approximately $0.3 million).  The decrease at our billing and other operations is due to lower amortization expense (approximately $0.5 million) and lower consulting fees, partially offset by higher salaries and benefits.  Our gross profit margin improved slightly primarily due to (1) the sale or closure of centers with lower gross profit margins; (2) decreases in depreciation and amortization; and (3) our cost reduction initiatives, partially offset by increases in certain costs of operations.

Costs of operations at our fixed operations decreased approximately 8.9% from approximately $36.9 million for the three months ended September 30, 2007, to approximately $33.6 million for the three months ended September 30, 2008.  The decrease was due primarily to the elimination of costs from the centers we sold or closed in fiscal 2009 and 2008 (approximately $4.8 million), partially offset by an increase in costs at our existing fixed-site centers (approximately $1.5 million).  The increase in costs of operations at our existing fixed-site centers was primarily caused by (1) equipment maintenance costs (approximately $0.6 million); (2) equipment lease costs (approximately $0.2 million); (3) depreciation and amortization expense (approximately $0.2 million); and (4) minority interest expense from our consolidated partnerships (approximately $0.1 million), partially offset by reduced salaries and benefits (approximately $0.1 million).

Costs of operations at our mobile operations decreased approximately 4.8% from approximately $22.8 million for the three months ended September 30, 2007, to approximately $21.7 million for the three months ended September 30, 2008.  The decrease was due primarily to (1) reduced salaries and benefits (approximately $1.1 million) and (2) lower depreciation and amortization expense (approximately $0.8 million), partially offset by (1) higher equipment lease costs as a result of entering into more operating leases (approximately $0.5 million) and (2) vehicle operations costs (approximately $0.4 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 9.2% from approximately $5.4 million for the three months ended September 30, 2007, to approximately $5.9 million for the three months ended September 30, 2008.  The increase was due primarily to higher consulting costs, including costs related to executive recruitment (approximately $0.2 million).

Interest Expense, net:  Interest expense, net decreased approximately 14.1% from approximately $9.2 million for the three months ended September 30, 2007, to approximately $7.9 million for the three months ended September 30, 2008.  The decrease was due primarily to lower interest rates on the floating rate notes (approximately $1.9 million) partially offset by increased amortization of the bond discount (approximately $0.5 million).

Gain on Sales of Centers:  For the three months ended September 30, 2008, we sold three fixed-site centers in California and our majority interest in a partnership in New York.  We received approximately $1.6 million from the sales and recorded a gain of approximately $0.4 million.

Gain on Purchase of Notes Payable:  For the three months ended September 30, 2008, we purchased $2.5 million in principal amount of our floating rate notes for approximately $1.1 million.  We realized a gain of approximately $1.2 million, after the write-off of unamortized discount of $0.2 million.

Loss Before Reorganization Items, net and Income Taxes:  Loss before reorganization items, net and income taxes decreased approximately 27.8% from approximately $9.7 million for the three months ended September 30, 2007, to approximately $7.0 million for the three months ended September 30, 2008.  An analysis of the change in loss before reorganization items, net and income taxes between the three months ended September 30, 2008 and 2007 is as follows (amounts in thousands)(unaudited):

Consolidated

Loss before reorganization items, net and income taxes - Three months ended September 30, 2007	$(9,691)
Change in existing centers and facilities revenues	(188)
Change in existing centers and facilities costs of services	(650)
Change in existing centers and facilities equipment leases	(737)
Change in existing centers and facilities depreciation and amortization	1,239
Change in corporate operating expenses	(453)
Impact of centers sold or closed	321
Change in equity in earnings of unconsolidated partnerships	175
Change in interest expense, net	1,304
Gain on sales of centers	440
Gain on purchase of notes payable	1,246

Loss before reorganization items, net and income taxes - Three months ended September 30, 2008	$(6,994)

Reorganization Items, net:  During the one month ended July 31, 2007, Predecessor recorded net gains of approximately $199.0 million for items in accordance with SOP 90-7 related to Holdings’ and InSight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.

Provision for Income Taxes:  Provision for income taxes decreased from approximately $1.0 million for the three months ended September 30, 2007, to approximately $0.2 million for the three months ended September 30, 2008.  The provision for income taxes for the three months ended September 30, 2008 is primarily related to estimated state income taxes.

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

Liquidity:  The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of September 30, 2008, we had total indebtedness of approximately $319.4 million in aggregate principal amount, including $312.5 million of floating rate notes.  We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

During recent years, our financial performance has deteriorated.  We reported net losses of approximately $7.2 million, $169.2 million, $99.0 million and $210.2 million for three months ended September 30, 2008, the eleven months ended September 30, 2008 and the years ended September 30, 2007 and 2006, respectively.  We have implemented steps to improve our financial performance, including, leadership changes, a core market strategy and various initiatives in response to this deterioration.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information at the time a procedure is scheduled or completed, and (3) improvements in our revenue cycle management.  Cost reduction initiatives will focus on streamlining our organizational structure and leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions. We can give no assurance that these steps will be adequate to improve our financial performance.  Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

Our short-term liquidity needs relate primarily to:

•                  interest payments relating to the floating rate notes and credit facility;

•                  capital projects;

•                  working capital requirements;

•                  potential acquisitions; and

•                  potential purchases of portions of the floating rate notes.

Our long-term liquidity needs relate primarily to the maturity of the floating rate notes in November 2011.

As mentioned above, we may from time to time, in one or more open market or privately negotiated transactions, purchase a portion of our outstanding floating rate notes.  Any such purchases shall be in accordance with the terms of agreements governing our material indebtedness.  In September 2008, we purchased $2.5 million in principal amount of floating rate notes for approximately $1.1 million. We realized a gain of approximately $1.2 million, after the write off of unamortized discount of approximately $0.2 million.

Cash, cash equivalents and restricted cash as of September 30, 2008 were approximately $28.1 million (including approximately $8.1 million, that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes).  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

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

A summary of cash flows is as follows (amounts in thousands) (unaudited):

	Three Months Ended
	September 30,
	2008	2007
	(Successor)	(Combined)

Net cash provided by (used in) operating activities	$2,985	$(4,884)
Net cash used in investing activities	(2,321)	(2,130)
Net cash (used in) provided by financing activities	(1,660)	6,438

Decrease in cash and cash equivalents	$(996)	$(576)

Net cash provided by operating activities was approximately $3.0 million for the three months ended September 30, 2008 and resulted primarily from our net loss (approximately $7.2 million) before non-cash charges (approximately $12.3 million), partially offset by changes in certain assets and liabilities (approximately $2.0 million).  Non-cash charges primarily include (1) depreciation and amortization (approximately $12.6 million) and (2) amortization of bond discount (approximately $1.3 million), partially offset by non-cash income of (1) gain on sales of centers (approximately $0.4 million) and (2) gain on purchase of notes payable (approximately $1.2 million).  The changes in certain assets and liabilities primarily consist of a decrease in accounts payable and accrued expenses (approximately $3.3 million) offset by a decrease in accounts receivables, net (approximately $1.0 million).

Net cash used in investing activities was approximately $2.3 million for the three months ended September 30, 2008 and resulted primarily from our purchase or upgrade of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $3.6 million), partially offset by proceeds from the sales of certain centers (approximately $1.6 million).

Net cash used in financing activities was approximately $1.6 million for the three months ended September 30, 2008 and resulted primarily from the purchase of notes payable (approximately $1.1 million) and principal payments on notes payable and capital lease obligations (approximately $0.5 million).

We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding gain on sales of centers, reorganization items, net and gain on purchase of notes payable.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.

While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands) (unaudited):

	Three Months Ended
	September 30,
	2008	2007
	(Successor)	(Combined)

Net cash provided by (used in) operating activities	$2,985	$(4,884)
Cash used for reorganization items	—	7,846
Provision for income taxes	235	966
Interest expense, net	7,867	9,171
Amortization of bond discount	(1,311)	(790)
Share-based compensation	(18)	—
Amortization of deferred financing costs	—	(145)
Equity in earnings of unconsolidated partnerships	612	437
Distributions from unconsolidated partnerships	(512)	(662)
Net change in operating assets and liabilities	1,980	2,828
Net change in deferred income taxes	(60)	(780)

Adjusted EBITDA	$11,778	$13,987

Adjusted EBITDA decreased approximately 15.7% from approximately $14.0 million for the three months ended September 30, 2007, to approximately $11.8 million for the three months ended September 30, 2008.  This decrease was due primarily to reductions in Adjusted EBITDA from our (1) fixed operations (approximately $1.1 million) and our mobile operations (approximately $0.3 million); (2) increases in costs at our billing and other operations (approximately $0.3 million); and (3) increased corporate operating expenses (approximately $0.5 million).

Adjusted EBITDA from our fixed operations decreased approximately 8.4% from approximately $13.1 million for the three months ended September 30, 2007, to approximately $12.0 million for the three months ended September 30, 2008.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $0.7 million) and the elimination of Adjusted EBITDA at the centers we sold or closed (approximately $0.4 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is due primarily to the increase in costs discussed above, partially offset by the increase in revenues.

Adjusted EBITDA from our mobile operations decreased approximately 3.7% from approximately $8.1 million for the three months ended September 30, 2007, to approximately $7.8 million for the three months ended September 30, 2008.  This decrease was due primarily to the reduction in revenues discussed above, partially offset by the reduction in costs discussed above and an increase in equity in earnings of unconsolidated partnerships.

Capital Projects:  As of September 30, 2008, we have committed to capital projects of approximately $9.8 million through May 2009.   We expect to use either internally generated funds, capital or operating leases, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance the acquisition of such equipment.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.  If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility:  As of September 30, 2008, we had outstanding, through InSight, $312.5 million of aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly.  As of September 30, 2008, the weighted average interest rate on the floating rate notes was 8.05%.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay a price above the principal amount of the notes.  If the redemption or prepayment occurs prior to January 1, 2009, the redemption or prepayment price for floating rate notes would be 103% of the principal amount plus accrued and unpaid interest.  If the prepayment occurs on or after January 1, 2009, the redemption or prepayment price would be 102% of the principal amount plus accrued and unpaid interest.  An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates.  In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock.  The fair value of the floating rate notes as of September 30, 2008 was approximately $125 million.

Holdings’ and InSight’s wholly owned subsidiaries unconditionally guarantee all of InSight’s obligations under the indenture for the floating rate notes.   The floating rate notes are secured by a first priority lien on substantially all of InSight’s and the guarantors’ existing and future tangible and intangible property including, without limitation, equipment, certain real property, certain contracts and intellectual property and a cash account related to the foregoing, but are not secured by a lien on their accounts receivables and related assets, cash accounts related to receivables and certain other assets.  In addition, the floating rate notes are secured by a portion of InSight’s stock and the stock or other equity interests of InSight’s subsidiaries.

Through certain of InSight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent.  As of September 30, 2008, we had approximately $20.8 million of availability under the credit facility, based on our borrowing base.  At September 30, 2008, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $2.2 million outstanding under the credit facility of which approximately $0.3 million are cash collateralized.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations”, or SFAS 141(R), which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently reviewing SFAS 141(R) to determine its effects on business acquisitions we may make in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact the consolidated financial statements are described below. A summary of our significant accounting policies can be found in the notes to our consolidated financial statements, which are included in our annual report on Form 10-K for the period ended June 30, 2008 filed with the Securities and Exchange Commission, or SEC.

Other intangible assets:  Identified intangible assets consist primarily of our trademark, certificates of need and wholesale contracts.  The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized.  Wholesale contracts are definite-lived intangible assets and are amortized over five years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.

We evaluate the carrying value of intangible assets, including the related amortization period, in the second quarter of each fiscal year.  Additionally, we review the carrying amount of other indefinite-lived assets whenever events and circumstances indicate that the carrying amount of other indefinite-lived assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments.  Impairment losses, if any, are reflected in the condensed consolidated statements of operations.

We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility.  As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt.  We believe there was not a material quantitative change in our market risk exposure during the quarter ended September 30, 2008, as compared to prior periods.   At September 30, 2008, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate collar contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 39% of our total indebtedness as of September 30, 2008.   We do not engage in activities using complex or highly leveraged instruments.

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

We have an interest rate hedging agreement with Bank of America, N.A.  The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement are secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our revolving lenders. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract.  We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss).  As of September 30, 2008, the contract had an asset fair value of approximately $0.6 million.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of September 30, 2008, a 1% increase or decrease in interest rates on our $312.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.6 million and $2.1 million, respectively.  The weighted average interest rate on the floating debt as of September 30, 2008 was 8.05%.

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

ITEM 4.      CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.  RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of debt, which requires significant interest and principal payments.  As of September 30, 2008, we had total indebtedness of approximately $319.4 million in aggregate principal amount.  In addition, subject to the restrictions contained in the indenture governing the floating rate notes and our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.   Specifically, our high level of debt could have important consequences, including the following:

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

•                  make certain investments;

•                  merge, consolidate or transfer or sell assets; and

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

 Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  Under the terms of indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock.  We believe that as of September 15, 2008, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock.   We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required purchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of September 30, 2008 of approximately $87.7 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value of our assets may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of September 30, 2008 of approximately $24.0 million.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At September 30, 2008, approximately 98% of our indebtedness was variable rate indebtedness.  We have an interest rate collar contract for a term of two years, with a notional amount of $190 million with a LIBOR cap of 3.25% and a LIBOR floor of 2.59%.  As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 39% as of September 30, 2008.  Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes.  Moreover, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the three month ended September 30, 2008, we derived approximately 54% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide.  Moreover, our healthcare provider customers, which provided approximately 46% of our revenues during the three month ended September 30, 2008, generally rely on reimbursement from third-party payors. To the extent our healthcare provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us as they would seek to offset such decreased reimbursement rates.  We expect that any further changes to the rates or methods of reimbursement for our services, whether directly through billings to third-party payors or indirectly through our healthcare provider customers, will result in a further decline in our revenues and adversely affect our financial condition and results of operations.  See our discussion regarding reimbursement changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reimbursement”.

Negative trends could continue to adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”).  Our Adjusted EBITDA declined approximately 15.7% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 and approximately 33.1% for the year ended June 30, 2008 as compared to the year ended June 30, 2007.  The decline in Adjusted EBITDA as compared to prior year periods has become a historical trend based on our performance during the past seventeen fiscal quarters.   This negative trend in Adjusted EBITDA may continue and may be exacerbated by reimbursement reductions.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms.  For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms.  A significant number of our mobile contracts will expire each year.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, with lower procedure volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment.  Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our revenues, non-renewal of several contracts on favorable terms, or at all, could have a significant negative impact on our financial condition and results of operations.

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

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues.  Such expenses include, but are not limited to, debt service, lease payments, depreciation and amortization, salaries and benefit obligations, equipment maintenance expenses, insurance and vehicle operations costs.  As a result, a relatively small reduction in the prices we charge for our services or procedure volume could have a disproportionate negative effect on our financial condition and results of operations.

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

Our PET and PET/CT services and some of our other imaging services require the use of radioactive materials to produce images.   While this radioactive material has a short half-life, meaning it quickly breaks down into non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury.  We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products.  Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials.  In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance.  In addition, we may not be able to maintain insurance on acceptable terms, or at all.   We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations which would adversely affect our financial condition and results of operations.

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

•                  the federal Civil Money Penalty law;

•                  the Health Insurance Portability and Accountability Act of 1996;

•                  the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•                  state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians;

•                  Food and Drug Administration requirements;

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

ITEM 6.      EXHIBITS

10.17*

Amendment to Separation Agreement dated October 13 2008, by and among Holdings, InSight and Mitch C. Hill, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on October 17, 2008.

10.18*

Amendment to Separation Agreement dated October 29, 2008, by and among Holdings, InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on November 4, 2008.

10.19*

Executive Employment Agreement dated October 27, 2008, between InSight and Keith S. Kelson, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on November 4, 2008.

10.20*

Executive Employment Agreement dated October 27, 2008, between InSight and Steven M. King, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on November 4, 2008.

31.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2008

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

By:	/s/ Louis E. Hallman, III
Louis E. Hallman, III
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Keith S. Kelson
Keith S. Kelson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.17*

Amendment to Separation Agreement dated October 13 2008, by and among Holdings, InSight and Mitch C. Hill, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on October 17, 2008.

10.18*

Amendment to Separation Agreement dated October 29, 2008, by and among Holdings, InSight and Marilyn U. MacNiven-Young, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on November 4, 2008.

10.19*

Executive Employment Agreement dated October 27, 2008, between InSight and Keith S. Kelson, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on November 4, 2008.

10.20*

Executive Employment Agreement dated October 27, 2008, between InSight and Steven M. King, previously filed and incorporated herein by reference from Holdings’ Current Report on Form 8-K, filed on November 4, 2008.

31.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* Previously filed.