Form 10-Q
period 2008-12-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2009-02-17
CIK 1145238

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes    ☒  No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,644,444 shares of common stock as of February 17, 2009.

The number of pages in this Form 10-Q is 65.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

INDEX

		PAGE NUMBER

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2008 (Successor) (unaudited)	3

	Condensed Consolidated Statements of Operations for the six months ended December 31, 2008, the five months ended December 31, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007 (Successor) (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2008, the five months ended December 31, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-31

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share data)

	Successor
	December 31, 2008	June 30, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,593	$21,002
Trade accounts receivables, net	27,997	34,494
Other current assets	8,927	8,199
Total current assets	58,517	63,695

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $64,712 and $47,219 respectively	85,947	113,684

CASH, restricted	26,844	8,072
INVESTMENTS IN PARTNERSHIPS	6,465	6,794
OTHER ASSETS	150	1,076
OTHER INTANGIBLE ASSETS, net	18,055	24,370
	$195,978	$217,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$427	$624
Current portion of capital lease obligations	1,876	1,743
Accounts payable and other accrued expenses	31,187	33,121
Total current liabilities	33,490	35,488

LONG-TERM LIABILITIES:
Notes payable, less current portion	295,011	294,724
Capital lease obligations, less current portion	3,080	4,631
Other long-term liabilities	5,782	4,545
Deferred income taxes	6,898	9,015
Total long-term liabilities	310,771	312,915

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	9	9
Additional paid-in capital	37,499	37,463
Accumulated other comprehensive (loss) income	(2,603)	1,001
Accumulated deficit	(183,188)	(169,185)
Total stockholders’ deficit	(148,283)	(130,712)
	$195,978	$217,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Successor		Predecessor
	Six	Five	One
	Months	Months	Month
	Ended	Ended	Ended
	December 31,	December 31,	July 31,
	2008	2007	2007

REVENUES:
Contract services	$56,148	$49,611	$10,051
Patient services	66,057	62,817	12,311
Total revenues	122,205	112,428	22,362

COSTS OF OPERATIONS:
Costs of services	83,076	76,998	14,933
Provision for doubtful accounts	2,336	2,345	389
Equipment leases	5,716	3,791	760
Depreciation and amortization	24,438	24,551	4,468
Total costs of operations	115,566	107,685	20,550

Gross profit	6,639	4,743	1,812

CORPORATE OPERATING EXPENSES	(11,127)	(9,427)	(1,678)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,108	678	174

INTEREST EXPENSE, net	(15,949)	(15,771)	(2,918)

GAIN ON SALES OF CENTERS	6,988	—	—

GAIN ON PURCHASE OF NOTES PAYABLE	1,246	—	—

IMPAIRMENT OF INTANGIBLE ASSETS	(4,600)	—	—

Loss before reorganization items and income taxes	(15,695)	(19,777)	(2,610)

REORGANIZATION ITEMS, net	—	—	198,998

(Loss) income before income taxes	(15,695)	(19,777)	196,388

(BENEFIT) PROVISION FOR INCOME TAXES	(1,692)	2,261	62

Net (loss) income	$(14,003)	$(22,038)	$196,326

Basic and diluted (loss) income per common share	$(1.62)	$(2.55)	$227.23

Weighted average number of basic and diluted common shares outstanding	8,644	8,644	864

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except per share data)

	Successor
	Three	Three
	Months	Months
	Ended	Ended
	December 31,	December 31,
	2008	2007

REVENUES:
Contract services	$27,268	$29,350
Patient services	31,853	37,688
Total revenues	59,121	67,038

COSTS OF OPERATIONS:
Costs of services	40,985	46,702
Provision for doubtful accounts	1,294	1,502
Equipment leases	2,829	2,255
Depreciation and amortization	11,847	14,512
Total costs of operations	56,955	64,971

Gross profit	2,166	2,067

CORPORATE OPERATING EXPENSES	(5,229)	(5,660)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	496	415

INTEREST EXPENSE, net	(8,081)	(9,518)

GAIN ON SALES OF CENTERS	6,548	—

IMPAIRMENT OF INTANGIBLE ASSETS	(4,600)	—

Loss before income taxes	(8,700)	(12,696)

(BENEFIT) PROVISION FOR INCOME TAXES	(1,927)	1,357

Net loss	$(6,773)	$(14,053)

Basic and diluted loss per common share	$(0.78)	$(1.63)

Weighted average number of basic and diluted common shares outstanding	8,644	8,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Successor		Predecessor
	Six	Five	One
	Months	Months	Month
	Ended	Ended	Ended
	December 31,	December 31,	July 31,
	2008	2007	2007
OPERATING ACTIVITIES:
Net (loss) income	$(14,003)	$(22,038)	$196,326
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	—	4,460	3,263
Noncash reorganization items	—	—	(207,025)
Depreciation and amortization	24,438	24,551	4,468
Amortization of bond discount	2,647	2,001	—
Amortization of deferred financing costs	—	—	145
Share-based compensation	36	—	—
Equity in earnings of unconsolidated partnerships	(1,108)	(678)	(174)
Distributions from unconsolidated partnerships	1,437	1,204	58
Gain on sales of centers	(6,988)	—	—
Gain on purchase of notes payable	(1,246)	—	—
Impairment of intangible assets	4,600	—	—
Deferred income taxes	(2,117)	1,951	—
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	5,451	4,165	510
Other current assets	(474)	(2,779)	387
Accounts payable and other accrued expenses	(3,566)	825	(1,534)
Net cash provided by (used in) operating activities before reorganization items	9,107	13,662	(3,576)

Cash used for reorganization items	—	(4,460)	(3,263)
Net cash provided by (used in) operating activities	9,107	9,202	(6,839)

INVESTING ACTIVITIES:
Proceeds from sales of centers, net of cash sold	18,078	—	—
Additions to property and equipment	(5,473)	(3,771)	—
Increase in restricted cash	(18,772)	—	—
Other	—	(87)	181
Net cash (used in) provided by investing activities	(6,167)	(3,858)	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(1,220)	(2,321)	(470)
Purchase of notes payable	(1,129)	—	—
Principal payments on credit facility	—	—	(5,000)
Proceeds from issuance of notes payable	—	—	12,768
Net cash (used in) provided by financing activities	(2,349)	(2,321)	7,298

INCREASE IN CASH AND CASH EQUIVALENTS:	591	3,023	640
Cash, beginning of period	21,002	21,472	20,832
Cash, end of period	$21,593	$24,495	$21,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13,106	$8,604	$8,184
Income taxes paid	138	481	—
Non-cash acquisition	884	1,067	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself.  Through InSight and its subsidiaries, we provide diagnostic imaging services in more than 30 states throughout the United States.   Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states.  We have two reportable segments:  fixed operations and mobile operations.  Our services are provided through a network of 96 mobile magnetic resonance imaging, or MRI, facilities, three mobile positron emission tomography, or PET, facilities, one mobile computed tomography, or CT, facility, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 32 fixed-site MRI centers, 30 multi-modality fixed-site centers and one fixed-site PET center (collectively, fixed-site centers).  At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

2.       LIQUIDITY AND CAPITAL RESOURCES

The reorganization discussed in Note 4 significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of December 31, 2008, we had total indebtedness of approximately $318.3 million in aggregate principal amount, including InSight’s $312.5 million of senior secured floating rate notes due 2011, or floating rate notes.  We believe that cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

During recent years, our financial performance has deteriorated.  We reported net losses of approximately $14.0 million, $169.2 million, $99.0 million and $210.2 million for six months ended December 31, 2008, eleven months ended June 30, 2008 and the years ended June 30, 2007 and 2006, respectively.  We have implemented steps to improve our financial performance, including leadership changes, a core market strategy and various initiatives in response to this deterioration.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance.  Cost reduction initiatives will focus on (1) streamlining our organizational structure including leveraging and enhancing our technology to create greater efficiencies, and (2) leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions. We can give no assurance that these steps will be adequate to improve our financial performance.  Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

3.     INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements.  These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission, or SEC.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included.  The condensed consolidated balance sheet as of June 30, 2008 has been derived from our audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States.  The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the confirmed plan of reorganization:

•                  the market value of Holdings’ 8,644,444 shares of common stock from August 3, 2007, the date the shares first traded after consummation of the confirmed plan of reorganization, through December 31, 2007.  The value range of Holdings’ common stock was estimated from a low of $35 million (based on $4 per share) to a high of $61 million (based on $7 per share).  The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million.  Management recognized that the common stock valuation approach may have been somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering.  Nevertheless, management primarily relied on this valuation method because (i) orderly observable trading activity in the common stock, though limited in volume, did take place, (ii) the trading activity did not indicate that the transactions were forced or distressed sales, and (iii) as articulated by the hierarchy of inputs set forth in SFAS 157, observable inputs (regardless as to whether an active market exists) generally are more useful in calculating fair value than unobservable inputs, which require a reporting entity to develop its own assumptions.

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

To a lesser extent, management considered the estimated present value of projected future cash flows in order to validate the determinations it made through the market comparable methods described above.  Management estimated that the discounted cash flow value of the Company’s two reporting segments was slightly less than the low point of the enterprise range determined by the trading value of the common stock.   The projected future cash flows were particularly sensitive to our assumptions regarding revenues because of (a) the high fixed cost nature of our business, and (b) the difficulty of estimating changes in reimbursement and procedural volume for future years.  In developing these estimates, management assumed, among other things (i) a decline in revenues for the Company’s fiscal year ending June 30, 2008 as a result of reimbursement reductions, and (ii) for the Company’s fiscal years ending June 30, 2009 and 2010, (I) modest increases in revenues (approximately 3.0% each year) for its fixed operations segment as a result of the anticipated deceleration in the growth of additional imaging capacity within the Company’s industry, and (II) an insignificant increase in the Company’s revenues for its mobile operations segment (an approximate 1.0% increase each year). If known and unknown risks materialize, or if our revenue assumptions were incorrect, our future cash flows could differ significantly from our projections.  The sensitivity of the revenue assumptions contributed to management’s decision to focus on market values (observable inputs) in determining the Company’s enterprise value.  Management believed that the projected cash flows were appropriately discounted to reflect, among other things, the capital structure and cost of capital (both debt and equity) for the Company’s two operating segments as well as industry risks.

Utilizing the methodologies described above, management determined that the enterprise value of the successor entity was estimated to be in the range of $344 million to $396 million.  Based on this range, management deemed $360 million to be an appropriate estimate of the enterprise value of the successor entity.  The enterprise value estimate of $360 million fell within the range established above, and management believed the estimate was appropriate since the value was primarily derived from the trading value of the common stock and senior subordinated notes as described above.  Management believed that the enterprise value of $360 million best reflected the value of the successor entity because trading activity reflected market based judgments as to the current business and industry challenges the successor entity faces, including negative trends.  Furthermore, in estimating the enterprise value of $360 million management determined that a valuation at the low end of the value range based on the trading price of the common stock was appropriate because (i) a substantial majority of transactions in the common stock from August 3, 2007 through December 31, 2007, were for prices between $4.00 and $5.15 per share, and (ii) there was limited volume in the trading activity in the common stock.   If the long-term debt and capital leases of $322.5 million in aggregate principal amount as of August 1, 2007, the effective date of the plan of reorganization and exchange offer, without giving effect to the net fair value discount associated with InSight’s $315 million in aggregate principal amount of senior secured floating rate notes due 2011, were subtracted from the successor entity’s estimated enterprise value of $360 million the resulting equity value was $37.5 million.

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

The adjustments set forth in the following Condensed Consolidated Fresh-Start Balance Sheet in the columns “Debt Discharge” and “Revaluation of Assets and Liabilities” which reflect the effect of the consummation of the confirmed plan of reorganization and the adoption of fresh-start reporting on our condensed consolidated balance sheet at August 1, 2007 are as follows (amounts in thousands):

				Successor
		Fresh-Start Adjustments		Reorganized
	Predecessor July 31, 2007	Debt Discharge (a)	Revaluation of Assets and Liabilities (b)	Balance Sheet August 1, 2007
ASSETS
Current assets:
Cash and cash equivalents	$21,472	$—	$—	$21,472
Trade accounts receivables, net	42,173	—	—	42,173
Other current assets	7,948	—	(195)	7,753
Total current assets	71,593	—	(195)	71,398

Property and equipment, net	140,345	—	18,295	158,640
Investments in partnerships	3,529	—	7,698	11,227
Other assets	7,731	—	(7,587)	144
Other intangible assets, net	30,111	—	5,889	36,000
Goodwill	64,868	—	45,208	110,076
	$318,177	$—	$69,308	$387,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$3,359	$—	$—	$3,359
Accounts payable and other accrued expenses	37,084	—	—	37,084
Total current liabilities	40,443	—	—	40,443

Long-term liabilities:
Notes payable and capital lease obligations, less current portion	315,795	—	(21,818)	293,977
Liabilities subject to compromise	205,704	(205,704)	—	—
Other long-term liabilities	8,365	—	7,243	15,608
Total long-term liabilities	529,864	(205,704)	(14,575)	309,585

Stockholders’ equity (deficit)
Predecessor
Common stock	1	—	(1)	—
Additional paid-in capital	87,085	—	(87,085)	—
Accumulated other comprehensive income	103	—	(103)	—
Accumulated deficit	(339,319)	168,248	171,071	—
Successor
Common stock	—	8	1	9
Additional paid-in capital	—	37,448	—	37,448
Total stockholders’ equity (deficit)	(252,130)	205,704	83,883	37,457
	$318,177	$—	$69,308	$387,485

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

6.     OTHER INTANGIBLE ASSETS

Identified intangible assets consist of our trademark, certificates of need and wholesale contracts.  The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized.  Wholesale contracts are definite-lived intangible assets and are amortized over five years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.

We evaluate the carrying value of indefinite-lived intangible assets in the second quarter of each fiscal year.  Additionally, we review the carrying value of indefinite-lived intangible assets whenever events and circumstances indicate that the carrying amount of those assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments.  Impairment losses, if any, are reflected in the condensed consolidated statements of operations.  We evaluate our indefinite-lived intangible assets each reporting period to determine if there has been any change that would no longer justify an indefinite life of the related intangible asset.

We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2008.  Our evaluation of the carrying value of intangible assets compares the fair value of the assets with their corresponding carrying value.  The fair value of intangible assets is determined primarily using an income approach (see Note 15).  Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our certificates of need ($2.4 million).  This impairment charge primarily resulted from an increase in the discount rate used to value our indefinite-lived intangible assets as a result of overall increases in discount rates for the diagnostic imaging industry during the six months ended December 31, 2008.

We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  We evaluate the remaining useful life of other intangible assets subject to amortization each reporting period.  As of December 31, 2008, we do not believe any impairment of other intangible assets subject to amortization has occurred.

A reconciliation of other intangible assets is as follows (amounts in thousands) (unaudited):

	Successor
	December 31, 2008		June 30, 2008
	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Amortized intangible assets:
Wholesale contracts	$7,800	$2,210	$7,800	$1,430
	7,800	2,210	7,800	1,430

Unamortized intangible assets:
Trademark	5,200	—	7,400	—
Certificates of need (1)	7,265	—	10,600	—
Other intangible assets	$20,265	$2,210	$25,800	$1,430

(1)  In addition to the $2.4 million non-cash impairment charge related to our certificates of need in our mobile reporting unit, our sale of a fixed-site center in Tennessee in November 2008, included a certificate of need with an estimated value of approximately $0.9 million.

The wholesale contracts are amortized on a straight-line method over a five year estimated useful life.

Amortization of intangible assets was approximately $0.8 million, $1.4 million and $0.1 million for the six months ended December 31, 2008, the five months ended December 31, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor); and approximately $0.4 million and $0.8 million for the three months ended December 31, 2008 and 2007.

Estimated remaining amortization expense for the periods ending June 30, are as follows (amounts in thousands) (unaudited):

2009	$780
2010	1,560
2011	1,560
2012	1,560
2013	130

7.     NOTES PAYABLE

As of December 31, 2008, we had total indebtedness of approximately $318.3 million in aggregate principal amount, which excludes an unamortized discount of approximately $17.9 million.

As of December 31, 2008, we had outstanding, through InSight, $312.5 million of aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at three-month LIBOR plus 5.25% per annum, payable quarterly.  As of December 31, 2008, the weighted average interest rate on the floating rate notes was 8.44%.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount of the floating rate notes plus accrued and unpaid interest.  An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates.  In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock.  The fair value of the floating rate notes as of December 31, 2008, based on active market quotes, was approximately $89.1 million.

In September 2008, through InSight, we purchased $2.5 million in principal amount of our floating rate notes for approximately $1.1 million.  We realized a gain of approximately $1.2 million, after the write-off the unamortized discount of approximately $0.2 million.

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

Through certain of InSight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent.  As of December 31, 2008, we had approximately $17.6 million of availability under the credit facility, based on our borrowing base.  Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility.  All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing.  Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate.  The applicable margin is currently 2.50% per annum; however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum.  In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A.  There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if availability under the credit facility plus eligible cash falls below $7.5 million.  At December 31, 2008, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $2.2 million outstanding under the credit facility of which approximately $0.3 million were cash collateralized.

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

Stock options:  On April 14, 2008, the board of directors of Holdings adopted the 2008 Director Stock Option Plan and the 2008 Employee Stock Option Plan.  The director plan permits the issuance of up to 192,096 shares of Holdings’ common stock to Holdings’ directors, and the employee plan permits the issuance of up to 768,000 shares of Holdings’, common stock to employees and key non-employees of Holdings.  Each of the plans was approved at Holdings’ Annual Meeting of Stockholders on October 29, 2008.

On April 14, 2008, each of Holdings’ non-employee directors were granted options under the director plan to purchase (i) 16,008 shares of Holdings’ common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share.  Each set of options provides for vesting in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010.  These options expire on April 14, 2018.  As of December 31, 2008, options to purchase 192,096 shares of Holdings’ common stock were outstanding under the director plan.

On August 19, 2008, we granted options under the employee plan to purchase 447,000 shares of our common stock to certain of our officers at an exercise price of $0.36 per share.  On November 11, 2008, we granted options under the employee plan to purchase 140,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share.  The options granted under the employee plan expire ten years from the date of grant, and will vest and become exercisable if, and only if, a refinancing event (as defined in the option agreements) is achieved prior to the expiration of the options.  As of December 31, 2008, options to purchase 587,000 shares of Holdings’ common stock were outstanding under the employee plan.

A summary of the status of options for shares of Holdings’ common stock at December 31, 2008 and changes during the period is presented below (unaudited):

Successor	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (years)

Outstanding, June 30, 2008	192,096	$1.09	$1.01
Granted	587,000	0.31	0.31
Outstanding, December 31, 2008	779,096	$0.50	$0.48	9.45

Exercisable at December 31, 2008	64,032	$1.09

Of the options outstanding at December 31, 2008, the characteristics are as follows (unaudited):

Exercise Price Range	WeightedAverage Exercise Price	Options Exercisable	Total Options Outstanding	Remaining Contractual Life
$0.15	$0.15	—	140,000	9.83 years
0.36	0.36	—	447,000	9.58 years
1.01	1.01	32,016	96,048	9.33 years
1.16	1.16	32,016	96,048	9.33 years
		64,032	779,096

Share-based compensation

We account for share-based compensation under SFAS 123R, “Share-Based Payment”, or SFAS 123R.  For the six months ended December 31, 2008, we recognized approximately $0.1 million of compensation expense related to stock options issued to non-employee directors in the condensed consolidated statements of operations.  There were no options or other forms of share-based payment granted during the five months ended December 31, 2007 and the one month ended July 31, 2007, respectively, and no amounts of share-based compensation expense were recognized in the condensed consolidated statements of operations for such periods.

SFAS 123R requires the use of a valuation model to calculate the fair value of share-based awards.  We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, estimated life and interest rates.  The estimated life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.  The average risk-free rate is based on the ten-year U.S. Treasury security rate in effect as of the grant date.  Since the vesting of options granted under the employee plan are based on a refinancing event, and a refinancing event is currently not considered probable, no share-based compensation expense has been recognized in the condensed consolidated statement of operations related to the employee plan.

9.     INCOME TAXES

As of June 30, 2008, we had federal net operating loss, or NOL, carryforwards of approximately $133.7 million and various state NOL carryforwards.  These NOL carryforwards expire between 2008 and 2027.  As discussed in Note 4, on August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness became effective.  Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred.  The rules under Internal Revenue Code Section 382 in connection with reorganization and cancellation of indebtedness allow for companies to make an election as to how to compute the annual limitation.  We will make this election upon filing our federal return for the year ended June 30, 2008.

A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized.  Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2009, 2008 and 2007 and (3) the available evidence, management determined that it is more likely than not that the net deferred tax assets as of the date of applying fresh-start reporting, August 1, 2007 and December 31, 2008, will not be realized.  Consequently, we have a full valuation allowance against such net deferred tax assets as of August 1, 2007 and December 31, 2008.  In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $6.9 million after application of the valuation allowance as of December 31, 2008.  For the period ended December 31, 2008 we recorded a reduction in our deferred tax liability of approximately $2.2 million related to the impairment of our indefinite-lived intangible assets (see Note 6).  The decrease in the deferred tax liability resulted in a tax benefit in the same amount reflected in the results of operations for the three and six months ended December 31, 2008.  The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented.  After adoption of SFAS No. 141(R), “Business Combinations” (see Note 11), future reversals of the valuation allowance recorded as of August 1, 2007 will be recorded as an income tax benefit.

We adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48, in fiscal 2008.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return.  There was no cumulative effect adjustment recorded as a result of implementing FIN 48 on July 1, 2007.  The liability for income taxes associated with uncertain tax positions was approximately $1.5 million and $1.4 million as of December 31, 2008 and June 30, 2008, respectively, and is included in other long-term liabilities.  If this amount, were not required, we would have a more favorable effective tax rate.  We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes.  We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months.  As of December 31, 2008, all material federal and state income tax matters have been concluded through June 30, 2004 and June 30, 2003, respectively.

10.  SEGMENT INFORMATION

We have two reportable segments:  mobile operations and fixed operations; which are business units defined primarily by the type of service provided.    Mobile operations consist primarily of mobile facilities that generate contract services revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, which we refer to as wholesale operations.  With respect to our wholesale operations we

do not bear the direct risk of collections from third-party payors or patients.   Fixed operations consist mainly of fixed-site centers that primarily generate patient services revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, which we refer to as our retail operations.  With respect to our retail operations we bear the direct risk of collections from third-party payors and patients.  We do not allocate corporate and billing related costs, depreciation related to our billing system and amortization related to other intangible assets to the two segments.  We also do not allocate income taxes to the two segments.    We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Successor	Mobile	Fixed	Other	Consolidated
Six months ended December 31, 2008:
Contract services revenues	$46,796	$9,352	$—	$56,148
Patient services revenues	—	66,057	—	66,057
Total revenues	46,796	75,409	—	122,205

Equipment leases	4,074	1,642	—	5,716
Depreciation and amortization	10,886	11,437	2,115	24,438
Total costs of operations	42,495	66,257	6,814	115,566
Corporate operating expenses	—	—	(11,127)	(11,127)
Equity in earnings of unconsolidated partnerships	312	796	—	1,108
Interest expense, net	(577)	(950)	(14,422)	(15,949)
Gain on sales of centers	—	6,988	—	6,988
Gain on purchase of notes payable	—	—	1,246	1,246
Impairment of intangible assets	(4,600)	—	—	(4,600)
Income (loss) before income taxes	(564)	15,986	(31,117)	(15,695)

Net change in property and equipment	2,249	(8,232)	1,015	(4,968)

Successor	Mobile	Fixed	Other	Consolidated
Five months ended December 31, 2007:
Contract services revenues	$40,098	$9,513	$—	$49,611
Patient services revenues	—	62,817	—	62,817
Total revenues	40,098	72,330	—	112,428

Equipment leases	2,451	1,340	—	3,791
Depreciation and amortization	10,571	11,635	2,345	24,551
Total costs of operations	38,629	63,599	5,457	107,685
Corporate operating expenses	—	—	(9,427)	(9,427)
Equity in earnings of unconsolidated partnerships	—	678	—	678
Interest expense, net	(1,019)	(1,290)	(13,462)	(15,771)
Income (loss) before income taxes	450	8,119	(28,346)	(19,777)

Net change in property and equipment	144	2,471	1,156	3,771

Predecessor	Mobile	Fixed	Other	Consolidated
One month ended July 31, 2007:
Contract services revenues	$8,169	$1,882	$—	$10,051
Patient services revenues	—	12,311	—	12,311
Total revenues	8,169	14,193	—	22,362

Equipment leases	513	247	—	760
Depreciation and amortization	1,958	2,045	465	4,468
Total costs of operations	6,918	11,920	1,712	20,550
Corporate operating expenses	—	—	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	—	174	—	174
Interest expense, net	(243)	(289)	(2,386)	(2,918)
Income (loss) before reorganization items, net and income taxes	1,008	2,158	(5,776)	(2,610)

Net change in property and equipment	—	—	—	—

Successor	Mobile	Fixed	Other	Consolidated
Three months ended December 31, 2008:
Contract services revenues	$22,910	$4,358	$—	$27,268
Patient services revenues		31,853	—	31,853
Total revenues	22,910	36,211	—	59,121

Equipment leases	2,003	826	—	2,829
Depreciation and amortization	5,387	5,445	1,015	11,847
Total costs of operations	20,777	32,669	3,509	56,955
Corporate operating expenses	—	—	(5,229)	(5,229)
Equity in earnings of unconsolidated partnerships	145	351	—	496
Interest expense, net	(263)	(444)	(7,374)	(8,081)
Gain on sales of centers	—	6,548	—	6,548
Impairment of intangible assets	(4,600)	—	—	(4,600)
Income (loss) before income taxes	(2,585)	9,997	(16,112)	(8,700)

Net change in property and equipment	341	(7,234)	305	(6,588)

Successor	Mobile	Fixed	Other	Consolidated
Three months ended December 31, 2007:
Contract services revenues	$23,667	$5,683	$—	$29,350
Patient services revenues	—	37,688	—	37,688
Total revenues	23,667	43,371	—	67,038

Equipment leases	1,442	813	—	2,255
Depreciation and amortization	6,204	7,193	1,115	14,512
Total costs of operations	22,744	38,590	3,637	64,971
Corporate operating expenses	—	—	(5,660)	(5,660)
Equity in earnings of unconsolidated partnerships	—	415	—	415
Interest expense, net	(571)	(743)	(8,204)	(9,518)
Income (loss) before income taxes	352	4,453	(17,501)	(12,696)

Net change in property and equipment	10	993	562	1,565

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

We had an interest rate cap contract with notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008.  In February 2008, we entered into an interest rate hedging contract with Bank of America, N.A.  The contract effectively provides us with an interest rate collar. The notional amount to which the contract applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the contract are secured on a pari passu basis by the same collateral that secures our credit facility, and the contract is cross-defaulted to our credit facility. The stated term of the contract is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our lenders under the credit facility. We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss).  As of December 31, 2008, the contract had a liability fair value of approximately $2.6 million due to LIBOR falling below the 2.59% floor.

13.  COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income consisted of the following components for the six months ended December 31, 2008, the five months ended December 31, 2007 (Successor), the one month ended July 31, 2007 (Predecessor), and the three months ended December 31, 2008 and 2007 (Successor), respectively (amounts in thousands) (unaudited):

	Successor		Predecessor	Successor
	Six Months Ended December 31, 2008	Five Months Ended December 31, 2007	One Month Ended July 31, 2007	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007

Net (loss) income	$(14,003)	$(22,038)	$196,326	$(6,773)	$(14,053)
Unrealized loss attributable to change in fair value of interest rate contract	(3,604)	(24)	—	(3,201)	(60)
Comprehensive (loss) income	$(17,607)	$(22,062)	$196,326	$(9,974)	$(14,113)

14.  (LOSS) INCOME PER COMMON SHARE

We report basic and diluted earnings per share, or EPS, for our common stock.  Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period.  Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options.  There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS.   Due to the net losses reported for the three and six months ended December 31, 2008 and the three and five months ended December 31, 2007 (Successor) and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.

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

Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in SFAS 157.  The three valuation techniques are identified in the tables below.  Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques.  The valuation techniques are as follows:

(a)          Market approach — prices and other relevant information generated by market conditions involving identical or comparable assets or liabilities;

(b)         Cost approach — amounts that would be required to replace the service capacity of assets (replacement cost); and

(c)          Income approach — techniques to convert future amounts to single present amounts based on market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities measured at fair value on a recurring basis consists of an interest rate collar contract.  Assets measured on an interim basis consist of other intangible assets (amounts in thousands) (unaudited):

		Fair Value Measurements Using
	Successor	Quoted price in active markets for	Significant other observable	Significant other unobservable
	December 31, 2008	identical assets (Level 1)	inputs (Level 2)	inputs (Level 3) (1)	Valuation Technique
Indefinite-lived intangible assets (2)	$12,465	$—	$—	$12,465	(c)
Interest rate collar - liability position	(2,603)	—	(2,603)	—	(c)

(1)          These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenues, cash flows and market conditions.  These cash flows were then discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money.

(2)          See Note 6 for a description of the fair value measurement of intangible assets.

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
December 31, 2008
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$19,602	$1,991	$—	$21,593
Trade accounts receivables, net	—	—	25,628	2,369	—	27,997
Other current assets	—	—	8,765	162	—	8,927
Intercompany accounts receivable	34,906	298,472	3,564	—	(336,942)	—
Total current assets	34,906	298,472	57,559	4,522	(336,942)	58,517
Property and equipment, net	—	—	79,437	6,510	—	85,947
Cash, restricted	—	—	26,844	—	—	26,844
Investments in partnerships	—	—	6,465	—	—	6,465
Investments in consolidated subsidiaries	(183,189)	(187,039)	4,641	—	365,587	—
Other assets	—	—	150	—	—	150
Other intangible assets, net	—	—	14,409	3,646	—	18,055
	$(148,283)	$111,433	$189,505	$14,678	$28,645	$195,978

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$794	$1,509	$—	$2,303
Accounts payable and other accrued expenses	—	—	30,339	848	—	31,187
Intercompany accounts payable	—	—	333,377	3,565	(336,942)	—
Total current liabilities	—	—	364,510	5,922	(336,942)	33,490
Notes payable and capital lease obligations, less current portion	—	294,622	659	2,810	—	298,091
Other long-term liabilities	—	—	11,375	1,305	—	12,680
Stockholders’ equity (deficit)	(148,283)	(183,189)	(187,039)	4,641	365,587	(148,283)
	$(148,283)	$111,433	$189,505	$14,678	$28,645	$195,978

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$51,596	$4,552	$—	$56,148
Patient services	—	—	55,052	11,005	—	66,057
Total revenues	—	—	106,648	15,557	—	122,205

Costs of operations	—	—	99,709	15,857	—	115,566
Gross profit (loss)	—	—	6,939	(300)	—	6,639

Corporate operating expenses	(36)	—	(11,091)	—	—	(11,127)

Equity in earnings of unconsolidated partnerships	—	—	1,108	—	—	1,108

Interest expense, net	—	—	(15,669)	(280)	—	(15,949)

Gain on sales of centers	—	—	6,988	—	—	6,988

Gain on purchase of notes payable	—	1,246	—	—	—	1,246

Inpairment of intangible assets	—	—	(4,600)	—	—	(4,600)
Income (loss) before income taxes	(36)	1,246	(16,325)	(580)	—	(15,695)

(Benefit) Provision for income taxes	—	—	(1,692)	—	—	(1,692)
Income (loss) before equity in loss of consolidated subsidiaries	(36)	1,246	(14,633)	(580)	—	(14,003)

Equity in loss of consolidated subsidiaries	(13,967)	(15,213)	(580)	—	29,760	—
Net loss	$(14,003)	$(13,967)	$(15,213)	$(580)	$29,760	$(14,003)

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$25,212	$2,056	$—	$27,268
Patient services	—	—	26,816	5,037	—	31,853
Total revenues	—	—	52,028	7,093	—	59,121

Costs of operations	—	—	49,470	7,485	—	56,955
Gross profit (loss)	—	—	2,558	(392)	—	2,166

Corporate operating expenses	(18)	—	(5,211)	—	—	(5,229)

Equity in earnings of unconsolidated partnerships	—	—	496	—	—	496

Interest expense, net	—	—	(7,954)	(127)	—	(8,081)

Gain on sales of centers	—	—	6,548	—	—	6,548

Impairment of intangible assets	—	—	(4,600)	—	—	(4,600)
Loss before income taxes	(18)	—	(8,163)	(519)	—	(8,700)

(Benefit) Provision for income taxes	—	—	(1,927)	—	—	(1,927)
Loss before equity in loss of consolidated subsidiaries	(18)	—	(6,236)	(519)	—	(6,773)

Equity in loss of consolidated subsidiaries	(6,755)	(6,755)	(519)	—	14,029	—
Net loss	$(6,773)	$(6,755)	$(6,755)	$(519)	$14,029	$(6,773)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2008

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net loss	$(14,003)	$(13,967)	$(15,213)	$(580)	$29,760	$(14,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	21,750	2,688	—	24,438
Amortization of bond discount	—	—	2,647	—	—	2,647
Share-based compensation	36	—	—	—	—	36
Equity in earnings of unconsolidated partnerships	—	—	(1,108)	—	—	(1,108)
Distributions from unconsolidated partnerships	—	—	1,437	—	—	1,437
Gain on sales of centers	—	—	(4,153)	(2,835)	—	(6,988)
Gain on purchase of notes payable	—	(1,246)	—	—	—	(1,246)
Impairment of intangible assets	—	—	4,600	—	—	4,600
Deferred income taxes	—	—	(2,117)	—	—	(2,117)
Equity in loss of consolidated subsidiaries	13,967	15,213	580	—	(29,760)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	3,889	1,562	—	5,451
Intercompany receivables, net	—	—	10,022	(10,022)	—	—
Other current assets	—	—	(262)	(212)	—	(474)
Accounts payable and other accrued expenses	—	—	(2,658)	(908)	—	(3,566)
Net cash provided by (used in) operating activities	—	—	19,414	(10,307)	—	9,107

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	9,000	9,078	—	18,078
Additions to property and equipment	—	—	(4,406)	(1,067)	—	(5,473)
Increase in restricted cash	—	—	(18,772)	—	—	(18,772)
Other	—	—	(2,162)	2,162	—	—
Net cash provided in (used in) investing activities	—	—	(16,340)	10,173	—	(6,167)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(277)	(943)	—	(1,220)
Repurchase of notes payable	—	—	(1,129)	—	—	(1,129)
Net cash used in financing activities	—	—	(1,406)	(943)	—	(2,349)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	1,668	(1,077)	—	591
Cash, beginning of period	—	—	17,934	3,068	—	21,002
Cash, end of period	$—	$—	$19,602	$1,991	$—	$21,593

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)

FOR THE FIVE MONTHS ENDED DECEMBER 31, 2007

(Amounts in thousands)

(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED

OPERATING ACTIVITIES:
Net (loss) income	$(7,985)	$(7,985)	$(7,985)	$24	$15,946	$(7,985)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:	—	—	3,547	—	—	3,547
Cash used for reorganization items
Depreciation and amortization	—	—	9,028	1,011	—	10,039
Amortization of bond discount	—	—	790	—	—	790
Equity in earnings of unconsolidated partnerships	—	—	(263)	—	—	(263)
Distributions from unconsolidated partnerships	—	—	604	—	—	604
Deferred income taxes	—	—	780	—	—	780
Equity in (loss) income of consolidated subsidiaries	7,985	7,985	(24)	—	(15,946)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	274	(357)	—	(83)
Intercompany receivables, net	—	—	1,043	(1,043)	—	—
Other current assets	—	—	504	14	—	518
Accounts payable and other accrued expenses	—	—	(2,333)	(112)	—	(2,445)
Net cash provided by (used in) operating activities before reorganization items	—	—	5,965	(463)	—	5,502
Cash used for reorganization items	—	—	(3,547)	—	—	(3,547)
Net cash provided by (used in) operating activities	—	—	2,418	(463)	—	1,955

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(2,177)	(29)	—	(2,206)
Other	—	—	(105)	—	—	(105)
Net cash used in investing activities	—	—	(2,282)	(29)	—	(2,311)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(618)	(291)	—	(909)
Other	—	—	49	—	—	49
Net cash used in financing activities	—	—	(569)	(291)	—	(860)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(433)	(783)	—	(1,216)
Cash, beginning of period	—	—	18,336	3,136	—	21,472
Cash, end of period	$—	$—	$17,903	$2,353	$—	$20,256

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

All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation incorporated in 2001, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. References in this Form 10-Q to “Successor” refer to our company on or after August 1, 2007, and references to “Predecessor” refer to our company prior to August 1, 2007.

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

•                  operating, legal, governmental (including changes in the federal administration), and regulatory risks;

•                  conditions within the capital markets, including liquidity and interest rates; and

•                  economic (including financial and employment markets), political and competitive forces affecting our business, and the country’s economic condition as a whole.

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 68% of our total revenues from MRI services during the six months ended December 31, 2008, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of December 31, 2008, our network consists of 63 fixed-site centers and 114 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine; instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance. We have two reportable segments: mobile operations and fixed operations. Our 63 fixed-site centers include three parked mobile facilities, each of which serves a single customer. These parked mobile facilities are included in our mobile operations. Of our 114 mobile facilities, four mobile facilities are included as part of our fixed operations in Maine.

The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies. Notwithstanding the growth in the industry, our Adjusted EBITDA declined approximately 16.8% for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 and 18.1% for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below). The decline in Adjusted EBITDA as compared to prior year periods has been a historical trend based on our performance during the past eighteen fiscal quarters. This negative trend in Adjusted EBITDA may continue and may be exacerbated by negative effects of the recession and the reimbursement reductions discussed in the subsection entitled “Reimbursement” below.

We have implemented the following steps in an attempt to reverse the negative trend in Adjusted EBITDA:

Leadership Changes. During our fourth quarter of fiscal 2008, we appointed Louis E. “Kip” Hallman, III, our President and Chief Executive Officer, and Bernard O’Rourke our Executive Vice President and Chief Operating Officer. Previously, these executives served in various executive positions with us. Messrs. Hallman and O’Rourke have 11 years and nine years, respectively, of executive healthcare experience. During the second quarter of fiscal 2009, we appointed Steven M. King our Executive Vice President — Sales and Marketing, and Keith S. Kelson our Executive Vice President and Chief Financial Officer. Mr. King has over 20 years of healthcare sales and marketing experience, and Mr. Kelson has over 10 years of senior financial leadership experience.

Core Market Strategy. We are implementing a strategy based on core markets. We believe that such a strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy. A core market will be based on many factors, including, without limitation, demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area, regulatory restrictions, such as certificates of need, and potential for alignment with radiologists, hospitals or payors. We expect that this strategy will result in us exiting some markets while increasing our presence in others or establishing new markets, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers and mobile routes. In implementing our core market strategy, we have taken the following actions:

•                  Between April and December 2008, we sold 12 fixed-site centers (10 in California, one in Illinois and one in Tennessee), and equity interests in four joint ventures that operated six fixed-site centers (four in New York, one in Ohio and one in California). In addition, in July 2008 we closed a fixed-site center in California.

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

We expect to utilize proceeds from such sale transactions to acquire businesses, acquire assets, upgrade imaging equipment or purchase portions of the floating rate notes. There can be no assurance that we can complete sales and/or purchases of assets on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the assets we sell.

Initiatives. We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives. Revenue enhancement initiatives will focus on (1) our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance. Cost reduction initiatives will focus on (1) streamlining our organizational structure including enhancing and leveraging our technology to create greater efficiencies, and (2) leveraging relationships with strategic vendors. While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions. By December 31, 2008, we had substantially completed the cost reduction initiative relating to field and corporate organizational changes, which we commenced in May 2008.

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

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2008, we had total indebtedness of approximately $318.3 million in aggregate principal amount, including InSight’s $312.5 million of senior secured floating rate notes due 2011, or floating rate notes. We believe that our cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.

Segments

We have two reportable segments, fixed operations and mobile operations:

Fixed Operations:  Generally, our fixed operations consist of freestanding imaging centers which we refer to as fixed-site centers.  Our fixed-site centers primarily generate patient services revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, which we refer to as our retail operations.  With respect to our retail operations we bear the direct risk of collections from third-party payors and patients. Revenues from our fixed operations have been and will continue to be driven by the growth in the diagnostic imaging industry and are dependent on our ability to:

•                  attract and maintain patient referrals from physician groups and hospitals;

•                  maximize procedural volume, which includes ensuring that a patient attends his or her scheduled procedure;

•                  appropriately billing and collecting directly from patients their share of the procedure charge (i.e., co-payment, co-insurance and/or deductible);

•                  maintain our existing contracts and enter into new ones with managed care organizations and commercial insurance carriers; and

•                  acquire or develop new fixed-site centers.

Mobile Operations:  Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers.  Our mobile operations primarily generate contract services revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, which we refer to as our wholesale operations.  With respect to our wholesale operations we do not bear direct risk of collections from third-party payors or patients.  Revenues from our mobile operations have been and will continue to be driven by the growth in the diagnostic imaging industry and are dependent on our ability to:

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

Services provided in non-hospital based freestanding facilities, such as independent diagnostic testing facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations that decreased the reimbursement for diagnostic procedures performed together on the same day.  Under these regulations, CMS identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session.  CMS anticipated phasing in this 50% rate reduction over two years, 25% in 2006, and another 25% in 2007.  The first phase of the rate reduction was effective January 1, 2006; however, pursuant to final regulations released in November 2006, CMS did not implement the second phase of the rate reduction in 2007, although effective January 1, 2009, CMS expanded the list of procedures subject to the rule.  CMS has not yet stated whether it will implement the second phase.  CMS has also published proposed regulations for hospital outpatient services that would implement the same multi-procedure reimbursement methodology set forth under the Medicare Part B fee schedule; however it has delayed the implementation of this reimbursement methodology for an indefinite period of time.  As a result, Medicare continues to pay 100% of the technical component of each procedure for hospital outpatient services.  If CMS implements this reimbursement methodology, it would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us.

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

Further, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula.  As a result, for calendar years 2006, 2007 and 2008, CMS published regulations decreasing the Part B reimbursement rates by 4.3%, 5.0% and 10.1%, respectively.  In each instance, Congress enacted legislation preventing the decreases from taking effect, and under the Medicare Improvements for Patients and Providers Act of

2008, or MIPPA, Congress mandated a 1.1% increase for 2009.  Notwithstanding the mandated increase for 2009, due to other legislative mandates regarding how the Medicare rates are calculated under the statutory formula, there is a decrease in the payment of the technical component for imaging services of 5.3% and a 2.7% increase for professional services for 2009.  Thus, imaging services that are billed globally experienced an overall decrease in Medicare reimbursement rates.  This decrease in Medicare reimbursement rates for imaging services will have an adverse effect on our financial condition and results of operations.

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

Lastly, the Final Medicare Physician Fee Schedule for 2009, effective January 1, 2009, contains new rules that require mobile entities that “furnish” diagnostic imaging services to Medicare beneficiaries to enroll as independent diagnostic testing facilities with Medicare regardless of whether they furnish services in a mobile unit or at a fixed-base location.  In addition, these new rules require certain mobile entities that provide services to non-hospital providers to commence billing the Medicare program directly.  If, due to these new rules, we are required to modify our contracts with certain non-hospital providers, and certain of these providers cancel their contracts in lieu of modifying such contracts, such cancellations may adversely effect our financial condition and results of operations.

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

Several significant third-party payors implemented the reduction for multiple images on contiguous body parts (as currently in effect under CMS regulations) and additional payors may propose to implement this reduction as well.  If CMS implements the second phase of the rate reduction for multiple images on contiguous body parts, third-party payors may follow CMS’s practice and implement a similar reduction.  Such reduction would further negatively affect our financial condition and results of operations.

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

Our billing system does not generate contractual adjustments.  Contractual adjustments are manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. Contractual adjustments are written-off against their corresponding asset account at the time a payment is received from a payor; with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.

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

The following illustrates our payor mix based on revenues for the six months ended December 31, 2008 and 2007:

	Six Months Ended
	December 31,
	2008	2007
	(Successor)	(Combined)
Percentage of Total Revenues
Hospitals, physician groups and other healthcare providers (1)	47%	45%
Managed care and insurance	37%	39%
Medicare	10%	11%
Medicaid	2%	2%
Workers’ compensation	2%	2%
Other, including self-pay patients	2%	1%

(1)          We have one healthcare provider that accounts for approximately 8% of our total revenues during the six months ended December 31, 2008.  No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

The aging of our gross and net trade accounts receivables as of December 31, 2008 is as follows (amounts in thousands):

					120 days
December 31, 2008	Current	30 days	60 days	90 days	and older	Total
	(unaudited)

Hospitals, physician groups and other healthcare providers	$9,170	$3,831	$1,623	$412	$360	$15,396
Managed care and insurance	12,637	4,247	2,592	1,484	5,587	26,547
Medicare/Medicaid	3,651	898	589	410	999	6,547
Workers’ compensation	766	582	431	347	722	2,848
Other, including self-pay patients	94	85	62	73	75	389
Trade accounts receivables	26,318	9,643	5,297	2,726	7,743	51,727

Less: Allowances for professional fees	(2,676)	(907)	(544)	(350)	(1,133)	(5,610)
Allowances for contractual adjustments	(8,065)	(2,418)	(1,443)	(74)	(195)	(12,195)
Allowances for doubtful accounts	(4)	(3)	(261)	(1,452)	(4,205)	(5,925)
Trade accounts receivables, net	$15,573	$6,315	$3,049	$850	$2,210	$27,997

As of December 31, 2008, our days sales outstanding, or DSO’s, for trade accounts receivables on a net basis was 44 days as compared to 49 days at June 30, 2008.  We believe that this decrease in DSO’s is primarily a result of lower denial rates and improved collections times due to increased use of billing applications and improved collection practices.

Operating Expenses

We operate in a capital intensive industry that requires significant amounts of capital to fund operations.  As a result, a high percentage of our total operating expenses are fixed.  Our fixed costs include depreciation and amortization, debt service, lease payments, salaries and benefit obligations, equipment maintenance expenses, insurance and vehicle operations costs.  Because a large portion of our operating expenses are fixed, any increase in our procedural volume or reimbursement rates disproportionately increases our operating cash flow.  Conversely, any decrease in our procedural volume or reimbursement rates disproportionately decreases our operating cash flow.  Our variable costs, which comprise only a small portion of our total operating expenses, include the cost of service supplies such as film, contrast media and radiopharmaceuticals used in PET and PET/CT procedures.

Results of Operations

Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or SOP 90-7.  The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes.  Accordingly, our consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date.  The adoption of fresh-start reporting primarily affects depreciation and amortization and interest expense in the consolidated statements of operations.  The accompanying consolidated statements of operations for the six months ended December 31, 2007 combine the results of operations for the five months ended December 31, 2007 (Successor) and the one month ended July 31, 2007 (Predecessor).  We then compare the combined results of operations with the corresponding period in the current year.

Presentation of the combined results of operations for fiscal 2008 does not comply with accounting principles generally accepted in the United States; however, we believe the combined results of operations for the six months ended December 31, 2007 provide management and investors with a more meaningful perspective of our financial performance and operating trends than if we did not combine the results of operations of Predecessor and Successor in this manner.  Similarly, we combine the financial results of Predecessor and Successor when discussing sources and uses of cash for the six months ended December 31, 2007.

The following table sets forth the results of operations for the three and six months ended December 31, 2008 and 2007.  The combined results for the six months ended December 31, 2007 have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and may not be indicative of future operating results (amounts in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Successor)	(Combined)	(Successor)	(Successor)
	(unaudited)		(unaudited)

REVENUES:
Contract services	$56,148	$59,662	$27,268	$29,350
Patient services	66,057	75,128	31,853	37,688
Total revenues	122,205	134,790	59,121	67,038

COSTS OF OPERATIONS:
Costs of services	83,076	91,931	40,985	46,702
Provision for doubtful accounts	2,336	2,734	1,294	1,502
Equipment leases	5,716	4,551	2,829	2,255
Depreciation and amortization	24,438	29,019	11,847	14,512
Total costs of operations	115,566	128,235	56,955	64,971

Gross profit	6,639	6,555	2,166	2,067

CORPORATE OPERATING EXPENSES	(11,127)	(11,105)	(5,229)	(5,660)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,108	852	496	415

INTEREST EXPENSE, net	(15,949)	(18,689)	(8,081)	(9,518)

GAIN ON SALES OF CENTERS	6,988	—	6,548	—

GAIN ON PURCHASE OF NOTES PAYABLE	1,246	—	—	—

IMPAIRMENT OF INTANGIBLE ASSETS	(4,600)	—	(4,600)	—

Loss before reorganization items and income taxes	(15,695)	(22,387)	(8,700)	(12,696)

REORGANIZATION ITEMS, net	—	198,998	—	—

(Loss) income before income taxes	(15,695)	176,611	(8,700)	(12,696)

(BENEFIT) PROVISION FOR INCOME TAXES	(1,692)	2,323	(1,927)	1,357

Net (loss) income	$(14,003)	$174,288	$(6,773)	$(14,053)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Successor)	(Combined)	(Successor)
	(unaudited)		(unaudited)

REVENUES:	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	68.0	68.2	69.3	69.7
Provision for doubtful accounts	1.9	2.0	2.2	2.2
Equipment leases	4.7	3.4	4.8	3.4
Depreciation and amortization	20.0	21.5	20.0	21.6
Total costs of operations	94.6	95.1	96.3	96.9

Gross profit	5.4	4.9	3.7	3.1

CORPORATE OPERATING EXPENSES	(9.1)	(8.2)	(8.8)	(8.4)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	0.9	0.6	0.8	0.6

INTEREST EXPENSE, net	(13.1)	(13.9)	(13.7)	(14.2)

GAIN ON SALES OF CENTERS	5.7	—	11.1	—

GAIN ON PURCHASE OF NOTES PAYABLE	1.0	—	—	—

IMPAIRMENT OF INTANGIBLE ASSETS	(3.8)	—	(7.8)	—

Loss before reorganization items and income taxes	(12.8)	(16.6)	(14.7)	(18.9)

REORGANIZATION ITEMS, net	—	147.6	—	—

(Loss) income before income taxes	(12.8)	131.0	(14.7)	(18.9)

(BENEFIT) PROVISION FOR INCOME TAXES	(1.4)	1.7	(3.3)	2.1

Net (loss) income	(11.5)%	129.3%	(11.5)%	(21.0)%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Successor)	(Combined)	(Successor)
	(unaudited)		(unaudited)

Revenues
Fixed operations	$75,409	$86,523	$36,211	$43,371
Mobile operations	46,796	48,267	22,910	23,667
Total	$122,205	$134,790	$59,121	$67,038

Costs of Operations
Fixed operations	$66,257	$75,519	$32,669	$38,590
Mobile operations	42,495	45,547	20,777	22,744
Other	6,814	7,169	3,509	3,637
Total	$115,566	$128,235	$56,955	$64,971

Costs of Operations as a Percentage of Revenues
Fixed operations	87.9%	87.3%	90.2%	89.0%
Mobile operations	90.8	94.4	90.7	96.1
Total	94.6%	95.1%	96.3%	96.9%

Six months Ended December 31, 2008 and 2007

Revenues:  Revenues decreased approximately 9.3% from approximately $134.8 million for the six months ended December 31, 2007, to approximately $122.2 million for the six months ended December 31, 2008.  The decrease was primarily due to the loss of revenues from fixed-site centers we sold or closed in fiscal 2009 and 2008 (approximately $10.4 million).  This decrease was additionally due to lower revenues from our existing fixed-site centers (approximately $1.2 million) and from our mobile operations (approximately $1.5 million).  Revenues from our fixed and mobile operations represented approximately 62% and 38%, respectively, of our total revenues for the six months ended December 31, 2008.

Revenues from our fixed operations decreased approximately 12.8% from approximately $86.5 million for the six months ended December 31, 2007, to approximately $75.4 million for the six months ended December 31, 2008. Revenues from our existing fixed-site centers decreased approximately 1.7% to $68.7 million from $69.9 million due primarily to a decline in procedural volumes, which we attribute to the negative trends discussed above. The decrease was slightly offset by an increase in revenue of $0.4 million from two fixed-site centers we acquired in fiscal 2009.

Revenues from our mobile operations decreased approximately 3.0% from approximately $48.3 million for the six months ended December 31, 2007, to approximately $46.8 million for the six months ended December 31, 2008. This decrease was due primarily to reductions in reimbursement from our mobile customers for all modalities.  The reductions in reimbursement are the result of competition from other mobile providers and the increased age of our mobile facilities.

We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the recession, including higher unemployment and fewer individuals with healthcare insurance.

Costs of Operations:  Costs of operations decreased approximately 9.9% from approximately $128.2 million for the six months ended December 31, 2007, to approximately $115.6 million for the six months ended December 31, 2008.  This decrease was due primarily to elimination of costs from fixed-site centers we sold or closed in fiscal 2009 and 2008 (approximately $11.6 million). This decrease was additionally due to lower costs at our mobile operations (approximately $3.1 million) and at our billing and other operations (approximately $0.4 million), partially offset by increases in costs our existing fixed-site centers (approximately $1.8 million).  The decrease at our billing and other operations is due to lower depreciation and amortization expense and lower billing fees.  Our gross profit margin improved slightly primarily due to (1) the sale or closure of centers with lower gross profit margins; (2) decreases in depreciation and amortization; and (3) our cost reduction initiatives; partially offset by increases in equipment lease and maintenance cost.

Costs of operations at our fixed operations decreased approximately 12.3% from approximately $75.5 million for the six months ended December 31, 2007, to approximately $66.3 million for the six months ended December 31, 2008.    The increase in costs of operations at our existing fixed-site centers was primarily caused by higher (1) equipment maintenance costs (approximately $0.7 million); and  (2) certain other operating expenses including service supplies, marketing, consulting, taxes and billing fees (approximately $1.1 million).  These costs were partially offset by decreased depreciation and amortization expense (approximately $0.2 million).  We had an additional increase in costs of operations associated with two fixed-site centers we acquired in fiscal 2009 ($0.5 million).

Costs of operations at our mobile operations decreased approximately 6.7% from approximately $45.5 million for the six months ended December 31, 2007, to approximately $42.5 million for the six months ended December 31, 2008.  The decrease was due primarily to (1) reduced salaries and benefits (approximately $1.9 million) primarily as a result of our cost reduction initiatives discussed previously; (2) lower depreciation and amortization expense (approximately $1.6 million); and (3) a reduction in bad debt expense (approximately $0.2 million); partially offset by higher equipment lease costs (approximately $1.1 million).

Corporate Operating Expenses:  Corporate operating expenses remained consistent year over year at $11.1 million for the six months ended December 31, 2007, and the six months ended December 31, 2008.  During the six months ended December 31, 2008, we did experience a decrease in certain legal and accounting costs, but these were substantially offset by consulting costs related to executive recruiting.  We do not believe these consulting costs will be recurring.  Moreover, while we substantially completed the cost reduction initiative relating to corporate organizational changes by December 31, 2008, such cost reductions were not in affect for the entire six-month period.

Interest Expense, net:  Interest expense, net decreased 14.7% from approximately $18.7 million for the six months ended December 31, 2007, to approximately $15.9 million for the six months ended December 31, 2008.  The decrease was due primarily to lower interest rates on the floating rate notes (approximately $3.4 million) partially offset by increased amortization of the bond discount (approximately $0.6 million).

Gain on Sales of Centers:  For the six months ended December 31, 2008, we sold three fixed-site centers in California, one fixed-site in Illinois and one fixed-site center in Tennessee and our equity interest in three joint ventures in New York and California that operated six fixed-site centers.  We received approximately $18.1 million, net of cash sold, from the sales and recorded a gain of approximately $7.0 million.

Gain on Purchase of Notes Payable:  For the six months ended December 31, 2008, we purchased $2.5 million in principal amount of our floating rate notes for approximately $1.1 million.  We realized a gain of approximately $1.2 million, after the write-off of unamortized discount of approximately $0.2 million.

Impairment of Intangible Assets:  We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December, 31, 2008.  Based on our annual analysis of the fair value of our indefinite-lived intangible assets, we concluded that our trademark and our certificates of need related to our mobile reporting unit were impaired as a December 31, 2008.  This impairment occurred primarily due to an increase in the discount rate used to value our indefinite-lived intangible assets as a result of overall increases in discount rates for the diagnostic imaging industry during the six months ended December 31, 2008.  As a result, we recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our certificates of need ($2.4 million).

Loss Before Reorganization Items, net and Income Taxes:  Loss before reorganization items, net and income taxes decreased 29.9% from approximately $22.4 million for the six months ended December 31, 2007, to approximately $15.7 million for the six months ended December 31, 2008.  An analysis of the change in loss before reorganization items, net and income taxes between the six months ended December 31, 2008 and 2007 is as follows (amounts in thousands)(unaudited):

Consolidated
Loss before reorganization items, net and income taxes - Six Months ended December 31, 2007	$(22,387)
Change in existing centers and facilities revenues	(2,646)
Change in existing centers and facilities costs of services	413
Change in existing centers and facilities equipment leases	(1,377)
Change in existing centers and facilities depreciation and amortization	2,566
Impairment of intangible assets	(4,600)
Change in corporate operating expenses	22
Impact of operating income of centers sold, closed or acquired	1,084
Change in equity in earnings of unconsolidated partnerships	256
Change in interest expense, net	2,740
Gain on sales of centers	6,988
Gain on purchase of notes payable	1,246

Loss before reorganization items, net and income taxes - Six Months ended December 31, 2008	$(15,695)

Reorganization Items, net:  During the one month ended July 31, 2007, Predecessor recorded net gains of approximately $199.0 million for items in accordance with SOP 90-7 related to Holdings’ and InSight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.

Benefit for Income Taxes:  For the six months ended December 31, 2008, we had a benefit for income taxes of approximately $1.7 million as compared to a provision for income taxes of approximately $2.3 million for the six months ended December 31, 2007.  The benefit for income taxes is related to a decrease in our deferred tax liability of approximately $2.2 million due to the impairment of our indefinite-live intangible assets, offset partially by a provision primarily related to state income taxes.  The provision for income taxes for the six months ended December 31, 2007 is primarily related to estimated state income taxes.

Three months Ended December 31, 2008 and 2007

Revenues:  Revenues decreased approximately 11.8% from approximately $67.0 million for the three months ended December 31, 2007, to approximately $59.1 million for the three months ended December 31, 2008.  The decrease was primarily due to the loss of revenues from fixed-site centers sold or closed in fiscal 2009 and 2008 (approximately $5.9 million).  This decrease was additionally due to lower revenues from our existing fixed-site centers (approximately $1.7 million) and from our mobile operations (approximately $0.8 million).  Revenues from our fixed and mobile operations represented approximately 61% and 39%, respectively, of our total revenues for the three months ended December 31, 2008.

Revenues from our fixed operations decreased approximately 16.5% from approximately $43.4 million for the three months ended December 31, 2007, to approximately $36.2 million for the three months ended December 31, 2008. Revenues from our existing fixed-site centers decreased 4.8% from $35.2 million to $33.5 million due primarily to a decline in procedural volume, which we attribute to the negative trends discussed above.  The decrease was slightly offset by an increase in revenue of $0.4 million from two fixed-site centers we acquired in fiscal 2009.

Revenues from our mobile operations decreased approximately 3.2% from approximately $23.7 million for the three months ended December 31, 2007, to approximately $22.9 million for the three months ended December 31, 2008. This decrease was due primarily to reductions in reimbursement from our mobile MRI and PET customers, partially offset by an increase in reimbursement from our mobile PET/CT and CT customers.  The reductions in MRI and PET reimbursement are the result of competition from other mobile providers and the increased age of our mobile facilities.

We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the recession, including higher unemployment and fewer individuals with healthcare insurance.

Costs of Operations:  Costs of operations decreased approximately 12.3% from approximately $65.0 million for the three months ended December 31, 2007, to approximately $57.0 million for the three months ended December 31, 2008.  The decrease was due primarily to the elimination of costs from the centers we sold or closed in fiscal 2009 and 2008 (approximately $6.9 million).  This decrease was additionally due to lower costs at our mobile operations (approximately $2.0 million) and at our corporate, billing and other operations (approximately $0.1 million), partially offset by increased costs at our existing fixed-site centers (approximately $0.4 million).  Our gross profit margin improved primarily due to (1) the sale or closure of centers with lower gross profit margins; (2) decreases in depreciation and amortization; and (3) our cost reduction initiatives; partially offset by increases in equipment lease and maintenance cost.

Costs of operations at our fixed operations decreased approximately 15.3% from approximately $38.6 million for the three months ended December 31, 2007, to approximately $32.7 million for the three months ended December 31, 2008.  The increase in costs of operations at our existing fixed-site centers was primarily caused by an increase in various expenses including equipment lease and maintenance costs, bad debt expense, and other supplies (approximately $0.7 million).  These costs were partially offset by reduced depreciation and amortization (approximately $0.3 million).  We had an additional increase in costs of operations associated with two fixed-site centers we acquired in fiscal 2009 ($0.5 million).

Costs of operations at our mobile operations decreased approximately 8.6% from approximately $22.7 million for the three months ended December 31, 2007, to approximately $20.8 million for the three months ended December 31, 2008.  The decrease was due primarily to (1) reduced salaries and benefits (approximately $0.8 million); (2) lower depreciation and amortization expense (approximately $0.8 million); (3) decreased vehicle operating costs ($0.4 million); and (4) lower bad debt expense, taxes and fees (approximately $0.4 million); partially offset by higher equipment lease costs (approximately $0.6 million).

Corporate Operating Expenses:  Corporate operating expenses decreased approximately 7.6% from approximately $5.7 million for the three months ended December 31, 2007, to approximately $5.2 million for the three months ended December 31, 2008.  The decrease was due primarily to lower salaries and wages and employee related costs and decreased legal, accounting and marketing expenses as a result of our cost reduction initiatives.  Moreover, while we substantially completed the cost reduction initiative relating to corporate organizational changes by December 31, 2008, such cost reductions were not in affect for the entire three-month period.

Interest Expense, net:  Interest expense, net decreased approximately 15.1% from approximately $9.5 million for the three months ended December 31, 2007, to approximately $8.1 million for the three months ended December 31, 2008.  The decrease was due primarily to lower interest rates on the floating rate notes (approximately $1.7) partially offset by increased amortization of the bond discount (approximately $0.1 million), and other interest, net ($0.2 million).

Gain on Sales of Centers:  For the three months ended December 31, 2008, we sold one fixed-site center in Tennessee and one fixed-site center in Illinois and our equity interest in two joint ventures in New York and California that operated four fixed-site centers.  We received approximately $16.5 million, net of cash sold of $0.4 million, from the sales and recorded a gain of approximately $6.5 million.

Impairment of Intangible Assets:  We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2008.  Based on our annual analysis of the fair value of our indefinite-lived intangible assets, we concluded that our trademark and our certificates of need related to our mobile reporting unit were impaired as a December 31, 2008.  This impairment occurred primarily due to an increase in the discount rate used to value our indefinite-lived intangible assets as a result of overall increases in discount rates for the diagnostic imaging industry during the six months ended December 31, 2008.  As a result, we recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our certificates of need ($2.4 million).

Loss Before Income Taxes:  Loss before income taxes decreased approximately 31.5% from approximately $12.7 million for the three months ended December 31, 2007, to approximately $8.7 million for the three months ended December 31, 2008.  An analysis of the change in loss before reorganization items, net and income taxes between the three months ended December 31, 2008 and 2007 is as follows (amounts in thousands)(unaudited):

Consolidated
Loss before income taxes - Three Months ended December 31, 2007	$(12,696)
Change in existing centers and facilities revenues	(2,446)
Change in existing centers and facilities costs of services	975
Change in existing centers and facilities equipment leases	(622)
Change in existing centers and facilities depreciation and amortization	1,299
Impairment of intangible assets	(4,600)
Change in corporate operating expenses	432
Impact of centers sold or closed	892
Change in equity in earnings of unconsolidated partnerships	81
Change in interest expense, net	1,437
Gain on sales of centers	6,548

Loss before income taxes - Three Months ended December 31, 2008	$(8,700)

Benefit for Income Taxes:  For the three months ended December 31, 2008, we had a benefit for income taxes of approximately $1.9 million as compared provision for income taxes of approximately $1.4 million for the three months ended December 31, 2007. The benefit for income taxes is related to a decrease in our deferred tax liability of approximately $2.2 million due to the impairment of our indefinite-live intangible assets, offset partially by a provision primarily related to state income taxes. The provision for income taxes for the three months ended December 31, 2007 is primarily related to estimated state income taxes.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases.  We expect to fund future working capital and capital project requirements from cash on hand, sales of fixed-site centers and mobile facilities, net cash provided by operating activities, and our credit facility.  To the extent available, we will also use capital and operating leases, but the current conditions in the capital markets have limited our ability to obtain attractive lease financing.  Due to the sales and closures of certain fixed-site centers and the negative trends we have experienced with our existing fixed-site and mobile facilities, we have experienced declines in our operating cash flow.  If our operating cash flow continues to decline, it will result in:

•                  a reduction in our borrowing base, and therefore a decline in the amounts available under our credit facility;

•                  difficulty funding our capital projects; and

•                  more stringent financing from equipment manufacturers and other financing resources.

Liquidity:  The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments.  As of December 31, 2008, we had total indebtedness of approximately $318.3 million in aggregate principal amount, including $312.5 million of floating rate notes.  We believe that cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

During recent years, our financial performance has deteriorated.  We reported net losses of approximately $14.0 million, $169.2 million, $99.0 million and $210.2 million for six months ended December 31, 2008, the eleven months ended June 30, 2008 and the years ended June 30, 2007 and 2006, respectively.  We have implemented steps to improve our financial performance, including leadership changes, a core market strategy and various initiatives in response to this deterioration.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) our sales and marketing efforts to maintain or improve procedural volume and contractual rates, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance.  Cost reduction initiatives will focus on (1) streamlining our organizational structure including enhancing and leveraging our technology to create greater efficiencies, and (2) leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions. We can give no assurance that these steps will be adequate to improve our financial performance.  Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

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

Cash, cash equivalents and restricted cash as of December 31, 2008 were approximately $48.4 million (including approximately $26.8 million, that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes).  Our primary source of liquidity is cash provided by operating activities.  Our ability to generate cash flows from operating activities is based upon several factors including the following:

•                  the procedural volume of patients at our fixed-site centers;

•                  the reimbursement we receive for our services;

•                  the demand for our mobile services;

•                  our ability to control expenses;

•                  our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients; and

•                  our ability to implement steps to improve our financial performance.

A summary of cash flows is as follows (amounts in thousands) (unaudited):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Successor)	(Combined)	(Successor)

Net cash provided by operating activities	$9,107	$2,363	$6,122	$7,247
Net cash used in investing activities	(6,167)	(3,677)	(3,846)	(1,547)
Net cash (used in) provided by financing activities	(2,349)	4,977	(689)	(1,461)

Increase in cash and cash equivalents	$591	$3,663	$1,587	$4,239

Net cash provided by operating activities was approximately $9.1 million for the six months ended December 31, 2008 and primarily resulted from Adjusted EBITDA (see reconciliation below) of approximately $21.1 million, less $13.1 million in interest paid, offset by a net change in operating assets and liabilities of $1.4 million.  The net change in operating assets and liabilities was comprised of a decrease in accounts receivable ($5.5 million) partially offset by a decrease in accounts payable and accrued expenses (approximately $3.6 million) and an increase in other current assets (approximately $0.5 million).

Net cash used in investing activities was approximately $6.2 million for the six months ended December 31, 2008 and resulted primarily from our net purchases or upgrades of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities (approximately $5.5 million), and an increase in restricted cash (approximately $18.8 million) primarily as a result of, and partially offset by, proceeds from the sales of certain centers (approximately $18.1 million, net of cash sold of approximately $0.4 million).

Net cash used in financing activities was approximately $2.3 million for the six months ended December 31, 2008 and resulted from the purchase of notes payable (approximately $1.1 million) and principal payments on notes payable and capital lease obligations (approximately $1.2 million).

We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of intangible assets, gain on sales of centers, reorganization items, net and gain on purchase of notes payable.  Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements.  Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States.  We present the table of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure.   While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations.  Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands) (unaudited):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Successor)	(Combined)	(Successor)

Net cash provided by operating activities	$9,107	$2,363	$6,122	$7,247
Cash used for reorganization items	—	7,723	—	913
Provision for income taxes	(1,692)	2,323	(1,927)	1,357
Interest expense, net	15,949	18,689	8,081	9,518
Amortization of bond discount	(2,647)	(2,001)	(1,336)	(1,211)
Share-based compensation	(36)	—	(18)	—
Amortization of deferred financing costs	—	(145)	—	—
Equity in earnings of unconsolidated partnerships	1,108	852	496	415
Distributions from unconsolidated partnerships	(1,437)	(1,262)	(923)	(600)
Net change in operating assets and liabilities	(1,411)	(1,270)	(3,392)	(5,134)
Net change in deferred income taxes	2,117	(1,951)	2,177	(1,171)

Adjusted EBITDA	$21,058	$25,321	$9,280	$11,334

Adjusted EBITDA decreased approximately 16.8% from approximately $25.3 million for the six months ended December 31, 2007, to approximately $21.1 million for the six months ended December 31, 2008.  This decrease was due primarily to reductions in Adjusted EBITDA from our (1) fixed operations (approximately $4.1 million); and (2) increases in costs at our billing and other operations (approximately $0.3 million); partially offset by an increase in Adjusted EBITDA from our mobile operations of (approximately $0.2 million).

Adjusted EBITDA from our fixed operations decreased approximately 16.1% from approximately $25.5 million for the six months ended December 31, 2007, to approximately $21.4 million for the six months ended December 31, 2008.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $3.3 million) and the elimination of Adjusted EBITDA at the centers we sold or closed during fiscal 2009 and 2008 (approximately $0.8 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is due primarily to the decrease in revenues and the increase in costs as discussed above.

Adjusted EBITDA from our mobile operations increased approximately 1.3% from approximately $15.3 million for the six months ended December 31, 2007, to approximately $15.5 million for the six months ended December 31, 2008.  This increase was due to the reduction in costs discussed above, offset by the reduction in revenues discussed above.

Adjusted EBITDA decreased approximately 18.1% from approximately $11.3 million for the three months ended December 31, 2007, to approximately $9.3 million for the three months ended December 31, 2008.  This decrease was due primarily to (1) reductions in Adjusted EBITDA from our fixed operations (approximately $3.1 million); and (2) decrease in costs at our billing and other operations (approximately $0.5 million); partially offset by an increase in our Adjusted EBITDA from mobile operations of (approximately $0.5 million).

Adjusted EBITDA from our fixed operations decreased approximately 25.0% from approximately $12.4 million for the three months ended December 31, 2007, to approximately $9.3 million for the three months ended December 31, 2008.  This decrease was due primarily to a reduction in Adjusted EBITDA at our existing fixed-site centers (approximately $2.6 million) and the elimination of Adjusted EBITDA at the centers we sold or closed during fiscal 2009 and 2008 (approximately $0.4 million).  The reduction in Adjusted EBITDA at our existing fixed-site centers is due primarily to the decrease in revenues and the increase in costs as discussed above.

Adjusted EBITDA from our mobile operations increased approximately 7.1% from approximately $7.1 million for the three months ended December 31, 2007, to approximately $7.6 million for the three months ended December 31, 2008.  This increase was due to the reduction in costs discussed above, offset by the reduction in revenues discussed above.

Capital Projects:  We have committed to capital projects of approximately $12.0 million through June 2009.   We expect to use either internally generated funds, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance the acquisition of such equipment.  We also will attempt to use capital and operating leases on cost-effective terms, however, the current credit market conditions are not favorable.  We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy.  If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base.  As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility:  As of December 31, 2008, we had outstanding, through InSight, $312.5 million of aggregate principal amount of floating rate notes.  The floating rate notes mature in November 2011 and bear interest at three-month LIBOR plus 5.25% per annum, payable quarterly.  As of December 31, 2008, the weighted average interest rate on the floating rate notes was 8.44%.  If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount of the floating rate notes plus accrued and unpaid interest.  An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates.  In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock.  The fair value of the floating rate notes as of December 31, 2008 was approximately $89.1 million.

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

Through certain of InSight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent.  As of December 31, 2008, we had approximately $17.6 million of availability under the credit facility, based on our borrowing base.  At December 31, 2008, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $2.2 million outstanding under the credit facility of which approximately $0.3 million are cash collateralized.  In January 2009, our letters of credit decreased to $1.9 million outstanding under the credit facility and the $0.3 million cash collateral was no longer required.

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

Other Intangible assets:  Identified intangible assets consist of our trademark, certificates of need and wholesale contracts.  The intangible assets, excluding the wholesale contracts, are indefinite-lived assets and are not amortized.  Wholesale contracts are definite-lived intangible assets and are amortized over five years.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.

We evaluate the carrying value of indefinite-lived intangible assets in the second quarter of each fiscal year.  Additionally, we review the carrying amount of indefinite-lived intangible assets whenever events and circumstances indicate that the carrying amount of those assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments.  Impairment losses, if any, are reflected in the condensed consolidated statements of operations.  We evaluate our indefinite-lived intangible assets each reporting period to determine if there has been any change that would no longer justify an indefinite life of the related intangible asset.

We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2008.  Our evaluation of the carrying value of intangible assets consists of comparing the fair value of the assets with their corresponding carrying value.  The fair value of intangible assets is determined primarily using an income approach (see Note 15 of the notes to condensed consolidated financial statements).  Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our certificates of need ($2.4 million).  This impairment charge primarily resulted from an increase in the discount rate used to value our indefinite-lived intangible assets as a result of overall increases in discount rates for the diagnostic imaging industry during the six months ended December 31, 2008.

We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets”, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows.  If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate.  Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.  We evaluate the remaining useful life of other intangible assets subject to amortization each reporting period.  As of December 31, 2008, we do not believe any impairment of other intangible assets subject to amortization has occurred.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility.  As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt.  We believe there was not a material quantitative change in our market risk exposure during the quarter ended December 31, 2008, as compared to prior periods.   At December 31, 2008, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate collar contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 39% of our total indebtedness as of December 31, 2008.   We do not engage in activities using complex or highly leveraged instruments.

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

We have an interest rate hedging agreement with Bank of America, N.A.  The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement are secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our revolving lenders. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract.  We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133.  Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss).  As of December 31, 2008, due to the significant decrease in LIBOR the contract had a liability fair value of approximately $2.6 million.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR.  Based on interest rates and outstanding balances as of December 31, 2008, a 1% increase or decrease in interest rates on our $312.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.3 million and $2.4 million, respectively.  The weighted average interest rate on the floating debt as of December 31, 2008 was 8.44%.

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

ITEM 4.      CONTROLS AND PROCEDURES

We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.  There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  —  OTHER INFORMATION

ITEM 1A.     RISK FACTORS

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of debt, which requires significant interest and principal payments.  As of December 31, 2008, we had total indebtedness of approximately $318.3 million in aggregate principal amount.  In addition, subject to the restrictions contained in the indenture governing the floating rate notes and our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify.   Specifically, our high level of debt could have important consequences, including the following:

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

Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest.  Under the terms of indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock.  We believe that as of September 15, 2008, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock.   Because of the low trading price of our common stock, $0.02, as of December 31, 2008, a person or group may be able to acquire 35% or more of Holdings’ common stock for a relatively small amount of money.  We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required purchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of December 31, 2008 of approximately $75.2 million.  The book value of these assets should not be relied on as a measure of realizable value for such assets.  The realizable value of our assets may be greater or lower than such net book value.  The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors.  A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered.  Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered.  Our intangible assets had a net book value as of December 31, 2008 of approximately $18.1 million.  As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

The condition of our assets will likely deteriorate during any period of financial distress preceding a sale of our assets.  In addition, a material amount of our assets consist of illiquid assets that may have to be sold at a substantial discount in an insolvency situation.  Accordingly, the proceeds of any such sale of our assets may not be sufficient to satisfy, and may be substantially less than, amounts due to our creditors.

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

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates.  At December 31, 2008, approximately 98% of our indebtedness was variable rate indebtedness.  We have an interest rate collar contract for a term of two years, with a notional amount of $190 million with a LIBOR cap of 3.25% and a LIBOR floor of 2.59%.  As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 39% as of December 31, 2008.  Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes.  Moreover, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.  As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts.  These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the six months ended December 31, 2008, we derived approximately 54% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies.  Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide.  Moreover, our healthcare provider customers, which provided approximately 46% of our revenues during the six months ended December 31, 2008, generally rely on reimbursement from third-party payors. To the extent our healthcare provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us as they would seek to offset such decreased reimbursement rates.  We expect that any further changes to the rates or methods of reimbursement for our services, whether directly through billings to third-party payors or indirectly through our healthcare provider customers, will result in a further decline in our revenues and adversely affect our financial condition and results of operations.  See our discussion regarding reimbursement changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.

Negative trends could continue to adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital

Resources”).  Our Adjusted EBITDA declined approximately 16.8% for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007 and approximately 33.1% for the year ended June 30, 2008 as compared to the year ended June 30, 2007.  The decline in Adjusted EBITDA as compared to prior year periods has been our historical trend based on our performance during the past eighteen fiscal quarters.   This negative trend in Adjusted EBITDA may continue and may be exacerbated by the negative effects of the recession and reimbursement reductions.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers.  Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms.  For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms.  A significant number of our mobile contracts will expire each year.  To the extent we do not renew a customer contract, it is not always possible to immediately obtain replacement customers.  Historically, many replacement customers have been smaller, with lower procedural volumes.  In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment.  Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.  As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms.  This would adversely affect our financial condition and results of operations.  Although the non-renewal of a single customer contract would not have a material impact on our revenues, non-renewal of several contracts on favorable terms, or at all, could have a significant negative impact on our financial condition and results of operations.

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

We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives.  Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance.  Cost reduction initiatives will focus on (1) streamlining our organizational structure including leveraging and enhancing our technology to create greater efficiencies, and (2) leveraging relationships with strategic vendors.  While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date.  Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry and reimbursement reductions.  The adequacy and ultimate success of our initiatives to enhance revenues and reduce costs cannot be assured.

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

Managed care organizations may limit healthcare providers from using our services, causing us to lose procedural volume.

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

A high percentage of our expenses are fixed, meaning they do not vary significantly with the increase or decrease in revenues.  Such expenses include, but are not limited to, debt service, lease payments, depreciation and amortization, salaries and benefit obligations, equipment maintenance expenses, insurance and vehicle operations costs.  As a result, a relatively small reduction in the prices we charge for our services or procedural volume could have a disproportionate negative effect on our financial condition and results of operations.

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

Harsh weather conditions can adversely impact our financial condition and results of operations.  To the extent severe weather patterns affect the regions in which we operate (e.g., hurricanes and snow storms), potential patients may find it difficult to travel to our centers and we may have difficulty moving our mobile facilities along their scheduled routes.   As a result, we would experience a decrease in procedural volume during that period.   Our equipment utilization, procedural volume or revenues could be adversely affected by such conditions in the future.

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

All of the states in which we operate require that technologists who operate our CT, PET/CT and PET systems be licensed or certified.  Also, each of our fixed-site centers must continue to meet various requirements in order to receive payments from Medicare.  In addition, our mobile facilities are currently accredited by The Joint Commission, formerly Joint Commission on Accreditation of Healthcare Organizations, an independent, non-profit organization that accredits various types of healthcare providers, such as hospitals, nursing homes, outpatient ambulatory care centers and diagnostic imaging providers.  If we were to lose such accreditation for our mobile facilities, it could adversely affect our mobile operations because some of our mobile customer contracts require accreditation by The Joint Commission and one of our primary competitors is accredited by The Joint Commission.

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

The regulatory and political framework is uncertain and evolving.

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

President Obama and the 111th Congress have significant proposals affecting the healthcare industry. We are unable to predict whether any of their proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any legislation or regulation would have on our business.  We do believe, however, that the federal government will likely have greater involvement in the healthcare industry than in prior years. Such greater involvement may adversely affect our financial condition and results of operations or restrict our operations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2008 Annual Meeting of Stockholders of Holdings was held on October 29, 2008.

(b)

The following persons were elected directors at the 2008 Annual Meeting of Stockholders, and will serve until the next annual meeting and until their successors have been duly qualified and elected: Wayne B. Lowell, Louis E. Hallman, III, Eugene Linden, Richard Nevins, James A. Ovenden, Keith E. Rechner, and Steven G. Segal.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Proposal No. 1      Election of Directors:

	FOR	WITHHELD
Wayne B. Lowell	7,432,898	45,980
Louis E. Hallman, III	6,770,298	708,580
Eugene Linden	6,770,298	708,580
Richard Nevins	7,432,898	45,980
James A. Ovenden	7,426,258	52,620
Keith E. Rechner	7,432,898	45,980
Steven G. Segal	7,432,898	45,980

Proposal No. 2      Approval of Holdings’ 2008 Director Stock Option Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
4,739,474	770,880	4,000	1,964,524

Proposal No. 3      Approval of Holdings’ 2008 Employee Stock Option Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
4,730,034	777,320	7,000	1,964,524

ITEM 6.        EXHIBITS

4.10	Fourth Supplemental Indenture, dated as of December 16, 2008, to the Indenture dated September 22, 2005, filed herewith.

31.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 17, 2009

INSIGHT HEALTH SERVICES HOLDINGS CORP.
(Registrant)

	By:	/s/ Louis E. Hallman, III
Louis E. Hallman, III
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Keith S. Kelson
Keith S. Kelson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

4.10	Fourth Supplemental Indenture, dated as of December 16, 2008, to the Indenture dated September 22, 2005, filed herewith.

31.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.