Form 10-Q
period 2009-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2009-05-15
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 333-75984-12
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
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,644,444 shares of common stock as of May 1, 2009.
The number of pages in this Form 10-Q is 63.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
INDEX

		PAGE NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Consolidated Balance Sheets as of March 31, 2009 and June 30, 2008 (Successor) (unaudited)	3

	Condensed Consolidated Statements of Operations for the nine months ended March 31, 2009, the eight months ended March 31, 2008 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Successor) (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009, the eight months ended March 31, 2008 (Successor) and the one month ended July 31, 2007 (Predecessor) (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-30
In accordance with SEC Regulation S-X Rule 3-10, the condensed consolidated financial statements of InSight Health Services Holdings Corp. (Company) are included herein and separate financial statements of InSight Health Services Corp. (InSight), the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included. Condensed financial data for InSight and its subsidiary guarantors is included in Note 18 to the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31-51

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51-52

ITEM 4.	CONTROLS AND PROCEDURES	52

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS	52-60

ITEM 6.	EXHIBITS	61

SIGNATURES		62

EXHIBIT INDEX		63
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31,	June 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,982	$21,002
Trade accounts receivables, net	25,864	34,494
Other current assets	10,716	8,199

Total current assets	54,562	63,695

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $74,420 and $47,219 respectively	82,907	113,684

CASH, restricted	21,698	8,072
INVESTMENTS IN PARTNERSHIPS	6,511	6,794
OTHER ASSETS	224	1,076
OTHER INTANGIBLE ASSETS, net	17,665	24,370

	$183,567	$217,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$325	$624
Current portion of capital lease obligations	1,729	1,743
Accounts payable and other accrued expenses	32,627	33,121

Total current liabilities	34,681	35,488

LONG-TERM LIABILITIES:
Notes payable, less current portion	287,858	294,724
Capital lease obligations, less current portion	2,855	4,631
Other long-term liabilities	2,988	4,545
Deferred income taxes	6,974	9,015

Total long-term liabilities	300,675	312,915

COMMITMENTS AND CONTINGENCIES (Note 16)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding at March 31, 2009 and June 30, 2008	9	9
Additional paid-in capital	37,518	37,463
Accumulated other comprehensive (loss) income	(2,722)	1,001
Accumulated deficit	(186,594)	(169,185)

Total stockholders’ deficit	(151,789)	(130,712)

	$183,567	$217,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Successor		Predecessor
	Nine	Eight	One
	Months	Months	Month
	Ended	Ended	Ended
	March 31,	March 31,	July 31,
	2009	2008	2007

REVENUES:
Contract services	$81,478	$78,685	$10,051
Patient services	94,219	99,128	12,311

Total revenues	175,697	177,813	22,362

COSTS OF OPERATIONS:
Costs of services	118,937	124,023	14,933
Provision for doubtful accounts	3,311	4,329	389
Equipment leases	8,348	6,418	760
Depreciation and amortization	35,192	39,657	4,468

Total costs of operations	165,788	174,427	20,550

CORPORATE OPERATING EXPENSES	(17,238)	(17,888)	(1,678)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,722	1,163	174

INTEREST EXPENSE, net	(23,231)	(24,457)	(2,918)

GAIN ON SALES OF CENTERS	7,689	—	—

GAIN ON PURCHASE OF NOTES PAYABLE	6,788	—	—

IMPAIRMENT OF INTANGIBLE ASSETS	(4,600)	—	—

Loss before reorganization items and income taxes	(18,961)	(37,796)	(2,610)

REORGANIZATION ITEMS, net	—	—	198,998

(Loss) income before income taxes	(18,961)	(37,796)	196,388

(BENEFIT) PROVISION FOR INCOME TAXES	(1,552)	3,618	62

Net (loss) income	$(17,409)	$(41,414)	$196,326

Basic and diluted (loss) income per common share	$(2.01)	$(4.79)	$227.23

Weighted average number of basic and diluted common shares outstanding	8,644	8,644	864
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in thousands, except per share data)

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

REVENUES:
Contract services	$25,330	$29,074
Patient services	28,162	36,311

Total revenues	53,492	65,385

COSTS OF OPERATIONS:
Costs of services	35,861	47,025
Provision for doubtful accounts	975	1,984
Equipment leases	2,632	2,627
Depreciation and amortization	10,754	15,106

Total costs of operations	50,222	66,742

CORPORATE OPERATING EXPENSES	(6,111)	(8,461)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	614	485

INTEREST EXPENSE, net	(7,282)	(8,686)

GAIN ON SALES OF CENTERS	701	—

GAIN ON PURCHASE OF NOTES PAYABLE	5,542	—

(Loss) income before income taxes	(3,266)	(18,019)

PROVISION FOR INCOME TAXES	140	1,357

Net loss	$(3,406)	$(19,376)

Basic and diluted loss per common share	$(0.39)	$(2.24)

Weighted average number of basic and diluted common shares outstanding	8,644	8,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Successor		Predecessor
	Nine	Eight	One
	Months	Months	Month
	Ended	Ended	Ended
	March 31,	March 31,	July 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(17,409)	$(41,414)	$196,326
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	—	4,764	3,263
Noncash reorganization items	—	—	(207,025)
Depreciation and amortization	35,192	39,657	4,468
Amortization of bond discount	4,005	3,245	—
Amortization of deferred financing costs	—	—	145
Share-based compensation	55	—	—
Equity in earnings of unconsolidated partnerships	(1,722)	(1,163)	(174)
Distributions from unconsolidated partnerships	2,005	1,985	58
Gain on sales of centers	(7,689)	—	—
Gain on purchase of notes payable	(6,788)	—	—
Impairment of intangible assets	4,600	—	—
Deferred income taxes	(2,041)	3,122	—
Cash provided by (used in) changes in operating assets and liabilities:
Trade accounts receivables, net	7,584	4,793	510
Other current assets	(2,414)	(2,012)	387
Accounts payable and other accrued expenses	(5,189)	(3,399)	(1,534)

Net cash provided by (used in) operating activities before reorganization items	10,189	9,578	(3,576)

Cash used for reorganization items	—	(4,764)	(3,263)

Net cash provided by (used in) operating activities	10,189	4,814	(6,839)

INVESTING ACTIVITIES:
Proceeds from sales of centers, net of cash sold	19,720	—	—
Additions to property and equipment	(13,458)	(4,812)	—
Increase in restricted cash	(13,626)	—	—
Other	—	(113)	181

Net cash (used in) provided by investing activities	(7,364)	(4,925)	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(1,693)	(2,908)	(470)
Purchase of notes payable	(4,152)	—	—
Principal payments on credit facility	—	—	(5,000)
Proceeds from issuance of notes payable	—	—	12,768

Net cash (used in) provided by financing activities	(5,845)	(2,908)	7,298

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(3,020)	(3,019)	640
Cash, beginning of period	21,002	21,472	20,832

Cash, end of period	$17,982	$18,453	$21,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,386	$17,068	$8,184
Income taxes paid	277	459	—
Equipment additions under capital leases	—	3,338	—
Non-cash acquisition	884	—	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. Through InSight and its subsidiaries, we provide diagnostic imaging services in more than 30 states throughout the United States. Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states. We have two reportable segments: fixed operations and mobile operations. Our services are provided through a network of 96 mobile magnetic resonance imaging, or MRI, facilities, three mobile positron emission tomography, or PET, facilities, one mobile computed tomography, or CT, facility, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 30 fixed-site MRI centers, 30 multi-modality fixed-site centers and one fixed-site PET center (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.
2. LIQUIDITY AND CAPITAL RESOURCES
The reorganization discussed in Note 4 significantly de-leveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2009, we had total indebtedness of approximately $308.8 million in aggregate principal amount, including InSight’s $303.5 million of senior secured floating rate notes due 2011, or floating rate notes. We believe that cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.
During recent years, our financial performance has deteriorated. We reported net losses of approximately $17.4 million, $169.2 million, $99.0 million and $210.2 million for nine months ended March 31, 2009, eleven months ended June 30, 2008 and the years ended June 30, 2007 and 2006, respectively. We have implemented steps to improve our financial performance, including leadership changes, a core market strategy and various initiatives in response to this deterioration. We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives. Revenue enhancement initiatives will focus on (1) our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance. Cost reduction initiatives will focus on (1) streamlining our organizational structure including leveraging and enhancing our technology to create greater efficiencies, and (2) leveraging relationships with strategic vendors. While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.
3. INTERIM FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission, or SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included. The condensed consolidated balance sheet as of June 30, 2008 has been derived from our audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results to be achieved for the full fiscal year.
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
We evaluate the carrying value of indefinite-lived intangible assets in the second quarter of each fiscal year. Additionally, we review the carrying value of indefinite-lived intangible assets whenever events and circumstances indicate that the carrying amount of those assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit, significant declines in financial markets and adverse legal or regulatory developments. Impairment losses, if any, are reflected in the condensed consolidated statements of operations.
We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2008. Our evaluation of the carrying value of intangible assets compares the fair value of the assets with their corresponding carrying value. The fair value of intangible assets is determined primarily using an income approach (see Note 15). Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets, we concluded that impairments had occurred and accordingly we recorded a non-cash impairment charge of $4.6 million during the period ended December 31, 2008 in our mobile reporting unit related to our trademark ($2.2 million) and our certificates of need ($2.4 million). This impairment charge primarily resulted from an increase in the discount rate used to value our indefinite-lived intangible assets as a result of the significant decline in the financial markets in the fourth calendar quarter of 2008 which led to an overall increase in discount rates for the diagnostic imaging industry during the nine months ended March 31, 2009.
In addition, we evaluate our indefinite-lived intangible assets each reporting period to determine if there has been any change that would no longer justify an indefinite life of the related intangible asset.
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
A reconciliation of other intangible assets is as follows (amounts in thousands) (unaudited):

	Successor
	March 31, 2009		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized intangible assets:
Wholesale contracts	$7,800	$2,600	$7,800	$1,430

	7,800	2,600	7,800	1,430

Unamortized intangible assets:
Trademark	5,200	—	7,400	—
Certificates of need (1)	7,265	—	10,600	—

Other intangible assets	$20,265	$2,600	$25,800	$1,430

(1)	In addition to the $2.4 million non-cash impairment charge related to our certificates of need in our mobile reporting unit, our sale of a fixed-site center in Tennessee in November 2008, included a certificate of need with an estimated value of approximately $0.9 million.
The wholesale contracts are amortized on a straight-line method over a five year estimated useful life.
Amortization of intangible assets was approximately $1.2 million, $2.2 million and $0.1 million for the nine months ended March 31, 2009, the eight months ended March 31, 2008 (Successor) and the one month ended July 31, 2007 (Predecessor); and approximately $0.4 million and $0.8 million for the three months ended March 31, 2009 and 2008.
Estimated remaining amortization expense for the periods ending June 30, are as follows (amounts in thousands) (unaudited):

2009	$390
2010	1,560
2011	1,560
2012	1,560
2013	130

7. NOTES PAYABLE
As of March 31, 2009, we had total indebtedness of approximately $308.8 million in aggregate principal amount, which excludes an unamortized discount of approximately $16.0 million.
As of March 31, 2009, we had outstanding, through InSight, $303.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at three-month LIBOR plus 5.25% per annum, payable quarterly. As of March 31, 2009, the weighted average interest rate on the floating rate notes was 6.42%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount of the floating rate notes plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of March 31, 2009, based on active market quotes, was approximately $100.2 million.
For the nine months ended March 31, 2009, through InSight, we purchased $11.5 million in principal amount of our floating rate notes for approximately $4.1 million. We realized a gain of approximately $6.8 million, after the write-off the unamortized discount of approximately $0.6 million.
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
Through certain of InSight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30.0 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent. As of March 31, 2009, we had approximately $11.8 million of availability under the credit facility, based on our borrowing base. Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility. All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate. The applicable margin is currently 2.50% per annum; however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if availability under the credit facility plus eligible cash falls below $7.5 million. At March 31, 2009, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $1.9 million outstanding under the credit facility.
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
On April 14, 2008, each of Holdings’ non-employee directors were granted options under the director plan to purchase (i) 16,008 shares of Holdings’ common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share. Each set of options provides for vesting in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010. These options expire on April 14, 2018. As of March 31, 2009, options to purchase 192,096 shares of Holdings’ common stock were outstanding under the director plan.
On August 19, 2008, we granted options under the employee plan to purchase 447,000 shares of our common stock to certain of our officers at an exercise price of $0.36 per share. On November 11, 2008, we granted options under the employee plan to purchase 140,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share. The options granted under the employee plan expire ten years from the date of grant, and will vest and become exercisable if, and only if, a refinancing event (as defined in the option agreements) is achieved prior to the expiration of the options. As of March 31, 2009, options to purchase 587,000 shares of Holdings’ common stock were outstanding under the employee plan.
A summary of the status of options for shares of Holdings’ common stock at March 31, 2009 and changes during the period is presented below (unaudited):

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
Successor	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2008	192,096	$1.09	$1.01
Granted	587,000	0.31	0.31

Outstanding, March 31, 2009	779,096	$0.50	$0.48	9.20

Exercisable at March 31, 2009	64,032	$1.09
Of the options outstanding at March 31, 2009, the characteristics are as follows (unaudited):

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$0.15	$0.15	—	140,000	9.58 years
0.36	0.36	—	447,000	9.33 years
1.01	1.01	32,016	96,048	9.08 years
1.16	1.16	32,016	96,048	9.08 years

		64,032	779,096

Share-based compensation
We account for share-based compensation under SFAS 123R, “Share-Based Payment”, or SFAS 123R. For the nine months ended March 31, 2009, we recognized approximately $0.1 million of compensation expense related to stock options issued to non-employee directors in the condensed consolidated statements of operations. There were no options or other forms of share-based payment granted during the eight months ended March 31, 2008 and the one month ended July 31, 2007, respectively, and no amounts of share-based compensation expense were recognized in the condensed consolidated statements of operations for such periods.
SFAS 123R requires the use of a valuation model to calculate the fair value of share-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, estimated life and interest rates. The estimated life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The average risk-free rate is based on the ten-year U.S. Treasury security rate in effect as of the grant date. Since the vesting of options granted under the employee plan are based on a refinancing event, management assessed whether a financing event, under the provisions of SFAS 123R, is considered probable. Given the current conditions in the capital markets, a refinancing event is currently not considered probable, and therefore, no share-based compensation expense has been recognized in the condensed consolidated statement of operations related to the employee plan.
9. INCOME TAXES
As of June 30, 2008, we had federal net operating loss, or NOL, carryforwards of approximately $130.7 million and various state NOL carryforwards. These NOL carryforwards expire between 2008 and 2027. As discussed in Note 4, on August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness became effective. Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred. The rules under Internal Revenue Code Section 382 in connection with reorganization and cancellation of indebtedness allow for companies to make an election as to how to compute the annual limitation. We elected under Code Section 382(l)(5)(H) and Reg Section 1.382.9(i) not to apply the provisions of Code Section 382 (l)(5) to the ownership change occurring pursuant to Holdings’ and InSight’s plan of reorganization.
A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized. Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2009, 2008 and 2007 and (3) the available evidence, management determined that it is more likely than not that the net deferred tax assets as of the date of applying fresh-start reporting, August 1, 2007 and March 31, 2009, will not be realized. Consequently, we have a full valuation allowance against such net deferred tax assets as of August 1, 2007 and March 31, 2009. In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $7.0 million after application of the valuation allowance as of March 31, 2009. For the nine months ended March 31, 2009 we recorded a reduction in our deferred tax liability of approximately $2.2 million related to the impairment of our indefinite-lived intangible assets (see Note 6). The decrease in the deferred tax liability resulted in a tax benefit in the same amount reflected in the results of operations for the three and nine months ended March 31, 2009. The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. After adoption of SFAS No. 141(R), “Business Combinations” (see Note 11), future reversals of the valuation allowance recorded as of August 1, 2007 will be recorded as an income tax benefit.
We adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48, in fiscal 2008. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. There was no cumulative effect adjustment recorded as a result of implementing FIN 48 on July 1, 2007. The liability for income taxes associated with uncertain tax positions was approximately $1.5 million and $1.4 million as of March 31, 2009 and June 30, 2008, respectively, and is included in other long-term liabilities. If this amount were not required, we would have a more favorable effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months. Except as discussed below in Note 16 “Commitments and Contingencies”, as of March 31, 2009, all material federal and state income tax matters have been concluded through June 30, 2004 and June 30, 2003, respectively.
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

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

Successor	Mobile	Fixed	Other	Consolidated
Nine months ended March 31, 2009:
Contract services revenues	$68,748	$12,730	$—	$81,478
Patient services revenues		94,219	—	94,219

Total revenues	68,748	106,949	—	175,697

Equipment leases	5,895	2,453	—	8,348
Depreciation and amortization	16,164	16,434	2,594	35,192
Total costs of operations	62,631	94,101	9,056	165,788
Corporate operating expenses	—	—	(17,238)	(17,238)
Equity in earnings of unconsolidated partnerships	435	1,287	—	1,722
Interest expense, net	(789)	(1,300)	(21,142)	(23,231)
Gain on sales of centers	—	—	7,689	7,689
Gain on purchase of floating rate notes	—	—	6,788	6,788
Impairment of intangible assets	(4,600)	—		(4,600)
Income (loss) before income taxes	1,163	12,835	(32,959)	(18,961)

Net change in property and equipment	2,543	(2,589)	2,605	2,559

Successor	Mobile	Fixed	Other	Consolidated
Eight months ended March 31, 2008
Contract services revenues	$63,580	$15,105	$—	$78,685
Patient services revenues	—	99,128	—	99,128

Total revenues	63,580	114,233	—	177,813

Equipment leases	4,172	2,246	—	6,418
Depreciation and amortization	16,943	19,201	3,513	39,657
Total costs of operations	62,311	103,406	8,710	174,427
Corporate operating expenses	—	—	(17,888)	(17,888)
Equity in earnings of unconsolidated partnerships	—	1,163	—	1,163
Interest expense, net	(1,475)	(2,001)	(20,981)	(24,457)
Income (loss) before income taxes	(206)	9,989	(47,579)	(37,796)

Net change in property and equipment	144	2,736	1,932	4,812

Predecessor	Mobile	Fixed	Other	Consolidated
One month ended July 31, 2007:
Contract services revenues	$8,169	$1,882	$—	$10,051
Patient services revenues	—	12,311	—	12,311

Total revenues	8,169	14,193	—	22,362

Cost of services	4,454	9,799	680	14,933
Equipment leases	513	247	—	760
Depreciation and amortization	1,958	2,045	465	4,468
Total costs of operations	6,918	11,920	1,712	20,550
Corporate operating expenses	—	—	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	—	174	—	174
Interest expense, net	(243)	(289)	(2,386)	(2,918)
Income (loss) before reorganization items, net and income taxes	1,008	2,158	(5,776)	(2,610)

Net change in property and equipment	—	—	—	—

Successor	Mobile	Fixed	Other	Consolidated
Three months ended March 31, 2009:
Contract services revenues	$21,951	$3,379	$—	$25,330
Patient services revenues	—	28,162	—	28,162

Total revenues	21,951	31,541	—	53,492

Equipment leases	1,821	811	—	2,632
Depreciation and amortization	5,278	4,997	479	10,754
Total costs of operations	20,138	27,864	2,220	50,222
Corporate operating expenses	—	—	(6,111)	(6,111)
Equity in earnings of unconsolidated partnerships	124	490	—	614
Interest expense, net	(211)	(350)	(6,721)	(7,282)
Gain on sales of centers	—	—	701	701
Impairment of intangible assets	—	—	—	—
Gain on purchase of floating rate notes			5,542	5,542
Income (loss) before income taxes	1,726	3,817	(8,809)	(3,266)

Net change in property and equipment	294	5,643	1,590	7,527

Successor	Mobile	Fixed	Other	Consolidated
Three months ended March 31, 2008
Contract services revenues	$23,482	$5,592	$—	$29,074
Patient services revenues		36,311	—	36,311

Total revenues	23,482	41,903	—	65,385

Equipment leases	1,821	926	(120)	2,627
Depreciation and amortization	6,372	7,566	1,168	15,106
Total costs of operations	23,682	39,807	3,253	66,742
Corporate operating expenses	—	—	(8,461)	(8,461)
Equity in earnings of unconsolidated partnerships	—	485	—	485
Interest expense, net	(456)	(711)	(7,519)	(8,686)
Income (loss) before income taxes	(656)	1,870	(19,233)	(18,019)

Net change in property and equipment	—	265	776	1,041

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS 161 in the current quarter. Since SFAS 161 only requires enhanced disclosures, it had no impact on our condensed consolidated financial statements.
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
We had an interest rate cap contract with notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008. In February 2008, we entered into an interest rate hedging contract with Bank of America, N.A. The contract effectively provides us with an interest rate collar. The notional amount to which the contract applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the contract are secured on a pari passu basis by the same collateral that secures our credit facility, and the contract is cross-defaulted to our credit facility. The contract matures in February 2010, although it may be terminated earlier if Bank of America, N.A. is no longer one of our lenders under the credit facility. We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133. Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss). As of March 31, 2009, the contract had a liability fair value of approximately $2.7 million due to LIBOR falling below the 2.59% floor, which has been recorded in other accrued liabilities.

13. COMPREHENSIVE (LOSS) INCOME
Comprehensive (loss) income consisted of the following components for the nine months ended March 31, 2009, the eight months ended March 31, 2008 (Successor), the one month ended July 31, 2007 (Predecessor), and the three months ended March 31, 2009 and 2008 (Successor), respectively (amounts in thousands) (unaudited):

	Successor		Predecessor	Successor
	Nine	Eight	One	Three	Three
	Months	Months	Month	Months	Months
	Ended	Ended	Ended	Ended	Ended
	March 31,	March 31,	July 31,	March 31,	March 31,
	2009	2008	2007	2009	2008

Net (loss) income	$(17,409)	$(41,414)	$196,326	$(3,406)	$(19,376)
Unrealized (loss) income attributable to change in fair value of interest rate contract	(3,723)	1,317	—	(119)	1,341

Comprehensive (loss) income	$(21,132)	$(40,097)	$196,326	$(3,525)	$(18,035)

14. (LOSS) INCOME PER COMMON SHARE
We report basic and diluted earnings per share, or EPS, for our common stock. Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period. Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options. There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS. Due to the net losses reported for the three and nine months ended March 31, 2009 and the three and eight months ended March 31, 2008 (Successor) and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.
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

Assets and liabilities measured at fair value on a recurring basis consists of an interest rate collar contract. Assets measured on an interim basis consist of other intangible assets (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs	Valuation
	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Interest rate collar — liability position	(2,722)	—	(2,722)	—	(c )
16. COMMITMENTS AND CONTINGENCIES
In the normal course of business we are subject to audit by various taxing authorities. We receive assessments as a result of these audits from time to time. During the period ended March 31, 2009 we received notice of an assessment that asserted that we improperly filed certain tax returns, and owe non-income taxes, interest and penalties related to such returns. Based on our evaluation of the potential liability, we believe under the provisions of SFAS No. 5 “Accounting for Contingencies” that it is probable that we will pay some portion of this assessment. Therefore, we have recorded an accrual for the assessment of approximately $1.0 million, which is reflected in corporate operating expenses. While, we believe this that is the maximum amount we will be liable for, it is possible that the total liability could be higher. However, any amounts due above the amount recorded would not be material.
In addition, we are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering certain potential insurable losses where such coverage is cost-effective. We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.
17. SUBSEQUENT EVENT
In April 2009, we acquired two fixed-site imaging centers in the Boston-metropolitan area of Massachusetts for a purchase price of $8.1 million. One center is exclusively MRI while the other is a multi-modality facility.
18. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Holdings and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the floating rate notes (Note 7). These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” We account for our investment in InSight and its subsidiaries under the equity method of accounting. Dividends from InSight to Holdings are restricted under the agreements governing our material indebtedness. This information is not intended to present the financial position, results of operations or cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
March 31, 2009
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$15,758	$2,224	$—	$17,982
Trade accounts receivables, net	—	—	24,005	1,859	—	25,864
Other current assets	—	—	10,533	183	—	10,716
Intercompany accounts receivable	37,527	294,257	3,167	—	(334,951)	—

Total current assets	37,527	294,257	53,463	4,266	(334,951)	54,562
Property and equipment, net	—	—	77,288	5,619	—	82,907
Cash, restricted	—	—	21,698	—	—	21,698
Investments in partnerships	—	—	6,511	—	—	6,511
Investments in consolidated subsidiaries	(189,316)	(196,104)	5,691	—	379,729	—
Other assets	—	—	224	—	—	224
Other intangible assets, net	—	—	14,019	3,646	—	17,665

	$(151,789)	$98,153	$178,894	$13,531	$44,778	$183,567

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$869	$1,185	$—	$2,054
Accounts payable and other accrued expenses	—	—	31,731	896	—	32,627
Intercompany accounts payable	—	—	331,784	3,167	(334,951)	—

Total current liabilities	—	—	364,384	5,248	(334,951)	34,681
Notes payable and capital lease obligations, less current portion	—	287,469	652	2,592	—	290,713
Other long-term liabilities	—	—	9,962	—	—	9,962
Stockholders’ equity (deficit)	(151,789)	(189,316)	(196,104)	5,691	379,729	(151,789)

	$(151,789)	$98,153	$178,894	$13,531	$44,778	$183,567

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$75,973	$5,505	$—	$81,478
Patient services	—	—	79,724	14,495	—	94,219

Total revenues	—	—	155,697	20,000	—	175,697
Costs of operations	—	—	146,432	19,356	—	165,788
Corporate operating expenses	(55)	—	(17,183)	—	—	(17,238)
Equity in earnings of unconsolidated partnerships	—	—	1,722	—	—	1,722
Interest expense, net	—	—	(22,860)	(371)	—	(23,231)
Gain on sales of centers	—	—	7,689	—	—	7,689
Gain on purchase of notes payable	—	6,788	—	—	—	6,788
Inpairment of intangible assets	—	—	(4,600)	—	—	(4,600)

Income (loss) before income taxes	(55)	6,788	(25,967)	273	—	(18,961)
Benefit for income taxes	—	—	(1,552)	—	—	(1,552)

Income (loss) before equity in income (loss) of consolidated subsidiaries	(55)	6,788	(24,415)	273	—	(17,409)
Equity income (loss) of consolidated subsidiaries	(17,354)	(24,142)	273	—	41,223	—

Net income (loss)	$(17,409)	$(17,354)	$(24,142)	$273	$41,223	$(17,409)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE EIGHT MONTHS ENDED MARCH 31, 2008
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED

Revenues:
Contract services	$—	$—	$72,787	$5,898	$—	$78,685
Patient services	—	—	83,035	16,093	—	99,128

Total revenues	—	—	155,822	21,991	—	177,813
Costs of operations	—	—	151,332	23,095	—	174,427
Corporate operating expenses	—	—	(17,888)	—	—	(17,888)
Equity in earnings of unconsolidated partnerships	—	—	1,163	—	—	1,163
Interest expense, net	—	—	(24,026)	(431)	—	(24,457)

Loss before income taxes	—	—	(36,261)	(1,535)	—	(37,796)
Provision for income taxes	—	—	3,618	—	—	3,618

Loss before equity in loss of consolidated subsidiaries	—	—	(39,879)	(1,535)	—	(41,414)
Equity in loss of consolidated subsidiaries	(41,414)	(41,414)	(1,535)	—	84,363	—

Net loss	$(41,414)	$(41,414)	$(41,414)	$(1,535)	$84,363	$(41,414)

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$24,377	$953	$—	$25,330
Patient services	—	—	24,672	3,490	—	28,162

Total revenues	—	—	49,049	4,443	—	53,492
Costs of operations	—	—	46,723	3,499	—	50,222
Corporate operating expenses	(19)	—	(6,092)	—	—	(6,111)
Equity in earnings of unconsolidated partnerships	—	—	614	—	—	614
Interest expense, net	—	—	(7,191)	(91)	—	(7,282)
Gain on sales of centers	—	—	701	—	—	701
Gain on purchase of notes payable	—	5,542	—	—	—	5,542

Income (loss) before income taxes	(19)	5,542	(9,642)	853	—	(3,266)
Provision for income taxes	—	—	140	—	—	140

Income (loss) before equity in income (loss) of consolidated subsidiaries	(19)	5,542	(9,782)	853	—	(3,406)
Equity in income (loss) of consolidated subsidiaries	(3,387)	(8,929)	853	—	11,463	—

Net income (loss)	$(3,406)	$(3,387)	$(8,929)	$853	$11,463	$(3,406)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$26,817	$2,257	$—	$29,074
Patient services	—	—	30,400	5,911	—	36,311

Total revenues	—	—	57,217	8,168	—	65,385
Costs of operations	—	—	58,229	8,513	—	66,742
Corporate operating expenses	—	—	(8,461)	—	—	(8,461)
Equity in earnings of unconsolidated partnerships	—	—	485	—	—	485
Interest expense, net	—	—	(8,534)	(152)	—	(8,686)

Loss before income taxes	—	—	(17,522)	(497)	—	(18,019)
Provision for income taxes	—	—	1,357	—	—	1,357

Loss before equity in loss of consolidated subsidiaries	—	—	(18,879)	(497)	—	(19,376)
Equity in loss of consolidated subsidiaries	(19,376)	(19,376)	(497)	—	39,249	—

Net loss	$(19,376)	$(19,376)	$(19,376)	$(497)	$39,249	$(19,376)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net loss (income)	$(17,409)	$(17,354)	$(24,142)	$273	$41,223	$(17,409)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	31,786	3,406	—	35,192
Amortization of bond discount	—	—	4,005	—	—	4,005
Share-based compensation	55	—	—	—	—	55
Equity in earnings of unconsolidated partnerships	—	—	(1,722)	—	—	(1,722)
Distributions from unconsolidated partnerships	—	—	2,005	—	—	2,005
Gain on sales of centers	—	—	(4,837)	(2,852)	—	(7,689)
Gain on purchase of notes payable	—	(6,788)	—	—	—	(6,788)
Impairment of intangible assets	—	—	4,600	—	—	4,600
Deferred income taxes	—	—	(2,041)	—	—	(2,041)
Equity in loss (income) of consolidated subsidiaries	17,354	24,142	(273)	—	(41,223)	—
Changes in operating assets and liabilities:	—	—	—	—	—	—
Trade accounts receivables, net	—	—	5,512	2,072	—	7,584
Intercompany receivables, net	—	—	10,223	(10,223)	—	—
Other current assets	—	—	(2,182)	(232)	—	(2,414)
Accounts payable and other accrued expenses	—	—	(3,043)	(2,146)	—	(5,189)

Net cash provided by (used in) operating activities	—	—	19,891	(9,702)	—	10,189

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	10,643	9,077	—	19,720
Additions to property and equipment	—	—	(12,563)	(895)	—	(13,458)
Increase in restricted cash	—	—	(13,626)	—	—	(13,626)
Other	—	—	(2,162)	2,162	—	—

Net cash (used in) provided by investing activities	—	—	(17,708)	10,344	—	(7,364)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(207)	(1,486)	—	(1,693)
Purchase of notes payable	—	—	(4,152)	—	—	(4,152)

Net cash used in financing activities	—	—	(4,359)	(1,486)	—	(5,845)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(2,176)	(844)	—	(3,020)
Cash, beginning of period	—	—	17,934	3,068	—	21,002

Cash, end of period	$—	$—	$15,758	$2,224	$—	$17,982

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE EIGHT MONTHS ENDED MARCH 31, 2008
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net loss	$(41,414)	$(41,414)	$(41,414)	$(1,535)	$84,363	$(41,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cash used for reorganization items	—	—	4,764	—	—	4,764
Depreciation and amortization	—	—	35,617	4,040	—	39,657
Amortization of bond discount	—	—	3,245	—	—	3,245
Equity in earnings of unconsolidated partnerships	—	—	(1,163)	—	—	(1,163)
Distributions from unconsolidated partnerships	—	—	1,985	—	—	1,985
Deferred income taxes	—	—	3,122	—	—	3,122
Equity in loss (income) of consolidated subsidiaries	41,414	41,414	1,535	—	(84,363)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	3,914	879	—	4,793
Intercompany receivables, net	—	—	1,442	(1,442)	—	—
Other current assets	—	—	(1,948)	(64)	—	(2,012)
Accounts payable and other accrued expenses	—	—	(3,529)	130	—	(3,399)

Net cash provided by (used in) operating activities before reorganization items	—	—	7,570	2,008	—	9,578
Cash used for reorganization items	—	—	(4,764)	—	—	(4,764)

Net cash provided by (used in) operating activities	—	—	2,806	2,008	—	4,814

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(4,597)	(215)	—	(4,812)
Other	—	—	1,106	(1,219)	—	(113)

Net cash provided by (used in) investing activities	—	—	(3,491)	(1,434)	—	(4,925)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(1,621)	(1,287)	—	(2,908)

Net cash used in financing activities	—	—	(1,621)	(1,287)	—	(2,908)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(2,306)	(713)	—	(3,019)
Cash, beginning of period	—	—	18,336	3,136	—	21,472

Cash, end of period	$—	$—	$16,030	$2,423	$—	$18,453

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE ONE MONTH ENDED JULY 31, 2007
(Amounts in thousands)
(Predecessor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	3,263	—	—	3,263
Noncash reorganization items	—	(168,248)	(38,777)	—	—	(207,025)
Depreciation and amortization	—	—	3,956	512	—	4,468
Amortization of deferred financing costs	—	—	145	—	—	145
Equity in earnings of unconsolidated partnerships	—	—	(174)	—	—	(174)
Distributions from unconsolidated partnerships	—	—	58	—	—	58
Equity in loss (income) of consolidated subsidiaries	(196,326)	(28,078)	(17)	—	224,421	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	223	287	—	510
Intercompany receivables, net	—	(7,768)	8,208	(440)	—	—
Other current assets	—	—	425	(38)	—	387
Accounts payable and other accrued expenses	—	—	(1,614)	80	—	(1,534)

Net cash (used in) provided by operating activities before reorganization items	—	(7,768)	3,774	418	—	(3,576)
Cash used for reorganization items	—	—	(3,263)	—	—	(3,263)

Net cash (used in) provided by operating activities	—	(7,768)	511	418	—	(6,839)

INVESTING ACTIVITIES:
Other	—	—	171	10	—	181

Net cash provided by investing activities	—	—	171	10	—	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(306)	(164)	—	(470)
Principal payments on credit facility	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of notes payable	—	12,768	—	—	—	12,768

Net cash provided by (used in) financing activities	—	7,768	(306)	(164)	—	7,298

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	376	264	—	640
Cash, beginning of period	—	—	17,960	2,872	—	20,832

Cash, end of period	$—	$—	$18,336	$3,136	$—	$21,472

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are described herein, including the factors described in Part II, Item 1A. “Risk Factors” and the following:
•	our ability to successfully implement our core market strategy;

•	overcapacity and competition in our markets;

•	reductions, limitations and delays in reimbursement by third-party payors;

•	contract renewals and financial stability of customers;

•	changes in the nature of commercial health care insurance arrangements, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and co-payments;

•	conditions within the healthcare environment;

•	the potential for rapid and significant changes in technology and their effect on our operations;

•	operating, legal, governmental (including changes in the federal administration), and regulatory risks;

•	conditions within the capital markets, including liquidity and interest rates; and

•	economic (including financial and employment markets), political and competitive forces affecting our business, and the country’s economic condition as a whole.
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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states with a substantial presence in California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 61% of our total revenues from MRI services during the nine months ended March 31, 2009, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.
As of March 31, 2009, our network consists of 61 fixed-site centers and 114 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine; instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance. We have two reportable segments: mobile operations and fixed operations. Our 61 fixed-site centers include three parked mobile facilities, each of which serves a single customer. These parked mobile facilities are included in our mobile operations. Of our 114 mobile facilities, three mobile facilities are included as part of our fixed operations in Maine.
The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies. Even though our industry is experiencing growth, our Adjusted EBITDA declined approximately 4.9% for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. However, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 our Adjusted EBITDA increased by 47.7%. See our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection entitled “Financial Condition, Liquidity and Capital Resources” below. This increase in Adjusted EBITDA, as compared to the prior year period, was the first increase in Adjusted EBITDA in nineteen quarters. Nevertheless, we do have a negative historical trend of declining Adjusted EBITDA as compared to prior year periods, which may continue and may be exacerbated by negative effects of the recession and the reimbursement reductions discussed in the subsection entitled “Reimbursement” below.
We have implemented the following steps in an attempt to reverse the negative trend in Adjusted EBITDA:
Leadership Changes. During our fourth quarter of fiscal 2008, we appointed Louis E. “Kip” Hallman, III, our President and Chief Executive Officer, and Bernard O’Rourke our Executive Vice President and Chief Operating Officer. Previously, these executives served in various executive positions with us. At the time of their appointment, Messrs. Hallman and O’Rourke had 11 years and nine years, respectively, of executive healthcare experience. During the second quarter of fiscal 2009, we appointed Steven M. King our Executive Vice President — Sales and Marketing, and Keith S. Kelson our Executive Vice President and Chief Financial Officer. At the time of their appointments, Mr. King had over 20 years of healthcare sales and marketing experience, and Mr. Kelson had over 10 years of senior financial leadership experience.
Core Market Strategy. We are implementing a strategy based on core markets. We believe that such a strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy. A core market will be based on many factors, including, without limitation, demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area, regulatory restrictions, such as certificates of need, and potential for alignment with radiologists, hospitals or payors. We expect that this strategy will result in us exiting some markets while increasing our presence in others or establishing new markets, which may be accomplished through business or asset sales, swaps, purchases, closures and the development of new fixed-site centers and mobile routes. In implementing our core market strategy, we have taken the following actions:
•	Between April 2008 and March 2009, we sold 14 fixed-site centers (12 in California, one in Illinois and one in Tennessee), and equity interests in four joint ventures that operated six fixed-site centers (four in New York, one in Ohio and one in California). In addition, in July 2008, we closed a fixed-site center in California.

•	In October 2008, we purchased two fixed-site centers in Arizona.

•	In April 2009, we acquired two fixed-site centers in Massachusetts for $8.1 million in cash.

•	We are currently engaged, at various stages, in a number of transactions, for the sale of certain underperforming assets and assets in non-core markets.

•	We are currently engaged, at various stages, in a number of transactions, for the purchase of certain businesses in core markets or potential core markets.

We expect to utilize proceeds from such sale transactions to acquire businesses, acquire assets, upgrade imaging equipment or purchase portions of the floating rate notes. There can be no assurance that we can complete sales and/or purchases of assets on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the assets we sell.
Initiatives: We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives. Revenue enhancement initiatives will focus on (1) our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance. Cost reduction initiatives will focus on (1) streamlining our organizational structure including enhancing and leveraging our technology to create greater efficiencies, and (2) leveraging relationships with strategic vendors. While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. Additional cost reduction initiatives have been identified and we expect to generate incremental savings in future periods including a reduction in our operating costs of approximately $1.0 million per quarter that we expect will be fully implemented by the end of calendar year 2009 as compared to the quarter ended March 31, 2009. These costs savings will be derived primarily from improved vendor cost management and suspension of our 401(k) matching contributions.
In February 2009, we entered into a seven-year agreement with Perot Systems Corporation to provide enhanced revenue cycle services and implementation of upgraded technology and IT services, which will provide new technology to manage InSight’s back-office billing and accounts receivable collections functions. As a result of this agreement we will terminate certain employees and transition certain other employees to Perot Systems Corporation. We expect to implement the revenue cycle services during the first half of our fiscal year 2010 and the new upgraded technology and IT services during the second half of our fiscal year 2010. We estimate start-up costs of this initiative to be approximately $3.5 million (including approximately $3.0 million capital expenditures), of which approximately $1.1 million was incurred during the quarter ended March 31, 2009. We expect to experience significant operating cost savings and improved collection rates as a result of this initiative
Reorganization
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
This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2009, we had total indebtedness of approximately $308.8 million in aggregate principal amount, including InSight’s $303.5 million of senior secured floating rate notes due 2011, or floating rate notes. We believe that our cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.
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
Mobile Operations: Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers. Our mobile operations primarily generate contract services revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, which we refer to as our wholesale operations. With respect to our wholesale operations we do not bear direct risk of collections from third-party payors or patients. Revenues from our mobile operations have been and will continue to be driven by the growth in the diagnostic imaging industry and are dependent on our ability to:
•	establish new mobile customers within our core markets;

•	structure efficient mobile routes that maximize equipment utilization and reduce vehicle operations costs;

•	timely collect payments from our mobile customers some of which face financial liquidity and stability concerns; and

•	renew existing contracts with our mobile customers.
Negative Trends
Our operations have been and will continue to be adversely affected by the following negative trends:
•	overcapacity in the diagnostic imaging industry;

•	reductions in reimbursement from certain third-party payors including Medicare;

•	reductions in compensation paid by our mobile customers;

•	shifting of health care costs from private insurers and employers to patients, who may elect to delay or forego medical procedures;

•	lower revenues due to our aging equipment in both of our operating segments;

•	competition from other mobile and fixed-site providers;

•	competition from equipment manufacturers;

•	loss of revenues from former referral sources that invested in their own diagnostic imaging equipment; and

•	loss of revenues from former mobile customers that invested in their own diagnostic imaging equipment.
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
Under the final rule for OPPS effective January 1, 2009, CMS established five imaging composite APCs which had the effect of providing a single APC payment when two or more imaging procedures using the same imaging modality are provided in a single session. The new imaging composite APCs include, but are not limited to, ultrasound, CT and MRI. As a result, the total reimbursement received by hospitals for certain outpatient radiological services has been decreased. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing mobile customers and attract new ones. Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.
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
MIPPA also requires, among other things, that beginning January 1, 2012, any entity that performs diagnostic imaging services and wishes to receive a Medicare facility fee for the performance of those services will be required to have received accreditation from a national accrediting agency approved by Medicare. Medicare has not yet developed a list of approved accreditation organizations.
The Final Medicare Physician Fee Schedule, effective January 1, 2009, contains new rules that require mobile entities that “furnish” diagnostic imaging services to Medicare beneficiaries to enroll as independent diagnostic testing facilities with Medicare regardless of whether they furnish services in a mobile unit or at a fixed-base location. In addition, these new rules require certain mobile entities that provide services to non-hospital providers to commence billing the Medicare program directly. If, due to these new rules, we are required to modify our contracts with certain non-hospital providers, and certain of these providers cancel their contracts in lieu of modifying such contracts, such cancellations may adversely effect our financial condition and results of operations.

President Obama and the 111th Congress have significant proposals affecting the healthcare industry. We are closely monitoring these proposals, but we are unable to predict whether any of their proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any legislation or regulation would have on our financial condition and results of operations.
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
Revenues
We earn revenues by providing services to patients, hospitals and other healthcare providers. Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, collectively, payors, patient services revenues also include balances due from patients, which are primarily collected at the time the procedure is performed. We refer to our patient services revenues as our retail operations. With respect to our retail operations we bear the direct risk of collections from third-party payors and patients. Our charge for a procedure is comprised of charges for both the technical and professional components of the service. Patient services or retail revenues, are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.
Our current billing system does not generate contractual adjustments. Contractual adjustments are manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. Contractual adjustments are written-off against their corresponding asset account at the time a payment is received from a payor; with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.
We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection; however, in the past we had arrangements with certain radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate. With respect to these arrangements, the professional component was included in our revenues, and our payments to the radiologists are included in costs of services. As of March 31, 2009, we no longer had these types of arrangement.
Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed. Most third-party payors require preauthorization before an MRI, PET or PET/CT procedure is performed on a patient.
We refer to our revenues from hospitals, physician groups and other healthcare providers as contract services revenues or our wholesale operations. Contract services or wholesale revenues are primarily generated from fee-for-service arrangements, fixed-fee contracts and management fees billed to the hospital, physician group or other healthcare provider. Contract services revenues are generally billed to our customers on a monthly basis. Contract services revenues are recognized over the applicable contract period. Revenues collected in advance are recorded as unearned revenue. Revenues are affected by the timing of holidays, patient and referring physician vacation schedules and inclement weather.
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
The following illustrates our payor mix based on revenues for the nine months ended March 31, 2009 and 2008:

	Nine Months Ended
	March 31,
	2009	2008
	(Successor)	(Combined)
Percentage of Total Revenues
Hospitals, physician groups and other healthcare providers (1)	48%	45%
Managed care and insurance	37%	39%
Medicare	10%	11%
Medicaid	2%	2%
Workers’ compensation	2%	2%
Other, including self-pay patients	1%	1%

(1)	We have one healthcare provider that accounted for approximately 8.0% of our total revenues during the nine months ended March 31, 2009; however subsequent to March 31, 2009, we closed a fixed-site center related to this healthcare provider. As a result revenues from this healthcare provider will decline in the future. No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

The aging of our gross and net trade accounts receivables as of March 31, 2009 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total
			(unaudited)

Hospitals, physician groups and other healthcare providers	$9,360	$3,791	$655	$168	$593	$14,567
Managed care and insurance	13,043	4,191	1,894	823	4,625	24,576
Medicare/Medicaid	3,840	846	469	263	883	6,301
Workers’ compensation	885	525	431	209	607	2,657
Other, including self-pay patients	102	52	(12)	43	145	330

Trade accounts receivables	27,230	9,405	3,437	1,506	6,853	48,431

Less: Allowances for professional fees	(3,062)	(933)	(451)	(211)	(959)	(5,616)
Allowances for contractual adjustments	(8,076)	(2,335)	(1,157)	(41)	(160)	(11,769)
Allowances for doubtful accounts	(5)	(3)	(209)	(858)	(4,107)	(5,182)

Trade accounts receivables, net	$16,087	$6,134	$1,620	$396	$1,627	$25,864

Percentage of total trade accounts receivable, net	62%	24%	6%	2%	6%	100%
As of March 31, 2009, our days sales outstanding, or DSO’s, for trade accounts receivables on a net basis was 43 days as compared to 48 days at June 30, 2008. We believe that this decrease in DSO’s is primarily a result of lower denial rates and improved collections times due to increased use of billing applications and improved collection practices.
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

Results of Operations
Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, or SOP 90-7. The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements on or after August 1, 2007 are not comparable to our condensed consolidated financial statements prior to that date. The adoption of fresh-start reporting primarily affects depreciation and amortization and interest expense in the consolidated statements of operations. The accompanying consolidated statements of operations for the nine months ended March 31, 2008 combine the results of operations for the eight months ended March 31, 2008 (Successor) and the one month ended July 31, 2007 (Predecessor). We then compare the combined results of operations with the corresponding period in the current year.
Presentation of the combined results of operations for fiscal 2008 does not comply with accounting principles generally accepted in the United States; however, we believe the combined results of operations for the nine months ended March 31, 2008 provide management and investors with a more meaningful perspective of our financial performance and operating trends than if we did not combine the results of operations of Predecessor and Successor in this manner. Similarly, we combine the financial results of Predecessor and Successor when discussing sources and uses of cash for the nine months ended March 31, 2008.
The following table sets forth the results of operations for the three and nine months ended March 31, 2009 and 2008. The combined results for the nine months ended March 31, 2008 have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and may not be indicative of future operating results (amounts in thousands):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Successor)	(Combined)	(Successor)	(Successor)
	(unaudited)		(unaudited)
REVENUES:
Contract services	$81,478	$88,736	$25,330	$29,074
Patient services	94,219	111,439	28,162	36,311

Total revenues	175,697	200,175	53,492	65,385

COSTS OF OPERATIONS:
Costs of services	118,937	138,956	35,861	47,025
Provision for doubtful accounts	3,311	4,718	975	1,984
Equipment leases	8,348	7,178	2,632	2,627
Depreciation and amortization	35,192	44,125	10,754	15,106

Total costs of operations	165,788	194,977	50,222	66,742

CORPORATE OPERATING EXPENSES	(17,238)	(19,566)	(6,111)	(8,461)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,722	1,337	614	485

INTEREST EXPENSE, net	(23,231)	(27,375)	(7,282)	(8,686)

GAIN ON SALES OF CENTERS	7,689	—	701	—

GAIN ON PURCHASE OF NOTES PAYABLE	6,788	—	5,542	—

IMPAIRMENT OF INTANGIBLE ASSETS	(4,600)	—	—	—

Loss before reorganization items and income taxes	(18,961)	(40,406)	(3,266)	(18,019)

REORGANIZATION ITEMS, net	—	198,998	—	—

(Loss) income before income taxes	(18,961)	158,592	(3,266)	(18,019)

(BENEFIT) PROVISION FOR INCOME TAXES	(1,552)	3,680	140	1,357

Net (loss) income	$(17,409)	$154,912	$(3,406)	$(19,376)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Successor)	(Combined)	(Successor)
	(unaudited)		(unaudited)
REVENUES:	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	67.7	69.4	67.0	72.0
Provision for doubtful accounts	1.9	2.4	1.8	3.0
Equipment leases	4.8	3.6	4.9	4.0
Depreciation and amortization	20.0	22.0	20.1	23.1

Total costs of operations	94.4	97.4	93.8	102.1

CORPORATE OPERATING EXPENSES	(9.8)	(9.8)	(11.4)	(12.9)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.0	0.7	1.1	0.7

INTEREST EXPENSE, net	(13.2)	(13.7)	(13.6)	(13.3)

GAIN ON SALES OF CENTERS	4.4	—	1.3

GAIN ON PURCHASE OF NOTES PAYABLE	3.9	—	10.4

IMPAIRMENT OF INTANGIBLE ASSETS	(2.6)	—	—	—

Loss before reorganization items and income taxes	(10.8)	(20.2)	(6.1)	(25.5)

REORGANIZATION ITEMS, net	—	99.4	—	—

(Loss) income before income taxes	(10.8)	79.2	(6.1)	(25.5)

(BENEFIT) PROVISION FOR INCOME TAXES	(0.9)	1.8	0.3	2.0

Net (loss) income	(9.9)%	77.4%	(6.4)%	(27.5)%

Nine months Ended March 31, 2009 and 2008
The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Nine months ended
	March 31,
	2009		2008		Amount	Percent
	(Successor)		(Combined)		Variance	Variance
	(unaudited)

Revenues
Fixed operations	$106,949	(1)	$128,426	(2)	$(21,477)	-17%
Mobile operations	68,748		71,749		(3,001)	-4%

Total	$175,697		$200,175		$(24,478)	-12%

Costs of Operations
Fixed operations	$94,101	(3)	$115,326	(4)	$(21,225)	-18%
Mobile operations	62,631		69,229		(6,598)	-10%
Other	9,056		10,422		(1,366)	-13%

Total	$165,788		$194,977		$(29,189)	-15%

(1)	Includes $10,681 of revenues attributable to fixed-site centers that we disposed or acquired during the period from July 1, 2008 to March 31, 2009.

(2)	Includes $30,161 of revenues attributable to fixed-site centers that we disposed or acquired during the period from July 1, 2008 to March 31, 2009.

(3)	Includes $12,198 of costs attributable to fixed-site centers that we disposed or acquired during the period from July 1, 2008 to March 31, 2009.

(4)	Includes $33,753 of costs attributable to fixed-site centers that we disposed or acquired during the period from July 1, 2008 to March 31, 2009.
Revenues: The decrease in revenues for the nine months ended March 31, 2009 as compared to the same period in the prior year was primarily due to the dispositions of our fixed-site centers (approximately $19.5 million). Net of our fixed-site acquisitions and dispositions, revenues decreased approximately $5.0 million which was comprised of decreased revenues in both our fixed and mobile operations. Revenues from our existing fixed-site centers, which are primarily attributed to our patient services (retail) business decreased by approximately $2.0 million or 2.0% partially due to a decline in procedural volumes and lower fees per scan, which we attribute to the negative trends discussed above. The decrease was also partially due to a radiologist services contract change during the quarter ended March 31, 2009, which requires us to record the professional services fees as an offset to revenue instead of as an expense (approximately $0.4 million).
Revenues from our mobile operations which consist primarily of contract services or wholesale business, decreased approximately $3.0 million or 4.2% for the nine months ended March 31, 2009 as compared to the same period in the prior year, primarily due to reductions in reimbursement from our mobile customers for all modalities and a decline in the number of customers served. The reductions in reimbursement are the result of significant competition from other mobile providers and the increased age of our mobile facilities.
We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the recession, including higher unemployment and fewer individuals with healthcare insurance.
Costs of services: As a percentage of revenues, costs of services decreased approximately 1.7% to 67.7% for the nine months ended March 31, 2009 as compared to 69.4% for the same period in the prior year. The decrease is attributable primarily to the disposition of our fixed-site centers, which had costs of services as a percentage of revenue of 83.8%. Additionally we experienced lower costs at our mobile operations (approximately $4.1 million) partially offset by an increase in costs at our existing fixed-site centers (approximately $0.4 million).

As a percentage of revenues costs of services at our fixed-site centers decreased 1.1% to 67.3% for the nine months ended March 31, 2009 from 68.4% for the same period in the prior year. The decrease is a result of the disposition of fixed-site centers. Net of acquisitions and dispositions, costs of services as a percentage of revenues increased 1.8% to 65.1% for the nine months ended March 31, 2009 from 63.3% for the same period in the prior year. The increase in costs of services at our existing fixed-site centers was due primarily to (i) increases in certain operating expenses including service supplies, marketing, consulting and billing fees (approximately $1.2 million) and (ii) higher contractual and equipment maintenance costs (approximately $0.8 million). The increases were partially offset by (i) reduced compensation related expenses ($0.5 million); (ii) a decrease in professional services fees as discussed above (approximately $0.4 million); and (iii) a decrease in the current year period due to a reserve recorded in the prior year period with respect to an unconsolidated joint venture (approximately $0.4 million).
As a percentage of revenues our mobile operations costs of services decreased 3.4% to 58.8% from 62.2% for the nine months ended March 31, 2009 and 2008, respectively. The decrease in costs of services for our mobile segment was a result of our cost control initiatives that have resulted in decreased costs including (i) a decrease of approximately $2.9 million in salaries, benefits and bonuses; (ii) a decrease of approximately $0.7 million in our mobile fleet related costs; and (iii) a decrease of approximately $0.4 million in taxes and licenses, related primarily to property taxes.
Provision for doubtful accounts: The provision for doubtful accounts decreased by $1.4 million during the nine months ended March 31, 2009 as compared to the same period in the prior year. Net of the affects of the centers acquired, closed or sold, our provisions for doubtful accounts decreased $0.8 million to $3.0 million for the nine months ended March 31, 2009 as compared to $3.8 million in the same period in the prior year. This decrease is primarily attributable to our mobile operations as a result of lower write-offs in our contract services, or wholesale business.
Equipment leases: Equipment leases increased approximately $1.2 million for the nine months ended March 31, 2009 as compared the same period in the prior year. Equipment leases, net of acquisitions and dispositions, increased $1.5 million to $8.0 million for the nine months ended March 31, 2009 from $6.5 for the nine months ended March 31, 2008. The increase is attributable primarily to our mobile operations as a result of our acquiring newer equipment through leases.
Depreciation and amortization: Depreciation and amortization expense decreased approximately $8.9 million for the nine months ended March 31, 2009 to $35.2 million from $44.1 million for the nine months ended March 31, 2008. Net of acquisitions and dispositions, depreciation and amortization has decreased over $4.6 million, for the nine months ended March 31, 2009 as compared to the same period in the prior year. The decrease can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment on our books this period than the prior year period.
Corporate Operating Expenses: Corporate operating expenses decreased year over year approximately $2.3 million to $17.2 million for the nine months ended March 31, 2009 from $19.6 million for nine months ended March 31, 2008. During the nine months ended March 31, 2008, we incurred significant costs related to litigation (approximately $2.2 million), and these costs did not recur in the current year period. In addition our salaries and benefits expenses decreased period over period by approximately $0.9 million. These decreases in our corporate operating expenses were offset by $1.3 million of non-recurring charges relating to a contingent non-income tax liability, which we are disputing, and severance costs.
Interest Expense, net: Interest expense, net decreased approximately $4.2 million from approximately $27.4 million for the nine months ended March 31, 2008, to approximately $23.2 million for the nine months ended March 31, 2009. The decrease was due primarily to lower interest rates on the floating rate notes (approximately $4.9 million) partially offset by increased amortization of the bond discount (approximately $0.7 million).
Gain on Sales of Centers: For the nine months ended March 31, 2009, we sold five fixed-site centers in California, one fixed-site center in Illinois and one fixed-site center in Tennessee and our equity interest in three joint ventures in New York and California that operated five fixed-site centers. We received approximately $19.7 million, net of cash sold, from the sales and recorded a gain of approximately $7.7 million.
Gain on Purchase of Notes Payable: For the nine months ended March 31, 2009, we purchased $11.5 million in principal amount of our floating rate notes for approximately $4.1 million. We realized a gain of approximately $6.8 million, after the write-off of unamortized discount of approximately $0.6 million.
Impairment of Intangible Assets: We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December, 31, 2008. Based on our annual analysis of the fair value of our indefinite-lived intangible assets, we concluded that our trademark and our certificates of need related to our mobile reporting unit were impaired as of December 31, 2008. This impairment occurred primarily due to an increase in the discount rate used to value our indefinite-lived intangible assets as a result of overall increases in discount rates for the diagnostic imaging industry during the six months ended December 31, 2008. As a result, we recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our certificates of need ($2.4 million).
Loss before Reorganization Items, net and Income Taxes: Loss before reorganization items, net and income taxes decreased 53.1% from approximately $40.4 million for the nine months ended March 31, 2008, to approximately $18.9 million for the nine months ended March 31, 2009. An analysis of the change in loss before reorganization items, net and income taxes between the nine months ended March 31, 2009 and 2008 is as follows (amounts in thousands)(unaudited):

Consolidated
Loss before reorganization items, net and income taxes —
Nine Months ended March 31, 2008	$(40,406)
Decrease in existing centers and facilities revenues	(4,999)
Decrease in existing centers and facilities costs of services	3,714
Increase in existing centers and facilities equipment leases	(1,533)
Decrease in existing centers and facilities depreciation and amortization	4,635
Decrease in existing centers and facilities provision for doubtful accounts	819
Decrease in existing centers and facilities interest expense, net	3,618
Impact of centers sold, closed or acquired	2,602
Impairment of intangible assets	(4,602)
Decrease in corporate operating expenses	2,328
Increase in equity in earnings of unconsolidated partnerships	386
Gain on sales of centers	7,689
Gain on purchase of notes payable	6,788

Loss before reorganization items, net and income taxes —
Nine Months ended March 31, 2009	$(18,961)

Reorganization Items, net: During the one month ended July 31, 2007, Predecessor recorded net gains of approximately $199.0 million for items in accordance with SOP 90-7 related to Holdings’ and InSight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.
Benefit for Income Taxes: For the nine months ended March 31, 2009, we had a benefit for income taxes of approximately $1.6 million as compared to a provision for income taxes of approximately $3.7 million for the nine months ended March 31, 2008. The benefit for income taxes is related to a decrease in our deferred tax liability of approximately $2.2 million due to the second quarter impairment of our indefinite-live intangible assets as discussed, offset partially by a provision primarily related to state income taxes. The provision for income taxes for the nine months ended March 31, 2008 is primarily related to estimated state income taxes.

Three months Ended March 31, 2009 and 2008
The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Three months ended
	March 31,
	2009		2008		Amount	Percent
	(Successor)		(Combined)		Variance	Variance
	(unaudited)

Revenues
Fixed operations	$31,541	(1)	$41,903	(2)	$(10,362)	-25%
Mobile operations	21,951		23,482		(1,531)	-7%

Total	$53,492		$65,385		$(11,893)	-18%

Costs of Operations
Fixed operations	$27,864	(3)	$39,807	(4)	$(11,943)	-30%
Mobile operations	20,138		23,682		(3,544)	-15%
Other	2,220		3,253		(1,033)	-32%

Total	$50,222		$66,742		$(16,520)	-25%

(1)	Includes $831 of revenues attributable to fixed-site centers that we disposed or acquired during the period from January 1, 2009 to March 31, 2009.

(2)	Includes $9,359 of revenues attributable to fixed-site centers that we disposed or acquired during the period from January 1, 2009 to March 31, 2009.

(3)	Includes $1,046 of costs attributable to fixed-site centers that we disposed or acquired during the period from January 1, 2009 to March 31, 2009.

(4)	Includes $11,471 of costs attributable to fixed-site centers that we disposed or acquired during the period from January 1, 2009 to March 31, 2009.
Revenues: The decrease in revenues for the three months ended March 31, 2009 as compared to the same period in the prior year was primarily due to dispositions of our fixed-site centers (approximately $8.5 million). Net of acquisitions and dispositions, revenues decreased approximately $3.4 million.
Revenues from our fixed-site centers, net of acquisitions and dispositions, which are primarily attributed to our patient services revenues or our retail business decreased approximately $1.8 million or 5.6% partially due to a decline in procedural volumes and lower fees per scan, which we attribute primarily to the negative trends discussed above, Additionally, we had a radiologist services contract change during the quarter ended March 31, 2009 which requires us to record the professional services fees as an offset to revenue instead of as an expense (approximately $0.4 million).
Revenues from our mobile operations for the three months ended March 31, 2009, which consist primarily of contract services or wholesale business, decreased by approximately $1.5 million from the same period in the prior year primarily due to reductions in reimbursement from our mobile customers for all modalities, as well as a decline in the number of customer served. The reductions in reimbursement are the result of significant competition from other mobile providers and the increased age of our mobile facilities.
We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the recession, including higher unemployment and fewer individuals with healthcare insurance.
Costs of services: As a percentage of revenues, costs of services decreased 4.9% for the three months ended March 31, 2009 as compared to the same period in the prior year. The decrease is primarily attributable to the dispositions of fixed-site centers, net of offsetting acquisitions, which had costs of services as a percentage of revenues of 89.6%. Net of acquisitions and dispositions, costs of services decreased 2.3%. This decrease is attributable to lower costs in our fixed and mobile operations as well as our billing and other operations due to our cost savings initiatives.

As a percentage of revenues costs of services at our fixed-site centers decreased 4.8% to 67.0% for the three months ended March 31, 2009 from 71.8% for the same period in the prior year. The decrease is a result primarily of the disposition of fixed-site centers. Net of acquisitions and dispositions, costs of services as a percentage of revenues decreased 0.2% to 66.3% for the three months ended March 31, 2009 from 66.5% for the same period in the prior year primarily due to (i) a decrease in compensation related expenses (approximately $0.5 million); (ii) a decrease in professional services fees as discussed above (approximately $0.4 million); and (iii) a decrease in the current year period due to a reserve recorded in the prior year period with respect to an unconsolidated joint venture (approximately $0.4 million). We also experienced decreases in costs for rent, vehicle operations, insurance, taxes & licenses, billing fees and other (approximately $0.3 million). All of these cost reductions were partially offset by increased costs of contractual maintenance of our medical equipment (approximately $0.2 million) and increased costs of service supplies (approximately $0.2 million).
As a percentage of revenues our costs of services in our mobile operations decreased approximately 4.3% for the three months ended March 31, 2009 as compared to the same quarter in the prior year. The decrease was a result of our cost control initiatives including (i) a decrease of approximately $1.0 million in compensation related expenses, (ii) a decrease of approximately $0.6 million in our fleet related costs; and (iii) a decrease in taxes, licenses, and insurance expenses (approximately $0.2 million).
Provision for doubtful accounts: The provision for doubtful accounts decreased by approximately $1.0 million for the three months ended March 31, 2009 as compared to the same period in the prior year. The provision for doubtful accounts decreased by $0.8 million, net of acquisitions and dispositions, to approximately $0.9 million for the three months ended March 31, 2009 as compared to $1.7 million in the same period in the prior year. This decrease is partly due to lower write-offs of our mobile revenues (approximately $0.7 million) and fixed-site revenues (approximately $0.1 million).
Equipment leases: Our equipment lease expense was consistent for the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008. Net of acquisitions and dispositions, our equipment lease expense increased slightly, by approximately $0.2 million, to approximately $2.6 million for the three months ended March 31, 2009 from approximately $2.4 million for the same period in the prior year, primarily in our mobile operations as a result of our acquiring newer equipment under lease.
Depreciation and amortization: For the three months ended March 31, 2009 depreciation and amortization expense decreased approximately $4.4 million. Net of acquisitions and dispositions, depreciation and amortization decreased approximately $2.0 million primarily attributable to the age of our equipment resulting in more fully depreciated equipment on our books this period than the prior year period.
Corporate Operating Expenses: Corporate operating expenses decreased approximately $2.4 million to $6.1 million for the three months ended March 31, 2009 from $8.5 million for the three months ended March 31, 2008. During the three months ended March 31, 2008, we incurred significant costs related to litigation (approximately $2.2 million), and these costs did not recur in the current quarter. In addition, our salaries and benefits expenses decreased for the quarter ended March 31, 2009 as compared to the same period in the prior year by approximately $0.8 million. These savings were offset by $1.3 million of non-recurring charges relating to a contingent non-income tax liability, which we are disputing, and severance costs.
Interest Expense, net: Interest expense, net decreased approximately $1.4 million from approximately $8.7 million for the three months ended March 31, 2008, to approximately $7.3 million for the three months ended March 31, 2009. The decrease was due primarily to lower interest rates on the floating rate notes (approximately $1.5 million), partially offset by increased amortization of the bond discount (approximately $0.1 million).
Gain on Sales of Centers: For the three months ended March 31, 2009, we sold two fixed-site centers in California. We received approximately $1.6 million from the sales and recorded a gain of approximately $0.7 million.
Gain on Purchase of Notes Payable: During the quarter ended March 31, 2009, we purchased $9.0 million in principal amount of our floating rate notes for approximately $3.0 million. We realized a gain of approximately $5.5 million, after the write-off of unamortized discount of approximately $0.5 million.
Loss before Income Taxes: Loss before income taxes decreased approximately 82.4% from approximately $18.0 million for the three months ended March 31, 2008, to approximately $3.3 million for the three months ended March 31, 2009. An analysis of the change in loss before income taxes between the three months ended March 31, 2009 and 2008 is as follows (amounts in thousands)(unaudited):

Consolidated
Loss before income taxes —
Three Months ended March 31, 2008	$(18,019)
Decrease in existing centers and facilities revenues	(3,365)
Decrease in existing centers and facilities costs of services	3,515
Increase in existing centers and facilities equipment leases	(169)
Decrease in existing centers and facilities depreciation and amortization	1,968
Decrease in existing centers and facilities interest expense, net	1,223
Decrease in existing centers and facilities provision for doubtful accounts	785
Impact of centers sold or closed	2,073
Decrease in corporate operating expenses	2,350
Increase in equity in earnings of unconsolidated partnerships	130
Gain on sales of centers	701
Gain on purchase of notes payable	$5,542

Loss before income taxes —
Three Months ended March 31, 2009	$(3,266)

Benefit for Income Taxes: For the three months ended March 31, 2009, we recorded a provision for income taxes of approximately $0.1 million as compared to a provision for income taxes of approximately $1.4 million for the three months ended March 31, 2008. The provision for income taxes for the three months ended March 31, 2008 is primarily related to estimated state income taxes.
Financial Condition, Liquidity and Capital Resources
We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases. We expect to fund future working capital and capital project requirements from cash on hand, occasional sales of fixed-site centers and mobile facilities, net cash provided by operating activities, and our credit facility. To the extent available, we will also use capital and operating leases, but the current conditions in the capital markets and our high level of leverage, have limited our ability to obtain attractive lease financing. Due to the sales and closures of certain fixed-site centers and the negative trends we have experienced with our existing fixed-site and mobile facilities, we have experienced declines in our operating cash flow. If our operating cash flow continues to decline, it will result in:
•	a reduction in our borrowing base, and therefore a decline in the amounts available under our credit facility;

•	difficulty funding our capital projects; and

•	more stringent financing from equipment manufacturers and other financing resources.
Liquidity: The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2009, we had total indebtedness of approximately $308.8 million in aggregate principal amount, including $303.5 million of floating rate notes. We believe that cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.
During recent years, our financial performance has deteriorated. We reported net losses of approximately $17.4 million, $169.2 million, $99.0 million and $210.2 million for nine months ended March 31, 2009, the eleven months ended June 30, 2008 and the years ended June 30, 2007 and 2006, respectively. We have implemented steps to improve our financial performance, including leadership changes, a core market strategy and various initiatives in response to this deterioration. We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives. Revenue enhancement initiatives will focus on (1) our sales and marketing efforts to maintain or improve procedural volume and contractual rates, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance. Cost reduction initiatives will focus on (1) streamlining our organizational structure including enhancing and leveraging our technology to create greater efficiencies, and (2) leveraging relationships with strategic vendors. While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.
Our short-term liquidity needs relate primarily to:
•	interest payments relating to the floating rate notes and credit facility;

•	capital projects;

•	working capital requirements;

•	potential acquisitions; and

•	potential purchases of portions of the floating rate notes.
Our long-term liquidity needs relate primarily to the maturity of the floating rate notes in November 2011.
As mentioned above, we may from time to time, in one or more open market or privately negotiated transactions, purchase a portion of our outstanding floating rate notes. Any such purchases shall be in accordance with the terms of agreements governing our material indebtedness. In September 2008, we purchased $2.5 million in principal amount of floating rate notes for approximately $1.1 million. We realized a gain of approximately $1.2 million, after the write-off of unamortized discount of approximately $0.2 million. During the quarter ended March 31, 2009 we purchased an additional $9.0 million of the floating rate notes and realized a gain of approximately $5.5 million, after the write-off of unamortized discount of approximately $0.5 million.
Cash, cash equivalents and restricted cash as of March 31, 2009 were approximately $39.7 million (including approximately $21.7 million, that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes). Our primary source of liquidity is cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:
•	the procedural volume of patients at our fixed-site centers;

•	the reimbursement we receive for our services;

•	the demand for our mobile services;

•	our ability to control expenses;

•	our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients; and

•	our ability to implement steps to improve our financial performance.
A summary of cash flows is as follows (amounts in thousands) (unaudited):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Successor)	(Combined)	(Successor)

Net cash provided by operating activities	$10,189	$(2,025)	$1,082	$(4,388)
Net cash used in investing activities	(7,364)	(4,744)	(1,197)	(1,067)
Net cash (used in) provided by financing activities	(5,845)	4,390	(3,496)	(587)

Decrease in cash and cash equivalents	$(3,020)	$(2,379)	$(3,611)	$(6,042)

Net cash provided by operating activities primarily resulted from Adjusted EBITDA (see reconciliation below) of approximately $29.6 million, less approximately $20.4 million in interest paid, approximately $0.3 of income taxes paid and by various changes in our balance sheet accounts, primarily deferred income taxes and net distributions from our unconsolidated partnerships.
Net cash used in investing activities resulted primarily from our net purchases or upgrades of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities and the related construction costs (approximately $13.5 million), and an increase in restricted cash (approximately $13.6 million) offset by proceeds from the sale of centers, net of cash sold, of approximately $19.7 million. The increase in restricted cash was due primarily to the $19.7 million of net disposition proceeds offset by the reinvestment of restricted cash in capital expenditures and the purchase of the floating rate notes.
Net cash used in financing activities resulted from the purchase of floating rate notes (approximately $4.2 million) and principal payments on notes payable and capital lease obligations (approximately $1.7 million).
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

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
	(Successor)	(Combined)	(Successor)

Net cash provided by operating activities	$10,189	$(2,025)	$1,082	$(4,388)
Cash used for reorganization items	—	8,027	—	304
Provision for income taxes	(1,552)	3,680	140	1,357
Interest expense, net	23,231	27,375	7,282	8,686
Amortization of bond discount	(4,005)	(3,245)	(1,358)	(1,244)
Share-based payments	(55)	—	(18)	—
Amortization of deferred financing costs	—	(145)	—	—
Equity in earnings of unconsolidated partnerships	1,722	1,337	614	485
Distributions from unconsolidated partnerships	(2,005)	(2,043)	(568)	(781)
Net change in operating assets and liabilities	19	1,255	1,429	2,525
Net change in deferred income taxes	2,041	(3,122)	(76)	(1,171)

Adjusted EBITDA	$29,585	$31,094	$8,527	$5,773

Adjusted EBITDA decreased approximately 4.9% for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008. This decrease was primarily a result of our dispositions (approximately $2.2 million). Net of acquisitions and disposition Adjusted EBITDA increased approximately $0.7 million. This increase is primarily due to an increase in Adjusted EBITDA from our mobile operations of (approximately $1.3 million) and a decrease in our corporate operating expenses (approximately $2.3 million). This increase was partially offset by lower Adjusted EBITDA from our existing fixed-site centers (approximately $2.9 million).
Adjusted EBITDA from our fixed operations decreased approximately 14.3% from approximately $35.7 million for the nine months ended March 31, 2008, to approximately $30.6 million for the nine months ended March 31, 2009. This decrease was due primarily to the elimination of Adjusted EBITDA at the centers we sold or closed during fiscal 2009 and 2008 (approximately $2.2 million). Net of acquisitions and dispositions Adjusted EBITDA at our existing fixed-site centers decreased approximately $2.9 million. The reduction in Adjusted EBITDA at our existing fixed-site centers is due primarily to the decrease in revenues discussed above without a corresponding decrease in costs.
Adjusted EBITDA from our mobile operations increased approximately 6.0% from approximately $21.4 million for the nine months ended March 31, 2008, to approximately $22.7 million for the nine months ended March 31, 2009. This increase was due to the reduction in costs discussed above, partially offset by the reduction in revenues discussed above.
Adjusted EBITDA increased approximately 47.7% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. Net of acquisitions and dispositions, adjusted EBITDA increased approximately $3.2 million. This increase was due primarily to (i) an increase in our Adjusted EBITDA from mobile operations of (approximately $1.0 million) and (ii) decreases in corporate operating expenses (approximately $2.4 million) and billing and other operations (approximately $0.3 million) partially offset by reductions in Adjusted EBITDA from our existing fixed operations (approximately $0.5 million).

Adjusted EBITDA from our fixed operations decreased approximately 9.0% from approximately $10.1 million for the three months ended March 31, 2008, to approximately $9.2 million for the three months ended March 31, 2009. Net of acquisitions and dispositions (approximately $0.5 million), adjusted EBITDA for our fixed operations decreased approximately $0.5 million. The reduction in Adjusted EBITDA at our existing fixed-site centers is due primarily to the decrease in revenues as discussed above without a corresponding decrease in costs.
Adjusted EBITDA from our mobile operations increased approximately 16.9% from approximately $6.2 million for the three months ended March 31, 2008, to approximately $7.2 million for the three months ended March 31, 2009. This increase was due to the reduction in costs discussed above, offset partially by the reduction in revenues discussed above.
Capital Projects: As of March 31, 2009, we had committed to capital projects of approximately $19.0 million through June 2009, including $8.1 million for the acquisition of two fixed-site centers in Massachusetts that we completed in April 2009. We expect to use either internally generated funds, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance these capital projects. We also will attempt to use capital and operating leases on cost-effective terms, however, the current credit market conditions are not favorable. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.
Floating Rate Notes and Credit Facility: As of March 31, 2009, we had outstanding, through InSight, $303.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at three-month LIBOR plus 5.25% per annum, payable quarterly. As of March 31, 2009, the weighted average interest rate on the floating rate notes was 6.42%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount of the floating rate notes plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of March 31, 2009 was approximately $100.2 million.
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
Through certain of InSight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent. As of March 31, 2009, we had approximately $11.8 million of availability under the credit facility, based on our borrowing base. At March 31, 2009, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $1.9 million outstanding under the credit facility.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We adopted the provisions of SFAS 161 in the current quarter. Since SFAS 161 only requires enhanced disclosures, it had no impact on our condensed consolidated financial statements.
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
We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2008. Our evaluation of the carrying value of intangible assets consists of comparing the fair value of the assets with their corresponding carrying value. The fair value of intangible assets is determined primarily using an income approach (see Note 15 of the notes to condensed consolidated financial statements). Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets, we concluded that impairments had occurred and during the quarter ended December 31, 2008, we recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our certificates of need ($2.4 million). This impairment charge primarily resulted from an increase in the discount rate used to value our indefinite-lived intangible assets as a result of overall increases in discount rates for the diagnostic imaging industry during the six months ended December 31, 2009.
In addition we evaluate our indefinite-lived intangible assets each reporting period to determine if there has been any change that would no longer justify an indefinite life of the related intangible asset.
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
Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility. As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the quarter ended March 31, 2009, as compared to prior periods. At March 31, 2009, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate collar contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 37% of our total indebtedness as of March 31, 2009. We do not engage in activities using complex or highly leveraged instruments.
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
We have an interest rate hedging agreement with Bank of America, N.A. The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement are secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our revolving lenders. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133. Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). As of March 31, 2009, due to the significant decrease in LIBOR the contract had a liability fair value of approximately $2.7 million.
Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of March 31, 2009, a 1% increase or decrease in interest rates on our $303.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $3.0 million. This calculation does not consider the effects of the interest rate hedge agreement discussed above. A one percent increase or decrease in interest rates would not effect the amount we pay under our interest rate hedging agreement, since we are currently below the floor and would remain below the floor. The weighted average interest rate on the floating debt as of March 31, 2009 was 6.42%.
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
ITEM 4. CONTROLS AND PROCEDURES
We carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (pursuant to Rule 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR INDEBTEDNESS
Our substantial indebtedness could adversely affect our financial condition.
We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2009, we had total indebtedness of approximately $308.8 million in aggregate principal amount. In addition, subject to the restrictions contained in the indenture governing the floating rate notes and in our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:
•	making it more difficult for us to satisfy our obligations with respect to the floating rate notes and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital projects, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	placing us at a competitive disadvantage compared to our competitors that have stronger capital structures, more flexibility in operating their businesses and greater access to capital; and

•	increasing our cost of borrowing.
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
Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. Under the terms of the indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. We believe that as of September 15, 2008, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock. Because of the low trading price of our common stock, $0.28, as of March 31, 2009, a person or group may be able to acquire 35% or more of Holdings’ common stock for a relatively small amount of money. We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required purchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.
If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.
Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of March 31, 2009 of approximately $74.1 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value of our assets may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of March 31, 2009 of approximately $17.7 million. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.
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
An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates. At March 31, 2009, approximately 98% of our indebtedness was variable rate indebtedness. We have an interest rate collar contract for a term of two years, with a notional amount of $190 million with a LIBOR cap of 3.25% and a LIBOR floor of 2.59%. As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 37% as of March 31, 2009. Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes. Moreover, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.
RISKS RELATING TO OUR BUSINESS
Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.
For the nine months ended March 31, 2009, we derived approximately 54% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide. Moreover, our healthcare provider customers, which provided approximately 46% of our revenues during the nine months ended March 31, 2009, generally rely on reimbursement from third-party payors. To the extent our healthcare provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us as they would seek to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. We expect that any further changes to the rates or methods of reimbursement for our services, whether directly through billings to third-party payors or indirectly through our healthcare provider customers, will result in a further decline in our revenues and adversely affect our financial condition and results of operations. See our discussion regarding reimbursement changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.
Negative trends could continue to adversely affect our financial condition and results of operations.
As a result of the various factors that affect our industry generally and our business specifically, we have experienced significant declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”). Our Adjusted EBITDA declined approximately 4.9% for the nine months ended March 31, 2009 as compared to the nine months ended March 31, 2008 and approximately 33.1% for the year ended June 30, 2008 as compared to the year ended June 30, 2007. However, for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 our Adjusted EBITDA increased by 47.7%. This increase in Adjusted EBITDA, as compared to the prior year period, was the first increase in Adjusted EBITDA in nineteen quarters. Nevertheless, we do have a negative historical trend of declining Adjusted EBITDA as compared to prior year periods, which may continue and may be exacerbated by negative effects of the recession and the reimbursement reductions discussed in the subsection entitled “Reimbursement” above.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.
Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year. To the extent we do not renew a customer contract it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller, with lower procedural volumes. In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment. Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment. As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms. This would adversely affect our financial condition and results of operations. Although the non-renewal of a single customer contract would not have a material impact on our revenues, non-renewal of several contracts on favorable terms, or at all, could have a significant negative impact on our financial condition and results of operations.
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
We have attempted to implement, and will continue to develop and implement, various revenue enhancement and cost reduction initiatives. Revenue enhancement initiatives will focus on (1) improvements in our sales and marketing efforts, (2) technology enhancements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and (3) improvements in our revenue cycle management with increased focus on collections at point of service for patients with commercial insurance. Cost reduction initiatives will focus on (1) streamlining our organizational structure including leveraging and enhancing our technology to create greater efficiencies, and (2) leveraging relationships with strategic vendors. While we have experienced some improvements through our cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, and reimbursement reductions and the effects of the country’s recession, including higher unemployment. The adequacy and ultimate success of our initiatives to enhance revenues and reduce costs cannot be assured.
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
We are directly or indirectly through our customers subject to extensive regulation by both the federal government and the states in which we conduct our business, including:
•	the federal False Claims Act;

•	the federal Medicare and Medicaid Anti-kickback Law, and state anti-kickback prohibitions;

•	the federal Civil Money Penalty law;

•	the Health Insurance Portability and Accountability Act of 1996 and other state and federal legislation dealing with patient privacy;

•	the federal physician self-referral prohibition commonly known as the Stark Law and the state law equivalents of the Stark Law;

•	state laws that prohibit the practice of medicine by non-physicians, and prohibit fee-splitting arrangements involving physicians;

•	Food and Drug Administration requirements;

•	state licensing and certification requirements, including certificates of need; and

•	federal and state laws governing the diagnostic imaging equipment used in our business concerning patient safety, equipment operating specifications and radiation exposure levels.
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
Date: May 15, 2009

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