Form 10-K
period 2009-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2009-09-22
CIK 1145238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☑     No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or informative statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2008 (based on the price at which the common stock was last sold on the Over-The-Counter Bulletin Board on the last business day of the registrant’s most recent completed second fiscal quarter) was $118,336.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of the Registrant’s common stock as of September 18, 2009 was 8,644,444.

INSIGHT HEALTH SERVICES HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

OVERVIEW

All references to “we,” “us,” “our,” “our company” or the “Company” in this annual report on Form 10-K, or Form 10-K, mean InSight Health Services Holdings Corp., a Delaware corporation incorporated in 2001, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” in this Form 10-K mean InSight Health Services Holdings Corp. by itself. All references to “InSight” in this Form 10-K mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. All references to “fiscal 2009” mean our fiscal year ended June 30, 2009.

We are a provider of diagnostic imaging services through a network of fixed-site centers and mobile facilities. Our services are noninvasive procedures that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states including the following targeted regional markets: California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 69% of our total revenues from MRI services during fiscal 2009, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of June 30, 2009, our network consists of 61 fixed-site centers and 112 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine; instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance.

We have two reportable segments: mobile operations and fixed operations. Generally, our fixed operations consist of fixed-site centers that primarily generate patient services revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, which we refer to as our retail operations. With respect to our retail operations we bear the direct risk of collections from third-party payors and patients. Our mobile operations consist of mobile facilities, which provide services to hospitals, physician groups and other healthcare providers. Our mobile operations primarily generate contract services revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, which we refer to as our wholesale operations. With respect to our wholesale operations we do not bear direct risk of collections from third-party payors or patients. Our 61 fixed-site centers include three parked mobile facilities, each of which serves a single customer. These parked mobile facilities are included in our mobile operations. Of our 112 mobile facilities, three mobile facilities are included as part of our fixed operations in Maine because they primarily generate retail revenues similar to our other fixed site centers.

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

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2009, we had total indebtedness of approximately $298.2 million in aggregate principal amount, including InSight’s $293.5 million of senior secured floating rate notes due 2011, or floating rate notes. We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.

Segments

Fixed Operations.  Our fixed-site centers provide a full range of diagnostic imaging services to patients, physicians, insurance payors and managed care organizations. Of our 61 fixed-site centers, 31 offer MRI services. Our remaining 30 fixed-site centers are multi-modality sites typically offering MRI and one or more of CT, PET/CT, x-ray, mammography, ultrasound, nuclear medicine, bone densitometry and nuclear cardiology. Diagnostic services are provided to a patient upon referral by a physician. Physicians refer patients to our fixed-site centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations. Our fixed-site centers provide the equipment and technologists for the procedures, contract with radiologists to interpret the procedures, and bill payors directly. Our fixed-site centers primarily generate patient services revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, which we refer to as our retail operations. With respect to our retail operations we bear the direct risk of collections from third-party payors and patients. We have contracts with managed care organizations for our fixed-site centers, which often last for a period of multiple years because (1) they do not have specific terms or specific termination dates or (2) they contain annual “evergreen” provisions that provide for the contract to automatically renew unless either party terminates the contract. In addition to our independent facilities, we enter into joint ventures with hospitals and radiology groups. Our joint ventures allow us to charge a management and billing fee for supporting their day-to-day operations.

Mobile Operations.  Hospitals, physician groups and other healthcare providers can access our diagnostic imaging technology through our network of 112 mobile facilities. Our mobile operations primarily generate contract services revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, which we refer to as our wholesale operations. With respect to our wholesale operations we do not bear direct risk of collections from third-party payors or patients. We currently have contracts with more than 200 hospitals, physician groups and other healthcare providers. We enable hospitals, physician groups and other healthcare providers to benefit from our imaging equipment without investing their own capital directly. Interpretation services are generally provided by the hospital’s radiologists or physician groups and not by us.

After reviewing the needs of our customers, route patterns, travel times, fuel costs and equipment utilization, our field managers implement planning and route management to maximize the utilization of our mobile facilities while controlling the costs to transport the mobile facilities from one location to another. Our mobile facilities are scheduled for as little as one-half day and up to seven days per week at any particular site. We generally enter into one to five year-term contracts with our mobile customers under which they assume responsibility for billing and collections. Our mobile customers directly pay us a contracted amount for our services, regardless of whether they are reimbursed.

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

Additional Information.  Financial information concerning our two segments is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 19 of our consolidated financial statements, all of which are incorporated herein by reference.

DIAGNOSTIC IMAGING TECHNOLOGY

Our diagnostic imaging systems consist of MRI systems, PET/CT systems, PET systems, CT systems, ultrasound systems, x-ray, analog and digital mammography, radiography/fluoroscopy systems and bone densitometry. Each of these types of imaging systems (other than analog mammography) represents the marriage of computer technology and various medical imaging modalities. The following highlights our primary imaging systems:

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

STRATEGY

We have pursued a strategy based on core markets. We believe this strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy. A core market is based on many factors, including, without limitation, demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area, regulatory restrictions, such as certificates of need, and potential for alignment with radiologists, hospitals or payors. This strategy has resulted in us exiting some markets while increasing our presence in others or establishing new markets through acquisitions and dispositions. In implementing our core market strategy, we have taken the following actions:

•	During the fiscal year ended June 30, 2008, we closed three fixed-site centers and sold seven fixed-site centers in California and our majority ownership interest in a joint venture that operated a fixed-site center in Ohio.

•	During fiscal 2009, we sold eight fixed-site centers (six in California, one in Illinois and one in Tennessee), and equity interests in three joint ventures that operated five fixed-site centers (four in New York and one in California). In addition, we closed three fixed-site centers (two in California and one in Arizona) during fiscal 2009.

•	During fiscal 2009, we acquired two fixed-site centers in Massachusetts and two fixed-site centers in Arizona.

•	In July 2009, we sold two fixed-site centers in Pennsylvania.

As a result of implementing our core market strategy, we have reduced our cost of services as a percentage of revenues from 69.2% for the year ended June 30, 2008 to 67.1% for fiscal 2009. The decrease is primarily due to disposing of low margin fixed site centers, which had an average cost of services as a percentage of revenues of approximately 75%. Additionally, while revenues have been adversely affected due to the negative trends discussed below, our Adjusted EBITDA remained relatively consistent with the prior year. See our discussion regarding results of operations, our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We are continuously evaluating opportunities for the acquisition and disposition of certain businesses. There can be no assurance that we can complete sales and/or purchases of these businesses on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the businesses we sell.

BUSINESS DEVELOPMENT

Our objective is to be a leading provider of diagnostic imaging services in our core markets. Our efforts are focused on two components.

First, we strive to maximize utilization of our existing facilities by:

•	broadening our physician referral base and generating new sources of revenues through selective marketing activities;

•	focusing our marketing efforts on attracting additional managed care customers;

•	emphasizing quality of care and convenience to our customers; and

•	expanding current imaging applications of existing modalities to increase overall procedure volume.

Second, we continuously refine our core market strategy by:

•	seeking to develop new fixed-site centers, mobile routes, and joint ventures with hospitals or radiologists and making disciplined acquisitions where attractive returns on investment can be achieved and sustained; and

•	seeking opportunities to exit underperforming businesses or businesses in non-core markets and redeploying such capital to achieve more attractive returns.

Generally, these activities are aimed at increasing revenues and gross profit, maximizing utilization of existing capacity and increasing economies of scale. Incremental gross profit resulting from such activities will vary depending on geographic area, whether facilities are mobile or fixed, the range of services provided and the strength of our joint venture partners. We believe that our core market strategy is a key factor to improve our operating results.

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

When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim, as well as the government’s attorneys’ fees. Liability arises when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government or submits a false claim with reckless disregard for, or in deliberate ignorance of, its truth or falsity. Simple negligence should not give rise to liability. Examples of the other actions which may lead to liability under the False Claims Act:

•	Failure to comply with the many technical billing requirements applicable to our Medicare and Medicaid business.

•	Failure to comply with Medicare requirements concerning the circumstances in which a hospital, rather than we, must bill Medicare for diagnostic imaging services we provide to outpatients treated by the hospital.

•	Failure of our hospital customers to accurately identify and report our reimbursable and allowable services to Medicare.

•	Failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal healthcare program, or the prohibition against employing or contracting with any person or entity excluded from any federal healthcare program.

•	Failure to comply with the Medicare physician supervision requirements for the services we provide, or the Medicare documentation requirements concerning physician supervision.

•	The past conduct of the businesses we have acquired.

In addition, recent changes to the federal False Claims Act have increased the compliance risks faced by healthcare providers furnishing Medicare and Medicaid services. These changes were enacted through the passage of the Fraud Enforcement Recovery Act of 2009. According to the changes to the False Claims Act, there will be a false claim any time a person knowingly retains a government overpayment, acts in deliberate ignorance of a government overpayment, or acts in reckless disregard of a government overpayment. Because Medicare and Medicaid overpayments can be predicated on a wide array of conduct, there is increased risk that we may incur substantial legal fees and other costs related to investigating any possible government overpayments, and making the appropriate repayment to the government.

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

We believe that our operations materially comply with the CMP law and the healthcare fraud and false statements statutes. These prohibitions, however, are broadly worded and there is limited authority interpreting their parameters. Therefore, we can give no assurance that the government will not pursue a claim against us based on these statutes. Such a claim would divert the attention of management and could result in substantial penalties, which could adversely affect our financial condition and results of operations.

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

FDA:  The Food and Drug Administration, or FDA, has issued the requisite premarket approval for all of our MRI, PET, PET/CT and CT systems. We do not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated; however, under FDA regulations related to the Mammography Quality Standards Act of 1992, all mammography facilities must have a certificate issued by the FDA. In order to obtain a certificate, a mammography facility is required to be accredited by an FDA approved accrediting body (a private, non-profit organization or state agency) or other entity designated by the FDA. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards including annual inspection.

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

Independent Diagnostic Treatment Facilities:  CMS has established a category of Medicare provider referred to as Independent Diagnostic Treatment Facilities, or IDTFs. Imaging centers have the option to participate in the Medicare program as either IDTFs or medical groups. Most of our fixed-site centers are IDTFs, which must comply with certain certification standards. In addition, the Medicare Improvements for Patients and Providers Act of 2008 requires imaging centers to be accredited by 2012. Although we expect our IDTFs to meet these certification and accreditation standards, increased oversight by CMS could adversely affect our financial condition and results of operations.

Certificates of Need:  Some states require hospitals and certain other healthcare facilities and providers to obtain a certificate of need, or CON, or similar regulatory approval prior to establishing certain healthcare operations or services, incurring certain capital projects and/or the acquisition of major medical equipment including MRI, PET and PET/CT systems. We believe that we have complied or will comply with applicable requirements in those states where we operate. Nevertheless, this is an area of continuing legislative activity, and statutes and regulations may be modified in the future in a manner that could adversely affect our financial condition and results of operations.

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

SALES AND MARKETING

We engage in sales and marketing activities to obtain new sources of revenues, expand business relationships, grow revenues at existing facilities, and maintain present business alliances and contractual relationships. Sales and marketing activities for our fixed operations include educating physicians on new applications and uses of the technology and customer service programs. In addition, we seek to leverage our core market concentration to continue to develop contractual relationships with managed care payors to increase patient volume. Sales and marketing activities for our mobile business include direct marketing to hospitals and developing leads through current customers, equipment manufacturers, and other vendors. In addition, marketing activities for our mobile operations include contacting referring physicians associated with hospital customers and educating physicians.

COMPETITION

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with hospitals, physician groups and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Healthcare Services, Inc., Radnet, Inc., Diagnostic Health Corporation, MedQuest, Inc., Shared Imaging and Otter Tail Corporation doing business as DMS Imaging. Some of our direct competitors may have access to greater financial resources than we do.

Certain hospitals, particularly the larger or more financially stable hospitals, have and may be expected to directly acquire and operate imaging equipment on-site as part of their overall inpatient servicing capability. Historically, smaller hospitals have been reluctant to purchase imaging equipment, but some have chosen to do so with attractive financing offered by equipment manufacturers. Some physician practices have also established diagnostic imaging centers or purchased imaging equipment for their own offices, and we anticipate that others will as well. In addition, attractive financing from equipment manufacturers, as well as attractive gross margins, have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment. Although reimbursement reductions and reduced access to credit may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment.

CUSTOMERS AND CONTRACTS

Our revenues are primarily generated from patient services and contract services. Our fixed-site centers primarily generate patient services revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, which we refer to as our retail operations. With respect to our retail operations we bear the direct risk of collections from third-party payors and patients. Contract services revenues are generally earned from services billed to a hospital, physician group or other healthcare provider, which include fee-for-service arrangements in which revenues are based upon a contractual rate per procedure and fixed fee contracts, which we refer to as our wholesale operations. With respect to our wholesale operations we do not bear direct risk of collections from third- party payors or patients. Contract services revenues are primarily earned through mobile facilities pursuant to contracts with a term from one to five years. A significant number of our mobile contracts will expire each year. We expect that some high volume customer accounts will elect not to renew their contracts and instead will purchase or lease their own diagnostic imaging equipment and some customers may choose an alternative services provider.

During fiscal 2009, approximately 54% of our revenues were generated from patient services and approximately 46% were generated from contract services.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

As of June 30, 2009, we owned or leased 220 diagnostic imaging systems, with the following classifications: 3.0 Tesla MRI, 1.5 Tesla MRI, 1.0 Tesla MRI, Open MRI, PET, PET/CT, CT and other technology. Magnetic field strength is the measurement of the magnet used inside an MRI system. If the magnetic field strength is increased the image quality of scans is improved and the time required to complete scans is decreased. Magnetic field strength on our MRI systems currently ranges from 0.2 to 3.0 Tesla. Of our 162 conventional MRI systems, two have a magnetic field strength of 3.0 Tesla, while 140 have a magnetic field strength of 1.5 Tesla, which is the industry standard magnetic strength for conventional fixed and mobile MRI systems. Other than ultra-high field MRI systems and 256-slice CT systems, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.

We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to any overcapacity in the marketplace. We improve our equipment through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment in response to market demands.

Several large companies presently manufacture MRI (including Open MRI), PET/CT, CT and other diagnostic imaging equipment, including General Electric Healthcare, Hitachi Medical Systems, Siemens Medical Systems, Toshiba American Medical Systems and Phillips Medical Systems. We have acquired MRI and CT systems that were manufactured by each of the foregoing companies. We have acquired PET or PET/CT systems that were manufactured by General Electric Healthcare and Siemens Medical Systems. We enter into individual purchase orders for each system that we acquire, and we do not have long-term purchase arrangements with any equipment manufacturer. We maintain good working relationships with many of the major manufacturers to better ensure adequate supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific imaging facility to be established.

INFORMATION SYSTEMS

Our internal information technology systems allow us to manage our operations, accounting and finance, human resources, payroll, document imaging, and data warehousing. Our primary operating system is the InSight Radiology Information System, or IRIS, our proprietary information system. IRIS provides front-office support for scheduling and administration of imaging procedures and back office support for billing and collections. Additional functionality includes workflow, transcription, and image management. We have recently purchased new billing system software to substantially replace the billing and collection component of IRIS and we expect to implement the new software in early calendar year 2010. We use picture archiving and communication systems, or PACS, at certain of our fixed-site centers for the digital management of diagnostic images.

COMPLIANCE PROGRAM

We have voluntarily implemented a program to monitor compliance with federal and state laws and regulations applicable to healthcare organizations. We have appointed a compliance officer who is charged with implementing and supervising our compliance program, which includes a code of ethical conduct for our employees and a process for reporting regulatory or ethical concerns to our compliance officer, including a toll-free telephone hotline. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the HHS. An important part of our compliance program consists of conducting periodic reviews of various aspects of our operations. Our compliance program also contemplates mandatory education programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

EMPLOYEES

As of August 31, 2009, we had approximately 1,110 full-time and 450 part-part time employees. None of our employees is covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

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

In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered. If any of these risks actually occurs, our financial condition and results of operations could be adversely affected.

RISKS RELATING TO OUR INDEBTEDNESS

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2009, we had total indebtedness of approximately $298.2 million in aggregate principal amount. In addition, subject to the restrictions contained in the indenture governing the floating rate notes and in our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to sell certain of our assets, restructure or refinance all or a portion of our debt on or before maturity, including, but not limited to, the floating rate notes, or sell. The floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.

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

Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. Under the terms of the indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. We believe that as of September 15, 2009, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock. Because of the low trading price of our common stock, $0.05, as of June 30, 2009, a person or group may be able to acquire 35% or more of Holdings’ common stock for a relatively small amount of money. We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required purchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of June 30, 2009 of approximately $69.8 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value of our assets may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of June 30, 2009 of approximately $24.9 million. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

Our ability to obtain necessary capital is affected by conditions in the financial markets and economic conditions generally. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the financial markets and economic conditions generally. If we are unable to obtain sufficient capital at commercially reasonable rates, we may be unable to fund certain capital projects or refinance our existing indebtedness, including the floating rate notes or (ii) fund certain capital projects, which may erode our competitive positions in various markets.

Increases in interest rates could adversely affect our financial condition and results of operations.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates. At June 30, 2009, approximately 98% of our indebtedness was variable rate indebtedness. We have an interest rate collar contract that expires in February 2010, with a notional amount of $190 million with a LIBOR cap of 3.25% and a LIBOR floor of 2.59%. As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 35% as of June 30, 2009. We have also entered into an agreement that caps $190 million of our variable rate exposure to a maximum LIBOR margin of 3% between February 1, 2010 and January 31, 2011. Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes. Moreover, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For fiscal 2009, we derived approximately 54% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide. Moreover, our healthcare provider customers, which provided approximately 46% of our revenues during fiscal 2009, generally rely on reimbursement from third-party payors. To the extent our healthcare provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us as they would seek to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. We expect that any further changes to the rates or methods of reimbursement for our services, whether directly through billings to third-party payors or indirectly through our healthcare provider customers, will result in a further decline in our revenues and adversely affect our financial condition and results of operations. See our discussion regarding reimbursement changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.

Negative trends could continue to adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”). Our Adjusted EBITDA for fiscal 2009, declined approximately 1.2% as compared to our Adjusted EBITDA for the year ended June 30, 2008. Our Adjusted EBITDA declined approximately 33.1% for the year ended June 30, 2008 as compared to the year ended June 30, 2007. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the recession and the reimbursement reductions discussed in the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year. To the extent we do not renew a customer contract it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller, with lower procedural volumes. Recent competitive pressures have resulted in a lower than normal success rate in replacing lost revenues. In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment. Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment. As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms. This would adversely affect our financial condition and results of operations.

We have experienced, and will continue to experience, competition from hospitals, physician groups and other diagnostic imaging companies and this competition could adversely affect our financial condition and results of operations.

The healthcare industry in general and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with hospitals, physician groups and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We have encountered and we will continue to encounter competition from hospitals and physician groups that purchase their own diagnostic imaging equipment. Some of our direct competitors may have access to greater financial resources than we do. If we are unable to successfully compete, our customer base would decline and our financial condition and results of operations would be adversely affected.

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

We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives. Revenue enhancement initiatives will focus on our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, and our InSight Imaging Solutions initiative. Revenue cycle management initiatives have and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Perot Systems Corporation. Cost reduction initiatives have and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. The adequacy and ultimate success of our initiatives cannot be assured.

Consolidation in the imaging industry could adversely affect our financial condition and results of operations.

We compete with several national and regional providers of diagnostic imaging services, as well as local providers. As a result of the reimbursement reductions by Medicare and other third-party payors, some of these competitors may consolidate their operations in order to obtain certain cost structure advantages and improve equipment utilization. Certain of our competitors have certain advantages over us including larger financial and business resources, economies of scale, breadth of service offerings, and favored relationships with equipment vendors, hospital systems, leading radiologists and third-party payors. We may be forced to exit certain markets, reduce our prices or provide state-of-the-art equipment in order to retain and attract customers. These pressures could adversely affect our financial condition and results of operations.

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

Our corporate headquarters, including our information technology center, and a material number of our fixed-site centers are located in California, which has a high risk for natural disasters, including earthquakes and wildfires. Depending upon its severity, a natural disaster could severely damage our facilities or our information technology system, interrupt our business or prevent potential patients from traveling to our centers, each of which would adversely affect our financial condition and results of operations. We currently do not maintain a secondary disaster recovery facility for our information technology system. In addition, while we presently carry earthquake and business interruption insurance in amounts we believe are appropriate in light of the risks, the amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. We may discontinue some or all of this insurance coverage on some or all of our centers in the future if the cost of premiums exceeds the value of the coverage discounted for the risk of loss. If we experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged centers as well as the anticipated future cash flows from those centers.

To the extent severe weather patterns affect the regions in which we operate (e.g., hurricanes and snow storms), potential patients may find it difficult to travel to our centers and we may have difficulty moving our mobile facilities along their scheduled routes. As a result, we would experience a decrease in procedural volume during that period. Accordingly, harsh weather conditions could adversely impact our financial condition and results of operations.

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

All of the states in which we operate require that technologists who operate our CT, PET/CT and PET systems be licensed or certified. Also, each of our fixed-site centers must continue to meet various requirements in order to receive payments from Medicare. In addition, our mobile facilities are currently accredited by The Joint Commission, formerly the Joint Commission on Accreditation of Healthcare Organizations, an independent, non-profit organization that accredits various types of healthcare providers, such as hospitals, nursing homes, outpatient ambulatory care centers and diagnostic imaging providers. If we were to lose such accreditation for our mobile facilities, it could adversely affect our mobile operations because some of our mobile customer contracts require accreditation by The Joint Commission and one of our primary competitors has such accreditation.

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

Healthcare laws and regulations may change significantly in the future. We continuously monitor these developments and modify our operations from time to time as the regulatory environment changes. However, we may not be able to adapt our operations to address new regulations, which could adversely affect our financial condition and results of operations. In addition, although we believe that we are operating in compliance with applicable federal and state laws, neither our current or anticipated business operations nor the operations of our contracted radiology groups have been the subject of judicial or regulatory interpretation. A review of our business by courts or regulatory authorities may result in a determination that could adversely affect or restrict our operations.

President Obama and the 111th Congress have made significant proposals affecting the healthcare industry. We are unable to predict whether any of their proposals will be implemented or in what form, whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any legislation or regulation would have on our business. We do believe, however, that the federal government will likely have greater involvement in the healthcare industry than in prior years, and such greater involvement may adversely affect our financial condition and results of operations. See our discussion regarding certain potential changes in “Management’s Discussion and Analysis and Results of Operation — Reimbursement”.

RISKS RELATED TO RELATIONSHIPS WITH STOCKHOLDERS, AFFILIATES AND RELATED PARTIES

A small number of stockholders may control a significant portion of Holdings’ common stock.

A significant portion of Holdings’ outstanding common stock is held by a small number of holders. We believe that as of September 18, 2009, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock. As a result, these stockholders will have significant voting power with respect to the ability to:

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

As of September 15, 2009, we lease approximately 42,000 square feet of office space for our corporate headquarters at 26250 Enterprise Court, Lake Forest, California 92630; however, in April, 2010, this lease will be reduced to approximately 30,000 square feet. The lease for this location expires in 2013.

As of September 15, 2009, in addition to our corporate headquarters we leased approximately 59 facilities or offices and owned one facility. A substantial majority of these facilities and offices were in the following states: California, Arizona, Texas, Maine and Virginia.

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

Holdings’ common stock is listed on the Over-The-Counter Bulletin Board, or the OTCBB, under the symbol “ISGT”. As of September 15, 2009, there were six record holders of Holdings’ common stock and we believe approximately 350 beneficial holders of Holdings’ common stock. Holdings’ has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future. The agreements governing our material indebtedness contain restrictions on Holdings’ ability to pay dividends on its common stock.

The following table sets forth the high and low prices as reported by the OTCBB for Holdings’ common stock for the quarters indicated. Holdings’ common stock began trading on the OTCBB on August 3, 2007. The prices represent quotations between dealers without adjustment for mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2009		2008
	Low	High	Low	High

First Quarter	$0.08	$0.63	$4.00	$12.50
Second Quarter	0.01	0.20	3.00	9.00
Third Quarter	0.02	0.55	0.75	3.25
Fourth Quarter	0.03	0.28	0.25	1.01

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented as of, and for the year ended, June 30, 2009, the eleven months ended June 30, 2008, the one month ended July 31, 2008, and the years ended June 30, 2007, 2006 and 2005 has been derived from our audited consolidated financial statements. The information in the following table should be read together with our audited consolidated financial statements and related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

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

	Successor		Predecessor
	Year	Eleven Months	One Month
	Ended	Ended	Ended
	June 30,	June 30,	July 31,	Years Ended June 30,
	2009	2008	2007	2007	2006	2005
	(Amounts in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$229,250	$242,585	$22,362	$286,914	$306,298	$316,873
Costs of operations	216,212	237,031	20,550	261,426	271,272	268,157
Interest expense, net	30,164	32,480	2,918	52,780	50,754	44,860
Net (loss) income(1)(2)(3)	(19,754)	(169,185)	196,326	(99,041)	(210,218)	(27,217)
Net (loss) income per common share:
Basic	$(2.29)	$(19.57)	$227.23	$(114.63)	$(243.31)	$(31.50)
Diluted	(2.29)	(19.57)	227.23	(114.63)	(243.31)	(31.50)

	June 30,		June 30,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA:
Working capital	$17,475	$28,207	$24,567	$34,550	$36,068
Property and equipment, net	79,837	113,684	144,823	181,026	209,461
Goodwill and other intangible assets	24,878	24,370	95,084	125,936	314,989
Total assets	176,124	217,691	323,051	408,204	624,523
Total long-term liabilities	292,299	312,915	517,200	504,360	512,608
Stockholders’ (deficit) equity	(153,922)	(130,712)	(241,432)	(141,893)	67,724

(1)	No cash dividends have been paid on Holdings’ common stock for the periods indicated above.

(2)	Includes impairment charges related to our other intangible assets of approximately $4.6 million for fiscal 2009, goodwill and other intangible assets of approximately $119.8 million for the eleven months ended June 30, 2008, goodwill of approximately $29.6 million for the year ended June 30, 2007, and goodwill and other intangible assets of approximately $190.8 million for the year ended June 30, 2006.

(3)	Includes reorganization items, net of approximately $199.0 million of income for the one month ended July 31, 2007 and approximately $17.5 million of expense for the year ended June 30, 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states including the following targeted regional markets: California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 69% of our total revenues from MRI services during fiscal 2009, we provide a comprehensive offering of diagnostic imaging services, including PET, PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of June 30, 2009, our network consists of 61 fixed-site centers and 112 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine, instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance. We have two reportable segments: mobile operations and fixed operations. Our 61 fixed-site centers include three parked mobile facilities, each of which serves a single customer. These parked mobile facilities are included in our mobile operations. Of our 112 mobile facilities, three mobile facilities are included as part of our fixed operations in Maine because they primarily generate retail revenues similar to our other fixed-site centers.

The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies. Notwithstanding the growth in the industry, as a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection “Financial Condition, Liquidity and Capital Resources” below). Our Adjusted EBITDA for fiscal 2009 declined approximately 1.2% as compared to our Adjusted EBITDA for the year ended June 30, 2008. Our Adjusted EBITDA declined approximately 33.1% for the year ended June 30, 2008 as compared to the year ended June 30, 2007. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the recession and the reimbursement reductions discussed in the subsection “Reimbursement” below.

We have implemented the following steps in an attempt to reverse the negative trend in Adjusted EBITDA:

Core Market Strategy.  We have pursued a strategy based on core markets. We believe this strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy. A core market is based on many factors, including, without limitation, demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area, regulatory restrictions, such as certificates of need, and potential for alignment with radiologists, hospitals or payors. This strategy has resulted in us exiting some markets while increasing our presence in others or establishing new markets through acquisitions and dispositions. In implementing our core market strategy, we have taken the following actions:

•	During the fiscal year ended June 30, 2008, we closed three fixed-site centers and sold seven fixed-site centers in California and our majority ownership interest in a joint venture that operated a fixed-site center in Ohio.

•	During fiscal 2009, we sold eight fixed-site centers (six in California, one in Illinois and one in Tennessee), and equity interests in three joint ventures that operated five fixed-site centers (four in New York and one in California). In addition, we closed three fixed-site centers (two in California and one in Arizona) during fiscal 2009.

•	During fiscal 2009, we acquired two fixed-site centers in Massachusetts and two fixed-site centers in Arizona.

•	In July 2009, we sold two fixed-site centers in Pennsylvania.

As a result of implementing our core market strategy, we have reduced our cost of services as a percentage of revenues from 69.2% for the year ended June 30, 2008 to 67.1% for fiscal 2009. The decrease is primarily due to disposing of low margin fixed site centers, which had an average cost of services as a percentage of revenues of approximately75%. Additionally, while revenues have been adversely affected due to the negative trends discussed below, our Adjusted EBITDA remained relatively consistent with the prior year.

We are continuously evaluating opportunities for the acquisition and disposition of certain businesses. There can be no assurance that we can complete sales and/or purchases of these businesses on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the businesses we sell.

Initiatives.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives:

•	Revenue enhancement initiatives will focus on our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, and our InSight Imaging Solutions initiative discussed below.

•	Revenue cycle management initiatives have and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and the initiative with Perot Systems Corporation discussed below.

•	Cost reduction initiatives have and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.

While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. Additional cost reduction initiatives have been identified and we expect to generate incremental savings in future periods including a reduction in our operating costs of approximately $1.0 million per quarter that we expect will be fully implemented by the end of calendar year 2009 as compared to the quarter ended June 30, 2009. These costs savings will be derived primarily from improved vendor cost management and suspension of our 401(k) matching contributions.

In February 2009, we entered into a seven-year agreement with Perot Systems Corporation to provide enhanced revenue cycle services and implementation of upgraded technology and IT services, which will provide new technology to manage our back-office billing and accounts receivable collections functions. As a result of this agreement we terminated certain employees and transitioned certain other employees to Perot Systems Corporation. We implemented the revenue cycle services in June 2009 and we expect to implement the new upgraded technology and IT services during the second half of fiscal year 2010. We estimate start-up costs of this initiative to be approximately $3.5 million (including approximately $3.0 million of capital expenditures), of which approximately $1.6 million (including approximately $1.1 million of capital expenditure) was incurred during the year fiscal, 2009. We expect to experience significant operating cost savings and improved collection rates as a result of this initiative.

In addition to our traditional offerings of equipment and management services, we believe that we have the ability to offer packaged technology solutions to hospitals and other medical imaging services providers. Besides our traditional offerings, these customers would have the ability to choose from a broad spectrum of systems and services, including, but not limited to, image archiving and PACS services, patient registration portals, radiology information systems, revenue cycle management services, and financial and operational tools. We are launching this offering of solutions in fiscal 2010 under the name InSight Imaging Solutions.

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

The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2009, we had total indebtedness of approximately $298.2 million in aggregate principal amount, including InSight’s $293.5 million of senior secured floating rate notes. We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months. Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes on commercially reasonable terms, if at all.

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

Recently, we have experienced an increase in the number of our idle mobile systems due to competition and a decline in demand for our mobile systems.

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

President Obama and the 111th Congress have significant proposals affecting the healthcare industry, including medical imaging services. The President’s budget for fiscal year 2010 includes provisions that may require the use of radiology benefit managers to preauthorize certain imaging services for Medicare enrollees. In addition, the America’s Affordable Health Choices Act of 2009 (H.R. 3200) was introduced in the House of Representatives, which would reduce payment rates for imaging services paid under the Medicare Part B fee schedule. The legislation would require payment rates for services using equipment that costs over $1 million to be calculated using revised equipment usage assumptions. The current 50% usage assumption rate would be replaced with a 75% usage rate for such equipment (compared to CMS’s 2010 proposed usage rate of 90%, discussed below). The bill also proposes to change the technical component discount on imaging of contiguous body parts during a single imaging session from 25% to 50%.

Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2007, 2008 and 2009, CMS published regulations decreasing the Part B reimbursement rates by 5.0%, 10.1% and 5.4%, respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation. In fact, CMS (under the Proposed Rule cited below) is projecting a 21.5% decrease under the Medicare Part B fee schedule for calendar year 2010 which has been blocked by Congress through December 31, 2009. If the projected 21.5% or similar decrease in the Medicare Part B fee schedule becomes effective January 1, 2010 it would have a significant adverse effect on our financial condition and results of operations.

On July 13, 2009, CMS published in the Federal Register a proposed rule (the “Proposed Rule”) for new relative value units, or RVUs, that determine the payment rates under the Medicare Part B fee schedule. In addition to other changes to the RVUs, CMS is proposing to (i) reduce payment rates for services using equipment costing more than $1 million by increasing the usage assumptions from the current 50% usage rate to a 90% usage rate, and (ii) reduce payment for services primarily involving the technical component rather than the physician services component.

These two reductions primarily impact radiology and other diagnostic tests. Thus, even if the projected 21.5% decrease mentioned above is not implemented, these changes to the RVUs, could have an adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2009, Medicare revenues represented approximately $22.2 million, or approximately 10.0% of our total revenues for such period. If the Proposed Rule had been in effect during that period, we estimate that our total revenues would have been reduced by approximately $2.6 million, or 1.1%. We would expect to experience comparable reductions in our Medicare revenues in the future if the Proposed Rule becomes final; however, because our fiscal year ends June 30, our financial statements will not reflect the full effect of this reductions until our fiscal year ending June 30, 2011. The foregoing estimate does not reflect potential reductions if any of the following were implemented (a) the 21.5% projected decrease under the Medicare Part B fee schedule, or (b) any comparable reductions by third-party payors other than Medicare.

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

Several significant third-party payors implemented the reduction for multiple images on contiguous body parts (as currently in effect under CMS regulations) and additional payors may propose to implement this reduction as well. If the government implements a discount on the technical component discount on imaging of contiguous body parts third-party payors may follow this practice and implement a similar reduction. Such reduction would further negatively affect our financial condition and results of operations.

Furthermore, certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and payors are continuing to monitor reimbursement for diagnostic imaging services. A third-party payor has instituted a requirement of participation that requires freestanding imaging center providers to offer multi-modality imaging services and not simply offer one type of diagnostic imaging service. Other third-party payors have instituted specific credentialing requirements on imaging center providers and physicians performing interpretations and providing supervision. Similar initiatives enacted in the future by a significant number of additional third-party payors may have a significant adverse impact on our financial condition and results of operations.

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

Historically and through fiscal 2009, our billing system did not generate contractual adjustments. Consequently, contractual adjustments have been manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. In July 2009, we completed the implementation of a new report that extracts data from our billing system and generates the actual contractual adjustments based on contractual rates with our payors that we will use on a go forward basis in fiscal 2010. Contractual adjustments are written-off against their corresponding asset account at the time a payment is received from a payor with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.

We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon amounts from collections and (3) the radiologists bear the risk of non-collection. In the past we had arrangements with certain radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate. With respect to these arrangements, the professional component was included in our revenues, and our payments to the radiologists are included in costs of services. As of June 30, 2009, we no longer had these types of arrangements.

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

The provision for doubtful accounts is reflected as an operating expense rather than a reduction of revenues and represents our estimate of amounts that are legally owed to us but will be uncollectible from patients, payors, hospitals, physician groups and other healthcare providers. The provision for doubtful accounts includes amounts to be written off with respect to specific accounts involving customers that are financially unstable or materially fail to comply with the payment terms of their contracts and other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written-off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded. Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for fiscal 2009:

Percentage of Total Revenues

Hospitals, physician groups and other healthcare providers(1) (2)	48%
Managed care and insurance	37%
Medicare	10%
Medicaid	2%
Workers compensation and other including self pay patients	3%

(1)	We have one healthcare provider that accounted for approximately 7% of our total revenues during the year ended June 30, 2009. During the fourth quarter of fiscal year 2009, we closed a fixed-site center related to this healthcare provider. As a result, revenues from this healthcare provider will decline in the future. No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

(2)	These payors principally represent our contract services or wholesale operations.

The aging of our gross and net trade accounts receivables as of June 30, 2009 is as follows (amounts in thousands):

					120 Days
	Current	30 Days	60 Days	90 Days	and Older	Total
	(Unaudited)

Hospitals, physician groups and other healthcare providers	$8,627	$3,116	$1,092	$280	$326	$13,441
Managed care and insurance	14,115	4,204	2,318	1,231	3,450	25,318
Medicare/Medicaid	4,223	1,087	522	283	733	6,848
Workers’ compensation	1,023	619	383	222	562	2,809
Other, including self-pay patients	117	71	57	58	(148)	155

Trade accounts receivables	28,105	9,097	4,372	2,074	4,923	48,571

Less: Allowances for professional fees	(3,207)	(931)	(529)	(291)	(696)	(5,654)
Allowances for contractual adjustments	(8,892)	(2,523)	(1,330)	(47)	(127)	(12,919)
Allowances for doubtful accounts	(236)	(94)	(472)	(1,033)	(2,569)	(4,404)

Trade accounts receivables, net	$15,770	$5,549	$2,041	$703	$1,531	$25,594

	62%	22%	8%	3%	6%	100%

As of June 30, 2009, our days sales outstanding, or DSO’s, for trade accounts receivables on a net basis was 43 days as compared to 48 days at June 30, 2008. We believe that this decrease in DSO’s is primarily a result of lower denial rates and improved collections times due to increased use of billing applications and improved collection practices.

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

Results of Operations

Upon Holdings’ and InSight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with SOP 90-7. The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements on or after August 1, 2007 are not comparable to our consolidated financial statements prior to that date. The adoption of fresh-start reporting primarily affects depreciation and amortization and interest expense in the consolidated statements of operations. The accompanying consolidated statements of operations for the year ended June 30, 2008 combine the results of operations for the one month ended July 31, 2007 of the Predecessor and the eleven months ended June 30, 2008 of the Successor. We then compare the combined results of operations with the corresponding period in the current year.

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

The following table sets forth the results of operations for the years ended June 30, 2009, 2008 and 2007. The combined results for the year ended June 30, 2008 have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and are not indicative of future operating results (amounts in thousands):

	Years Ended June 30,
	2009	2008	2007
	(Successor)	(Combined)	(Predecessor)

REVENUES:
Contract services	$106,130	$118,995	$128,693
Patient services	123,120	145,952	158,221

Total revenues	229,250	264,947	286,914

COSTS OF OPERATIONS:
Costs of services	155,657	183,230	192,599
Provision for doubtful accounts	4,021	6,179	5,643
Equipment leases	10,950	10,006	6,144
Depreciation and amortization	45,584	58,166	57,040

Total costs of operations	216,212	257,581	261,426

CORPORATE OPERATING EXPENSES	(21,564)	(27,422)	(25,496)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,642	2,065	3,030
INTEREST EXPENSE, net	(30,164)	(35,398)	(52,780)
GAIN (LOSS) ON SALES OF CENTERS	7,885	(644)	—
GAIN ON PURCHASE OF NOTES PAYABLE	12,065	—	—
IMPAIRMENT OF GOODWILL	—	(107,405)	(29,595)
IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(5,308)	(12,366)	—

Loss before reorganization items and income taxes	(21,406)	(173,804)	(79,353)
REORGANIZATION ITEMS, net	—	198,998	(17,513)

Income (loss) before income taxes	(21,406)	25,194	(96,866)
(BENEFIT) PROVISION FOR INCOME TAXES	(1,652)	(1,947)	2,175

Net income (loss)	$(19,754)	$27,141	$(99,041)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the years indicated:

	Years Ended June 30,
	2009	2008	2007
	(Successor)	(Combined)	(Predecessor)

REVENUES	100.0%	100.0%	100.0%
COSTS OF OPERATIONS:
Costs of services	67.9	69.2	67.1
Provision for doubtful accounts	1.7	2.3	2.0
Equipment leases	4.8	3.7	2.1
Depreciation and amortization	19.9	22.0	19.9

Total costs of operations	94.3	97.2	91.1

CORPORATE OPERATING EXPENSES	(9.4)	(10.3)	(8.9)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.2	0.8	1.1
INTEREST EXPENSE, net	(13.2)	(13.5)	(18.5)
GAIN (LOSS) ON SALES OF CENTERS	3.4	(0.2)	—
GAIN ON PURCHASE OF NOTES PAYABLE	5.3	—	—
IMPAIRMENT OF GOODWILL	—	(40.5)	(10.3)
IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(2.3)	(4.7)	—

Loss before reorganization items and income taxes	(9.3)	(65.6)	(27.7)
REORGANIZATION ITEMS, net	—	75.1	(6.1)

Income (loss) before income taxes	(9.3)	9.5	(33.8)
(BENEFIT) PROVISION FOR INCOME TAXES	(0.7)	(0.7)	0.8

Net income (loss)	(8.6)%	10.2%	(34.6)%

Years ended June 30, 2009 and 2008

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2009		2008
	(Successor)		(Combined)

Revenues
Fixed operations	$139,252	(1)	$168,805	(2)
Mobile operations	89,998		96,142

Total	$229,250		$264,947

Costs of Operations
Fixed operations	$121,754	(3)	$151,391	(4)
Mobile operations	82,048		92,316
Other	12,410		13,874

Total	$216,212		$257,581

(1)	Includes $18,079 of revenues attributable to fixed-site centers that we disposed or acquired during fiscal 2009.

(2)	Includes $34,263 of revenues attributable to fixed-site centers that we disposed of during fiscal 2009 and $12,021 of revenues attributable to fixed-site centers that we disposed of during the period from July 1, 2007 to June 30, 2008.

(3)	Includes $17,272 of costs attributable to fixed-site centers that we disposed or acquired during fiscal 2009.

(4)	Includes $29,570 of costs attributable to fixed-site centers that we disposed of during fiscal 2009 and $16,181 of costs attributable to fixed-site centers that we disposed of during the period from July 1, 2007 to June 30, 2008.

Revenues:  The decrease in revenues for fiscal 2009 as compared to the year ended June 30, 2008 was primarily due to the dispositions of our fixed-site centers (approximately $30.7 million) offset partially by revenues from our acquisitions (approximately $2.5 million). Net of our fixed-site acquisitions and dispositions, revenues decreased approximately $7.5 million, which included decreased revenues in both our fixed and mobile operations.

Revenues from our fixed-site centers, net of acquisitions and dispositions (existing centers), which are primarily attributed to our patient services (retail) business, decreased by approximately $1.3 million or 1.0% for fiscal 2009 as compared to the year ended June 30, 2008. The decrease was primarily due to (i) a 2.0% decline in procedural volumes (approximately $2.5 million); (ii) 1.9% lower reimbursement per procedure (approximately $2.4 million), which we attribute to the negative trends discussed above; and (iii) a radiologist services contract change during the quarter ended March 31, 2009, which requires us to record the professional services fees as an offset to revenues instead of as an expense (approximately $1.0 million). These decreases were partially offset by increased revenues generated from one of our largest customers due to expanded usage of our services and a favorable contract change (approximately $3.3 million) and increased revenues due to other factors (approximately $1.0 million).

Revenues from our mobile operations, which consist primarily of contract services (wholesale) business, decreased approximately $6.1 million or 6.4% for fiscal 2009 as compared to the year ended June 30, 2008, primarily due to reductions in reimbursement from our mobile customers for all modalities and a decline in the number of customers served. The reductions in reimbursement are the result of significant competition from other mobile providers, the increased age of our mobile facilities and a decrease in the number of mobile units we have in service.

We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the recession, including higher unemployment and fewer individuals with healthcare insurance and any reductions in third-party payor reimbursement.

Costs of services:  As a percentage of revenues, costs of services decreased approximately 1.3% to 67.9% for fiscal 2009 as compared to 69.2% for the year ended June 30, 2008. The decrease is attributable primarily to the disposition of certain of our fixed-site centers, which had costs of services as a percentage of revenues of approximately 75.0%. Additionally we experienced lower costs at our mobile operations (approximately $6.1 million) partially offset by an increase in costs at our existing fixed-site centers (approximately $0.6 million).

As a percentage of revenues, costs of services at our fixed-site centers decreased 1.2% to 67.1% for fiscal 2009 from 68.3% for the year ended June 30, 2008. The decrease is a result of the disposition of fixed-site centers. Net of acquisitions and dispositions, costs of services as a percentage of revenues increased slightly to 66.3% for fiscal 2009 from 66.1% for the year ended June 30, 2008. The increase in costs of services at our existing fixed-site centers was due primarily to higher contractual and equipment maintenance costs (approximately $1.0 million) and higher billing fees charged to the existing fixed site centers (approximately $1.4 million) due primarily to increased cash collections. The increases were partially offset by (i) a decrease in professional services fees as discussed above under revenues (approximately $1.0 million); (ii) a decrease in other operating costs (approximately $0.8 million); and (iii) reduced compensation related expenses ($0.5 million).

As a percentage of revenues our mobile operations costs of services decreased 2.5% to 59.0% for fiscal 2009 from 61.6% for the year ended June 30, 2008. The decrease in costs of services for our mobile segment was a result of our cost reduction initiatives that primarily relate to (i) a decrease in salaries, benefits and bonuses (approximately $4.0 million); (ii) a decrease in our mobile fleet related costs (approximately $1.3 million); and (iii) a decrease in taxes and license fees (approximately $0.6 million), related primarily to property taxes.

Provision for doubtful accounts:  The provision for doubtful accounts decreased by $2.2 million during fiscal 2009 as compared to the prior year. Net of the effects of the centers acquired, closed or sold, our provisions for doubtful accounts decreased $1.2 million to $3.6 million for fiscal 2009 as compared to $4.8 million in the prior year. This decrease is partially attributable to our mobile operations as a result of lower write-offs (approximately $0.9 million) and partially related to our existing fixed-site centers due to improvements in collections (approximately $0.3 million).

Equipment leases:  Equipment leases increased approximately $0.9 million for the year ended June 30, 2009 as compared to the prior year. Equipment leases, net of acquisitions and dispositions, increased $1.5 million to $10.4 million for the year ended June 30, 2009 from $8.9 million for the year ended June 30, 2008. The increase is attributable primarily to our mobile operations acquiring equipment through leases.

Depreciation and amortization:  Depreciation and amortization expense decreased approximately $12.6 million for fiscal 2009 to $45.6 million from $58.2 million for the year ended June 30, 2008. Net of acquisitions and dispositions, depreciation and amortization decreased approximately $6.8 million for fiscal 2009 as compared to the prior year. The decrease can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment during fiscal 2009 than the prior year period, partially offset by purchases of new property and equipment.

Corporate Operating Expenses:  Corporate operating expenses decreased approximately $5.8 million to $21.6 million for fiscal 2009 from $27.4 million for the year ended June 30, 2008. As a percentage of revenues corporate operating expenses decreased almost 1% to 9.4% for fiscal 2009 from 10.3% for the year ended June 30. 2008. Our cost reduction initiatives primarily contributed to an approximate $2.8 million decrease for salaries and benefit expenses in fiscal 2009 as compared to the prior year. In addition, during the year ended June 30, 2008, we incurred significant litigation costs (approximately $2.2 million), and these costs did not recur in fiscal 2009. Moreover, our professional fee expenses declined by approximately $1.0 million for fiscal 2009 as compared to the prior year. The foregoing decreases in costs were partially offset by severance and closing costs (approximately $1.0 million) and a non-income tax settlement ($0.5 million).

Equity in Earnings of Unconsolidated Partnerships:  Equity earnings in our unconsolidated partnerships increased $0.6 million in fiscal 2009 as compared to the prior year period because of higher earnings in the unconsolidated partnerships.

Interest Expense, net:  Interest expense, net decreased approximately $5.2 million from approximately $35.4 million for the year ended June 30, 2008, to approximately $30.2 million for fiscal 2009. The decrease was due primarily to lower interest rates on the floating rate notes coupled with the purchase of $21.5 million of floating rate notes partially offset by increased amortization of the bond discount (approximately $0.8 million).

Gain on Sales of Centers:  During fiscal 2009, we sold six fixed-site centers in California, one fixed-site center in Illinois and one fixed-site center in Tennessee and our equity interest in three joint ventures in New York and California that operated five fixed-site centers. We received approximately $20.0 million, net of cash sold, from the sales and recorded a gain of approximately $7.9 million.

Gain on Purchase of Notes Payable:  During fiscal 2009, we purchased $21.5 million in principal amount of our floating rate notes for approximately $8.4 million. We realized a gain of approximately $12.1 million, after the write-off of unamortized discount of approximately $1.0 million.

Impairment of Assets:  We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December, 31, 2008. Based on our annual analysis of the fair value of our indefinite-lived intangible assets, we concluded that our trademark and our certificates of need related to our mobile reporting unit were impaired as of December 31, 2008. This impairment occurred primarily due to an increase in the discount rate used to value our indefinite-lived intangible assets as a result of overall increases in discount rates (including within the diagnostic imaging industry) caused by the then-current economic climate during the six months ended December 31, 2008. As a result in the second quarter of fiscal 2009, we recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our certificates of need ($2.4 million).

In June 2009, we made the decision to sell certain assets related to two fixed-site centers in Pennsylvania for an amount expected to be less than their then-current carrying amount. As a result, we recorded an impairment loss of $0.7 million to write down the assets associated with these two fixed-site centers to their estimated realizable value. These assets were subsequently sold in July 2009.

Loss before Reorganization Items, net and Income Taxes:  Loss before reorganization items, net and income taxes decreased 87.7% from approximately $173.8 million for the year ended June 30, 2008, to approximately $21.4 million for fiscal 2009. An analysis of the change in loss before reorganization items, net and income taxes is as follows (amounts in thousands):

Consolidated

Loss before reorganization items, net and income taxes —
Year ended June 30, 2008	$(173,804)
Decrease in existing centers and facilities revenues	(7,492)
Decrease in existing centers and facilities costs of services	6,335
Increase in existing centers and facilities equipment leases	(1,497)
Decrease in existing centers and facilities depreciation and amortization	6,851
Decrease in existing centers and facilities provision for doubtful accounts	1,202
Decrease in interest expense, net	5,234
Impact of centers sold, closed or acquired	273
Impairment of tangible and intangible assets	114,463
Decrease in corporate operating expenses	5,858
Increase in equity in earnings of unconsolidated partnerships	577
Gain on sales of centers	8,529
Gain on purchase of notes payable	12,065

Loss before reorganization items, net and income taxes —
Year ended June 30, 2009	$(21,406)

Reorganization Items, net:  During the one month ended July 31, 2007, Predecessor recorded net gains of approximately $199.0 million for items in accordance with SOP 90-7 related to Holdings’ and InSight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.

Benefit for Income Taxes:  For fiscal 2009, we had a benefit for income taxes of approximately $1.7 million as compared to a benefit for income taxes of approximately $1.9 million for the year ended June 30, 2008. The benefit for income taxes for fiscal 2009 is primarily related to a decrease in our deferred tax liability due primarily to the second quarter impairment of our indefinite-lived intangible assets as discussed above.

Years Ended June 30, 2008 and 2007

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2008		2007
	(Combined)		(Predecessor)

Revenues
Fixed operations	$168,805	(1)	$180,115	(2)
Mobile operations	96,142		106,799

Total	$264,947		$286,914

Costs of Operations
Fixed operations	$151,391	(3)	$151,447	(4)
Mobile operations	92,316		91,345
Other	13,874		18,634

Total	$257,581		$261,426

(1)	Includes $12,021 of revenues attributable to fixed-site centers we disposed of during the period from July 1, 2007 to June 30, 2008

(2)	Includes $17,417 of revenues attributable to fixed-site centers that we disposed of during the period from July 1, 2007 to June 30, 2008 and $646 of revenues attributable to fixed-site centers that we disposed of during the period from July 1, 2006 — June 30, 2007.

(3)	Includes $16,181 of costs attributable to fixed-site centers that we disposed of during the period from July 1, 2007 to June 30, 2008.

(4)	Includes $19,315 of costs attributable to fixed-site centers that we disposed of during the period from July 1, 2007 to June 30, 2008 and $1,572 of costs attributable to fixed-site centers that we disposed of during the period from July 1, 2006 to June 30, 2007.

Revenues:  Revenues decreased approximately 7.7% from approximately $286.9 million for the year ended June 30, 2007, to approximately $264.9 million for the year ended June 30, 2008. This decrease is primarily due to fixed-site centers we sold or closed during the fiscal year (approximately $6.0 million) and partially due to the Deficit Reduction Act, or the DRA (approximately $2.6 million). Net of dispositions and the DRA, our revenues decreased approximately $13.3 million composed of decreases in both our fixed and mobile operations.

Revenues from our fixed operations decreased approximately 6.3% from approximately $180.1 million for the year ended June 30, 2007, to approximately $168.8 million for the year ended June 30, 2008. This decrease was due primarily to lower revenues from our existing fixed-site centers (approximately $5.3 million, which amount includes approximately $2.6 million as a result of the DRA) and the loss of revenues from the centers we sold or closed during fiscal 2008 and 2007 (approximately $6.0 million). Revenues from our existing fixed-site centers decreased because of a decline in our average reimbursement from payors (approximately 3.3%), partially offset by an increase in procedure volume (approximately 1%).

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

Costs of Services:  Costs of services decreased 4.9% from approximately $192.6 million for the year ended June 30, 2007, to approximately $183.2 million for the year ended June 30, 2008. Net of dispositions our cost of services decreased by approximately $5.3 million. This decrease was due primarily to lower costs at our billing and other operations (approximately $3.4 million) and lower costs at our mobile operations (approximately $3.5 million), partially offset by higher costs at our fixed operations (approximately $1.6 million). The decrease at our billing and other operations was due to lower salaries and benefits and reduced depreciation and amortization expense, partially offset by higher consulting fees. Our gross profit margin declined significantly as our costs of operations did not decrease as significantly as our revenues due to the high fixed cost nature of our business.

As a percentage of revenues, costs of service increased approximately 2.1% to 69.2% for the year ended June 30, 2008 as compared to 67.1% for the year ended June 30, 2007. The increase is attributable to an increase in costs of services as a percentage of revenues at our fixed site centers of 2.7% and our mobile operations of 3.1%.

As a percentage of revenues costs of services at our fixed-site centers increased 2.9% to 68.3% for the year ended June 30, 2008 from 65.4% for the year ended June 30, 2008. At our existing fixed-site centeres cost of services as a percentage of revenues increased 2.1% from 64.5% from 62.4%. The increase in costs of services at our existing fixed-site centers was primarily caused by (i) higher minority interest expense from our consolidated partnerships (approximately $0.8 million); (ii) higher insurance, non-income taxes and fees, and legal and accounting expenses (approximately $0.7 million); (iii) other operational costs (approximately $0.8 million) and higher office related costs (approximately $0.5 million), partially offset by lower medical supply costs (approximately $1.3 million) and lower radiologist reading fee expenses as a result of lower procedure volume at certain centers (approximately $0.4 million).

As a percentage of revenues our mobile operations costs of services increased 2.9% to 61.6% for the year ended June 30, 2008 from 58.7% for the year ended June 30, 2007. The increase was due primarily to higher vehicle operations costs (approximately $0.8 million), partially offset by (1) lower salaries and benefits (approximately $2.9 million); (2) lower equipment maintenance costs (approximately $1.4 million); and (3) lower medical supply costs (approximately $0.5 million).

Provision for doubtful accounts:  The provision for doubtful accounts increased by approximately $0.5 million during the year ended June 30, 2008 as compared to the prior year. Net of our dispositions, our provision for doubtful accounts increased approximately $0.6 million. The increase was due exclusively to our mobile operations (approximately $0.9 million) offset partially by decrease in the provision for doubtful accounts at our fixed-site centers (approximately $0.3 million).

Equipment leases:  Equipment leases increased approximately $3.9 million for the year ended June 30, 2008 as compared the prior year. Net of dispositions, our equipment leases increased approximately $3.9 million. The increase is primarily attributable to our mobile operations acquiring equipment through leases.

Depreciation and amortization:  Depreciation and amortization expense increased approximately $1.1 million for the year ended June 30, 2008 to $58.1 million from $57.0 million for the year ended June 30, 2007. Net of our dispositions, our depreciation and amortization expense increased approximately $1.2 million. The higher depreciation and amortization expense was a result of the fair value adjustment required by fresh-start reporting (approximately $3.3 million).

Corporate Operating Expenses:  Corporate operating expenses increased approximately 7.5% from approximately $25.5 million for the year ended June 30, 2007, to approximately $27.4 million for the year ended June 30, 2008. The increase was due primarily to severance charges related to a reduction in staff (approximately $2.0 million) and higher board of director fees (approximately $0.3 million), partially offset by reduced accounting fees (approximately $0.4 million). We incurred approximately $2.2 million in legal fees relating to litigation in each of the years ended June 30, 2008 and 2007.

Equity in Earnings of Unconsolidated Partnerships:  Equity in earnings of unconsolidated partnerships decreased by approximately $1.0 million for the year ended June 30, 2008 as compared to June 30, 2007, primarily due to lower earnings in our unconsolidated partnerships.

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

Loss on Sales of Centers:  During the year ended June 30, 2008, we sold seven fixed-site centers in California and our majority ownership interest in a joint venture that operated a fixed-site center in Ohio. We received approximately $9.1 million, net of cash sold, from the sales and recorded a loss of approximately $0.6 million.

Impairment of Goodwill and Other Intangible Assets:  For the year ended June 30, 2008, we recorded non-cash impairment charges of approximately $119.8 million. These charges are a reduction in the carrying value of goodwill (approximately $107.4 million) and other intangible assets (approximately $12.4 million). See “Critical Accounting Policies and Estimates” below and Note 10 to our consolidated financial statements, which are part of this Form 10-K.

Loss Before Reorganization Items, net and Income Taxes:  Loss before reorganization items and income taxes increased approximately 119.0% from approximately $79.4 million for the year ended June 30, 2007, to approximately $173.8 million for the year ended June 30, 2008. An analysis of the change in loss before reorganization items, net and income taxes is as follows (amounts in thousands):

Consolidated

Loss before reorganization items, net and income taxes —
Year ended June 30, 2007	$(79,353)
Decrease in existing centers and facilities revenues	(13,296)
Decrease in existing centers and facilities costs of services	5,294
Increase in existing centers and facilities equipment leases	(3,934)
Increase in existing centers and facilities depreciation and amortization	(1,116)
Increase in existing centers and facilities provision for doubtful accounts	(621)
Decrease in interest expense, net	17,382
Impact of centers sold, closed or acquired	(1,688)
Impact of deficit reduction act	(2,760)
Increase in Impairment of intangible assets	(90,176)
Increase in corporate operating expenses	(1,926)
Decrease in equity in earnings of unconsolidated partnerships	(965)
Loss on sales of centers	(644)

Loss before reorganization items, net and income taxes —
Year ended June 30, 2008	$(173,804)

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

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases. We expect to fund future working capital and capital project requirements from cash on hand, occasional sales of fixed-site centers and mobile facilities, net cash provided by operating activities, and our credit facility. To the extent available, we will also use capital and operating leases, but the current conditions in the capital markets and our high level of leverage, have limited our ability to obtain attractive lease financing. Our operating cash flows have been negatively impacted by the sales and closures of certain fixed-site centers and the negative trends we have experienced with our existing fixed-site and mobile facilities. If our operating cash flows continue to be negatively impacted by these and other factors and we are unable to offset them with cost savings and other initiatives, it will result in:

•	a reduction in our borrowing base, and therefore a decline in the amounts available under our credit facility;

•	difficulty funding our capital projects;

•	more stringent financing from equipment manufacturers and other financing resources; and

•	an inability to refinance our floating rate notes in November 2011.

Liquidity:  The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2009, we had total indebtedness of approximately $298.2 million in aggregate principal amount, including $293.5 million of floating rate notes. We believe that cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

We reported net losses of approximately $19.8 million, $169.2 million and $99.0 million for fiscal 2009, eleven months ended June 30, 2008 and the year ended June 30, 2007, respectively. We have implemented steps to improve our financial performance, including, a core market strategy and various initiatives in response to these losses. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives:

•	Revenue enhancement initiatives will focus on our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, and our InSight Imaging Solutions initiative.

•	Revenue cycle management initiatives have and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Perot Systems Corporation.

•	Cost reduction initiatives have and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.

While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

Our short-term liquidity needs relate primarily to:

•	interest payments relating to the floating rate notes and credit facility;

•	capital projects;

•	working capital requirements;

•	potential acquisitions; and

•	potential purchases of portions of the floating rate notes.

Our long-term liquidity needs relate primarily to the maturity of the floating rate notes in November 2011.

As mentioned above, we may from time to time, in one or more open market or privately negotiated transactions, purchase a portion of our outstanding floating rate notes. Any such purchases shall be in accordance with the terms of agreements governing our material indebtedness. During fiscal 2009, we purchased $21.5 million in principal amount of floating rate notes for approximately $8.4 million. We realized a gain of approximately $12.1 million, after the write-off of unamortized discount of approximately $1.0 million.

Cash, cash equivalents and restricted cash as of June 30, 2009 were approximately $26.1 million (including approximately $6.5 million, that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes). Our primary source of liquidity is cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:

•	the procedural volume of patients at our fixed-site centers;

•	the reimbursement we receive for our services;

•	the demand for our mobile services;

•	our ability to control expenses;

•	our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients; and

•	our ability to implement steps to improve our financial performance.

A summary of cash flows is as follows (amounts in thousands):

	Years Ended June 30,
	2009	2008	2007
	(Successor)	(Combined)	(Predecessor)

Net cash provided by operating activities	$18,101	$3,564	$9,065
Net cash used in investing activities	(8,722)	(7,218)	(16,045)
Net cash provided by (used in) financing activities	(10,741)	3,824	(396)

Increase (decrease) in cash and cash equivalents	$(1,362)	$170	$(7,376)

Net cash provided by operating activities primarily resulted from Adjusted EBITDA (see reconciliation below) of approximately $39.7 million less approximately $25.3 million in interest paid and approximately $0.4 of income taxes paid, offset by a change in operating assets and liabilities of approximately $3.7 million due in part to our success in improving our collections. During fiscal 2009 we successfully collected over $7.8 million in accounts receivable that were over 90 days old as of June 30, 2008 including, approximately $1.5 million that was over 365 days old as of June 30, 2008. While we expect our improved collections efforts to sustain our current DSO levels, we do not expect to collect this level of aged accounts in the future due to collection improvements in fiscal 2009 that are now fully implemented.

Net cash used in investing activities resulted primarily from our net purchases or upgrades of diagnostic imaging equipment at our existing fixed-site centers and mobile facilities and the related construction costs (approximately $21.9 million), our purchase of two fixed-site centers in Massachusetts (approximately

$8.4 million), offset by a decrease in restricted cash (approximately $1.6 million) and proceeds from the sale of centers, net of cash sold, of approximately $20.0 million. The decrease in restricted cash was due primarily to the reinvestment of restricted cash in capital expenditures and the purchase of the floating rate notes offset by $20.0 million of net disposition proceeds.

Net cash used in financing activities resulted from the purchase of floating rate notes (approximately $8.4 million) and principal payments on notes payable and capital lease obligations (approximately $2.3 million).

We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of tangible and intangible assets, gain on sales of centers, reorganization items, net and gain on purchase of notes payable. Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States. We present the table of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure. While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands):

	Years Ended June 30,
	2009	2008	2007
	(Successor)	(Combined)	(Predecessor)

Net cash provided by operating activities	$18,101	$3,564	$9,065
Cash used for reorganization items	—	8,027	11,367
(Benefit) provision for income taxes	(1,652)	(1,947)	2,175
Interest expense, net	30,164	35,398	52,780
Amortization of bond discount	(5,375)	(4,522)	—
Share-based compensation	(73)	(15)	—
Amortization of deferred financing costs	—	(145)	(3,158)
Equity in earnings of unconsolidated partnerships	2,642	2,065	3,030
Distributions from unconsolidated partnerships	(2,645)	(2,621)	(3,008)
Net change in operating assets and liabilities	(3,685)	(1,493)	(12,189)
Net change in deferred income taxes	2,223	1,864	—

Adjusted EBITDA	$39,700	$40,175	$60,062

Our reconciliation of income (loss) before reorganization items and income taxes to Adjusted EBITDA by segment for the years ended June 30, 2009 and 2008 is as follows (amounts in thousands):

	Mobile	Fixed	Other	Consolidated

Year Ended June 30, 2009 (Successor)
Income (loss) before reorganization items and income taxes	$2,998	$25,121	$(49,525)	$(21,406)
Interest expense, net	954	1,594	27,616	30,164
Depreciation and amortization	21,355	20,825	3,404	45,584
Impairment of long-lived assets	4,600	708	—	5,308
Gain on sales of centers	—	(7,885)	—	(7,885)
Gain on purchase of floating rate notes	—	—	(12,065)	(12,065)

Adjusted EBITDA	$29,907	$40,363	$(30,570)	$39,700

Year Ended June 30, 2008 (Combined)
Loss before reorganization items and income taxes	$(69,577)	$(32,528)	$(71,699)	$(173,804)
Interest expense, net	2,100	2,895	30,403	35,398
Depreciation and amortization	25,104	27,983	5,079	58,166
Impairment of goodwill	62,848	44,557	—	107,405
Impairment of long-lived assets	8,605	3,761	—	12,366
Loss on sales of centers	—	644	—	644

Adjusted EBITDA	$29,080	$47,312	$(36,217)	$40,175

Years Ended June 30, 2009 and 2008

Adjusted EBITDA decreased approximately 1.2% for fiscal 2009 as compared to the year ended June 30, 2008. This decrease was primarily a result of our dispositions (approximately $5.5 million). Net of acquisitions and dispositions, Adjusted EBITDA increased approximately $5.0 million. The increase in Adjusted EBITDA is primarily from a decrease in our corporate operating expenses (approximately $5.8 million) and higher Adjusted EBITDA from our mobile operations (approximately $0.8 million), partially offset by lower Adjusted EBITDA from our existing fixed-site centers (approximately $1.4 million).

Adjusted EBITDA from our fixed operations decreased approximately 14.7% from approximately $47.3 million for the year ended June 30, 2008, to approximately $40.4 million for fiscal 2009. This decrease was due primarily to the elimination of Adjusted EBITDA at the centers we sold or closed during fiscal 2009 and the year ended June 30, 2008 (approximately $5.5 million). Net of acquisitions and dispositions Adjusted EBITDA at our existing fixed-site centers decreased approximately $1.4 million. The reduction in Adjusted EBITDA at our existing fixed-site centers is due primarily to the decrease in revenues discussed above without a corresponding decrease in costs coupled with increased equipment maintenance and billing costs.

Adjusted EBITDA from our mobile operations increased approximately 2.8% from approximately $29.1 million for the year ended June 30, 2008, to approximately $29.9 million for fiscal 2009. This increase was due to the reduction in costs discussed above, partially offset by the reduction in revenues discussed above.

Years Ended June 30, 2008 and 2007

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

Capital Projects:  As of June 30, 2009, we had committed to capital projects of approximately $10.3 million through December 2009. We expect to use either internally generated funds, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance these and other capital projects. We also will attempt to use capital and operating leases on cost-effective terms, however, the current credit market conditions are not favorable. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility:  As of June 30, 2009, we had outstanding, through InSight, $293.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at three-month LIBOR plus 5.25% per annum, payable quarterly. As of June 30, 2009, the weighted average interest rate on the floating rate notes was 6.28%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount of the floating rate notes plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of June 30, 2009 was approximately $124.0 million.

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

Through certain of InSight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent. As of June 30, 2009, we had approximately $12.2 million of availability under the credit facility, based on our borrowing base. At June 30, 2009, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $1.9 million outstanding under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $4.7 million of the $12.2 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.

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

Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR plus 2.5%, or, at our option, the base rate (which is the Bank of America, N.A. prime rate); however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.0% to 2.5% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no financial covenants included in the credit facility, except a fixed charge coverage ratio test as discussed above. The credit facility agreement also contains customary borrowing conditions, including a material adverse effect provision. If we were to experience a material adverse effect, as defined by our credit facility agreement, we would be unable to borrow under the credit facility.

The agreements governing our credit facility and floating rate notes contain restrictions on among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

Contractual Commitments:  Our contractual obligations as of June 30, 2009 are as follows (amounts in thousands):

		Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$294,130	$393	$293,737	$—	$—
Capital lease obligations	4,535	1,771	2,322	442	—
Operating lease obligations	40,877	13,487	19,092	5,999	2,299
Purchase commitments	10,332	10,332	—	—	—

Total contractual obligations	$349,874	$25,983	$315,151	$6,441	$2,299

The long-term debt obligations and capital lease obligations include both principal and interest commitments for the periods presented. The interest commitment on the floating rate notes is based on the effective interest rate at June 30, 2009 (6.28%) without giving effect to our interest rate collar contract.

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

Goodwill and Other Intangible Assets:  As of August 1, 2007, goodwill represented the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting. Identified intangible assets consist primarily of our trademark, certificates of need, customer relationships and wholesale contracts. The intangible assets, excluding the wholesale contracts and customer relationships, are indefinite-lived assets and are not amortized. Wholesale contracts and customer relationships are definite-lived assets and are amortized over the expected term of the respective contracts and relationships, respectively. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.

We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. As of June 30, 2009, we had goodwill of $1.4 million associated with the acquisition of two fixed-site centers in the Boston-metropolitan area of Massachusetts, which was allocated to our fixed reporting unit. In evaluating goodwill, we complete the two-step impairment test as required by SFAS 142. In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate. SFAS 142 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the consolidated statements of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on January 1, 2009. As SFAS 161 only requires enhanced disclosures, it had no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently reviewing SFAS 141(R) to determine its effects on business acquisitions we may make in the future.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS 165, which enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim periods and annual financial periods ending after June 15, 2009. We adopted SFAS 165 on June 30, 2009; however the adoption did not have a material impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through September 18, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS 167, which enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We are currently evaluating the impact of the adoption of SFAS 167 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.

Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility. As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the quarter ended June 30, 2009, as compared to prior periods. At June 30, 2009, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate collar contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 35% of our total indebtedness as of June 30, 2009. We do not engage in activities using complex or highly leveraged instruments.

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

We had an interest rate cap contract with a notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008. In February 2008, we entered into an interest rate hedging agreement with Bank of America, N.A. The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement are secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our revolving lenders. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133. Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss). As of June 30, 2009, the contract had a liability fair value of approximately $2.5 million due to LIBOR falling below the 2.59% floor, which has been recorded in Other Accrued Liabilities.

We have also entered into an agreement that caps $190 million of our variable rate exposure to a maximum LIBOR margin of 3% between February 1, 2010 and January 31, 2011.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2009, a 1% increase or decrease in interest rates on our $293.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $2.9 million. This calculation does not consider the effects of the interest rate hedging agreement, since we are currently below the floor and would remain below the floor. The weighted average interest rate on the floating debt as of June 30, 2009 was 6.28%.

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

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

Index to Consolidated Financial Statements
For the Years Ended June 30, 2009, 2008 and 2007

In accordance with SEC Rule 3-10 of Regulation S-X, the consolidated financial statements of InSight Health Services Holdings Corp., or the Company, are included herein and separate financial statements of InSight Health Services Corp., or InSight, the Company’s wholly owned subsidiary, and InSight’s subsidiary guarantors are not included. Condensed financial data for InSight and its subsidiary guarantors is included in Note 25 to the consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries (Successor Company) at June 30, 2009 and 2008 and the results of their operations and their cash flows for the year ended June 30, 2009 and the period from August 1, 2007 to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
September 21, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and the cash flows of InSight Health Services Holdings Corp. and its subsidiaries (Predecessor Company) for the period from July 1, 2007 to July 31, 2007, and for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California
September 25, 2008

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008

	2009	2008
	(Amounts in thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,640	$21,002
Trade accounts receivables, net	25,594	34,494
Other current assets	9,988	8,199

Total current assets	55,222	63,695

ASSETS HELD FOR SALE	2,700	—
PROPERTY AND EQUIPMENT, net	79,837	113,684
CASH, restricted	6,488	8,072
INVESTMENTS IN PARTNERSHIPS	6,791	6,794
OTHER ASSETS	208	1,076
GOODWILL AND OTHER INTANGIBLE ASSETS, net	24,878	24,370

	$176,124	$217,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$242	$624
Current portion of capital lease obligations	1,468	1,743
Accounts payable and other accrued expenses	36,037	33,121

Total current liabilities	37,747	35,488

LONG-TERM LIABILITIES:
Notes payable, less current portion	279,726	294,724
Capital lease obligations, less current portion	2,589	4,631
Other long-term liabilities	3,192	4,545
Deferred income taxes	6,792	9,015

Total long-term liabilities	292,299	312,915

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding	9	9
Additional paid-in capital	37,536	37,463
Accumulated other comprehensive (loss) income	(2,528)	1,001
Accumulated deficit	(188,939)	(169,185)

Total stockholders’ deficit	(153,922)	(130,712)

	$176,124	$217,691

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2009, THE ELEVEN MONTHS ENDED JUNE 30, 2008,
THE ONE MONTH ENDED JULY 31, 2007 AND THE YEAR ENDED JUNE 30, 2007
(Amounts in thousands, except per share data)

	Successor		Predecessor
	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	July 31,	June 30,
	2009	2008	2007	2007
REVENUES:
Contract services	$106,130	$108,944	$10,051	$128,693
Patient services	123,120	133,641	12,311	158,221

Total revenues	229,250	242,585	22,362	286,914

COSTS OF OPERATIONS:
Costs of services	155,657	168,297	14,933	192,599
Provision for doubtful accounts	4,021	5,790	389	5,643
Equipment leases	10,950	9,246	760	6,144
Depreciation and amortization	45,584	53,698	4,468	57,040

Total costs of operations	216,212	237,031	20,550	261,426

CORPORATE OPERATING EXPENSES	(21,564)	(25,744)	(1,678)	(25,496)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,642	1,891	174	3,030
INTEREST EXPENSE, net	(30,164)	(32,480)	(2,918)	(52,780)
GAIN (LOSS) ON SALES OF CENTERS	7,885	(644)	—	—
GAIN ON PURCHASE OF NOTES PAYABLE	12,065	—	—	—
IMPAIRMENT OF GOODWILL	—	(107,405)	—	(29,595)
IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(5,308)	(12,366)	—	—

Loss before reorganization items and income taxes	(21,406)	(171,194)	(2,610)	(79,353)
REORGANIZATION ITEMS, net	—	—	198,998	(17,513)

(Loss) income before income taxes	(21,406)	(171,194)	196,388	(96,866)
(BENEFIT) PROVISION FOR INCOME TAXES	(1,652)	(2,009)	62	2,175

Net (loss) income	$(19,754)	$(169,185)	$196,326	$(99,041)

Basic and diluted (loss) income per common share	$(2.29)	$(19.57)	$227.23	$(114.63)
Weighted average number of basic and diluted common shares outstanding	8,644	8,644	864	864

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED JUNE 30, 2009, THE ELEVEN MONTHS ENDED JUNE 30, 2008,
THE ONE MONTH ENDED JULY 31, 2007 AND THE YEAR ENDED JUNE 30, 2007

				Accumulated
			Additional	Other	Retained
	Common Stock		Paid-in	Comprehensive	Earnings
	Shares	Amount	Capital	Gain (Loss)	(Deficit)	Total
	(Amounts in thousands, except share data)

BALANCE AT JUNE 30, 2006	864,444	$1	$87,085	$601	$(229,580)	$(141,893)
Net loss	—	—	—	—	(99,041)	(99,041)
Other comprehensive income:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(498)	—	(498)

Comprehensive loss						(99,539)

BALANCE AT JUNE 30, 2007	864,444	1	87,085	103	(328,621)	(241,432)
Net income from July 1 to July 31, 2007	—	—	—	—	196,326	196,326
Fresh-start adjustments:
Elimination of Predecessor common stock, additional paid-in capital, accumulated other comprehensive income and accumulated deficit	(864,444)	(1)	(87,085)	(103)	132,295	45,106
Reorganization value ascribed to Successor	—	—	37,456	—	—	37,456

BALANCE AT JULY 31, 2007 (PREDECESSOR)	—	—	37,456	—	—	37,456

Issuance of 864,444 shares of common stock to existing stockholders	864,444	1	—	—	—	1
Issuance of 7,780,000 shares of common stock to holders of senior subordinated notes	7,780,000	8	(8)	—	—	—
Share-based compensation			15			15
Net loss from August 1, 2007 to June 30, 2008	—	—	—	—	(169,185)	(169,185)
Other comprehensive income:
Unrealized gain attributable to change in fair value of derivative	—	—	—	1,001	—	1,001

Comprehensive loss						(168,184)

BALANCE AT JUNE 30, 2008 (SUCCESSOR)	8,644,444	9	37,463	1,001	(169,185)	(130,712)
Net loss	—	—	—	—	(19,754)	(19,754)
Share-based compensation			73			73
Other comprehensive income:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(3,529)	—	(3,529)

Comprehensive loss						(23,283)

BALANCE AT JUNE 30, 2009 (SUCCESSOR)	8,644,444	$9	$37,536	$(2,528)	$(188,939)	$(153,922)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2009, THE ELEVEN MONTHS ENDED JUNE 30, 2008,
THE ONE MONTH ENDED JULY 31, 2007 AND THE YEAR ENDED JUNE 30, 2007
(Amounts in thousands)

	Successor		Predecessor
	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	July 31,	June 30,
	2009	2008	2007	2007
OPERATING ACTIVITIES:
Net (loss) income	$(19,754)	$(169,185)	$196,326	$(99,041)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	—	4,764	3,263	11,367
Noncash reorganization items	—	—	(207,025)	6,146
Depreciation and amortization	45,584	53,698	4,468	57,040
Amortization of bond discount	5,375	4,522	—	—
Amortization of deferred financing costs	—	—	145	3,158
Share-based compensation	73	15	—	—
Equity in earnings of unconsolidated partnerships	(2,642)	(1,891)	(174)	(3,030)
Distributions from unconsolidated partnerships	2,645	2,563	58	3,008
(Gain) loss on sales of centers	(7,885)	644	—	—
Gain on purchase of notes payable	(12,065)	—	—	—
Impairment of goodwill	—	107,405	—	29,595
Impairment of other long-lived assets	5,308	12,366	—	—
Deferred income taxes	(2,223)	(1,864)	—	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	7,854	7,679	510	1,007
Other current assets	(2,639)	(798)	387	81
Accounts payable, other accrued expenses and accrued interest subject to compromise	(1,530)	(4,751)	(1,534)	11,101

Net cash provided by (used in) operating activities before reorganization items	18,101	15,167	(3,576)	20,432
Cash used for reorganization items	—	(4,764)	(3,263)	(11,367)

Net cash provided by (used in) operating activities	18,101	10,403	(6,839)	9,065

INVESTING ACTIVITIES:
Acquisition of fixed-site centers, net of cash acquired	(8,400)	—	—	—
Proceeds from sales of centers	19,987	9,050	—	—
Decrease (increase) in restricted cash	1,584	(8,072)	—	—
Additions to property and equipment	(21,893)	(8,262)	—	(16,163)
Other	—	(115)	181	118

Net cash provided by (used in) investing activities	(8,722)	(7,399)	181	(16,045)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(2,303)	(3,474)	(470)	(6,529)
Purchase of floating rate notes	(8,438)
Proceeds from issuance of notes payable	—	—	12,768	1,145
Principal borrowings (payments) on credit facility	—	—	(5,000)	5,000
Other	—	—	—	(12)

Net cash (used in) provided by financing activities	(10,741)	(3,474)	7,298	(396)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(1,362)	(470)	640	(7,376)
Cash, beginning of period	21,002	21,472	20,832	28,208

Cash, end of period	$19,640	$21,002	$21,472	$20,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$25,271	$24,004	$8,184	$42,116
Income taxes paid	436	581	—	318
Equipment additions under capital leases	—	3,338	—	3,358
Non-cash acquisition	884	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

1.	NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. Through InSight and its subsidiaries, we provide diagnostic imaging, treatment and related management services in more than 30 states including the following targeted regional markets: California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states. We have two reportable segments: fixed operations and mobile operations. Our services are provided through a network of 96 mobile MRI facilities, two mobile PET facilities, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 31 fixed-site MRI centers and 30 multi-modality fixed-site centers (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

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

Predecessor recognized the following reorganization items in its consolidated statement of operations (amounts in thousands):

	Predecessor
	One Month	Year
	Ended	Ended
	July 31,	June 30,
	2007	2007

Gain on discharge of debt	$168,248	$—
Revaluation of assets and liabilities	38,674	—
Professional fees	(4,962)	(7,559)
Write-off of deferred financing costs	—	(6,146)
Consent fees	(2,954)	(1,250)
Management incentive	—	(1,698)
Other	(8)	(860)

	$198,998	$(17,513)

Condensed Consolidated Fresh-Start Balance Sheet

Paragraph 36 of SOP 90-7 requires an entity to adopt fresh-start reporting if the reorganization value of the assets of the emerging entity immediately before the consummation of the confirmed plan of reorganization is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company met both criteria and adopted fresh-start reporting upon Holdings’ and InSight’s emergence from chapter 11. Fresh-start reporting required us to revalue our assets and liabilities to fair value. In estimating fair value we based our estimates and assumptions on the guidance prescribed by SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which we adopted in conjunction with our adoption of fresh-start reporting. SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements (Note 24).

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

				Successor
		Fresh-Start Adjustments		Reorganized
			Revaluation	Balance
	Predecessor		of Assets	Sheet
	July 31,	Debt	and	August 1,
	2007	Discharge(a)	Liabilities(b)	2007

ASSETS
Current assets:
Cash and cash equivalents	$21,472	$—	$—	$21,472
Trade accounts receivables, net	42,173	—	—	42,173
Other current assets	7,948	—	(195)	7,753

Total current assets	71,593	—	(195)	71,398

Property and equipment, net	140,345	—	18,295	158,640
Investments in partnerships	3,529	—	7,698	11,227
Other assets	7,731	—	(7,587)	144
Other intangible assets, net	30,111	—	5,889	36,000
Goodwill	64,868	—	45,208	110,076

	$318,177	$—	$69,308	$387,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$3,359	$—	$—	$3,359
Accounts payable and other accrued expenses	37,084	—	—	37,084

Total current liabilities	40,443	—	—	40,443

Long-term liabilities:
Notes payable and capital lease obligations, less current portion	315,795	—	(21,818)	293,977
Liabilities subject to compromise	205,704	(205,704)	—	—
Other long-term liabilities	8,365	—	7,243	15,608

Total long-term liabilities	529,864	(205,704)	(14,575)	309,585

Stockholders’ equity (deficit)
Predecessor
Common stock	1	—	(1)	—
Additional paid-in capital	87,085	—	(87,085)	—
Accumulated other comprehensive income	103	—	(103)	—
Accumulated deficit	(339,319)	168,248	171,071	—
Successor
Common stock	—	8	1	9
Additional paid-in capital	—	37,448	—	37,448

Total stockholders’ equity (deficit)	(252,130)	205,704	83,883	37,457

	$318,177	$—	$69,308	$387,485

(a)	Debt Discharge. This reflects the cancellation of $205,704 of liabilities subject to compromise pursuant to the terms of the confirmed plan of reorganization. The holders of senior subordinated notes received 7,780 shares of Holdings’ common stock in satisfaction of such claims.

(b)	Revaluation of Assets and Liabilities. Fresh-start adjustments made to reflect asset and liability values at estimated fair value are summarized as follows:

•	Other current assets. An adjustment of $195 was recorded to decrease the value of deferred tax benefit.

•	Property and equipment, net. An adjustment of $18,295 was recorded to increase the net book value of property and equipment, net.

•	Investments in partnerships. An adjustment of $7,698 was recorded to recognize the estimated fair value of our investments in partnerships.

•	Other assets. Adjustments of $7,587 were recorded to reduce the value of deferred financing costs and the value of the interest rate cap contract.

•	Other intangible assets, net. An adjustment of $5,889 was recorded to recognize identifiable intangible assets. These intangible assets reflect the estimated fair value of our trademark, wholesale contracts and certificates of need. These assets will be subject to an annual impairment review (Note 10).

•	Goodwill. An adjustment of $45,208 was recorded to reflect reorganization value of the successor equity in excess of the fair value of tangible and identified intangible assets and liabilities. This amount was determined as the stockholders’ deficit immediately prior to Holdings’ and InSight’s emergence from bankruptcy ($252,130), offset by the gain on discharge of debt ($168,248) and revaluation of assets and liabilities ($38,674). This amount was subsequently impaired as of June 30, 2008 (Note 10).

•	Notes payable. An adjustment of $21,818 was recorded to reflect a net fair value discount associated with InSight’s senior secured floating rate notes due 2011, to be amortized in interest expense over the remaining life of such notes. The fair market value of the notes was determined based on the quoted market value as of August 1, 2007, which represented the present value of amounts to be paid at appropriate current interest rates.

•	Other long-term liabilities. An adjustment of $7,243 was recorded to increase the value of deferred tax liabilities related to the increase in value of our other indefinite-lived intangible assets.

•	Total stockholders’ deficit. The adoption of fresh-start reporting resulted in a new entity with no beginning retained earnings or accumulated deficit. The condensed consolidated balance sheet reflected initial stockholders’ equity value of approximately $37,457 estimated as described above.

3.	LIQUIDITY AND CAPITAL RESOURCES

The reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2009, we had total indebtedness of approximately $298.2 million in aggregate principal amount, including InSight’s $293.5 million of senior secured floating rate notes due 2011, or floating rate notes. We believe that future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

We reported net losses of approximately $19.7 million, $169.2 million and $99.0 million for the year ended June 30, 2009, eleven months ended June 30, 2008 and the year ended June 30, 2007, respectively. We have implemented steps to improve our financial performance, including, a core market strategy and various initiatives in response to these losses. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives. Revenue enhancement initiatives will focus on our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, and our InSight Imaging Solutions initiative. Revenue cycle management initiatives have and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Perot Systems Corporation. Cost reduction initiatives have and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements include our accounts and those of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not control, and is not the primary beneficiary are accounted for using the equity method (Note 17). Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

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

Cash equivalents are generally composed of liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper. As of June 30, 2009, there was restricted cash of approximately $6.5 million, that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes. These funds are classified as restricted cash on our consolidated balance sheet.

e.	TRADE ACCOUNTS RECEIVABLES

We review our trade accounts receivables and our estimates of the allowance for doubtful accounts and contractual adjustments each period. Contractual adjustments are manual estimates based upon an analysis of (i) historical experience of contractual payments from payors and (ii) the outstanding accounts receivables from payors. Contractual adjustments are written off against their corresponding asset account at the time a payment is received from a payor, with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The provision for doubtful accounts includes amounts to be written-off with respect to (1) specific accounts involving customers, which are financially unstable or materially fail to comply with the payment terms of their contract and (2) other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account; with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.

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

Capitalized Internal Use Software Costs:  We capitalize the costs of computer software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1. Capitalized computer software costs consist of purchased software licenses and implementation costs. The capitalized software costs are being amortized on a straight-line basis over a period of three to seven years.

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

On July 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment”, or SFAS 123R. SFAS 123R focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. Because we used the minimum value method of measuring share-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation”, or SFAS 123, and because we previously met the definition of a nonpublic entity under SFAS 123R, we adopted the provisions of SFAS 123R prospectively to new and modified awards on or after July 1, 2006 (Note 14).

i.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of August 1, 2007, goodwill represented the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting. We recorded approximately $110.1 million of goodwill upon Holdings’ and InSight’s emergence from bankruptcy (Note 2). Identified intangible assets consist primarily of our trademark, certificates of need, wholesale contracts and customer relationships. The intangible assets, excluding the wholesale contracts and customer relationships, are indefinite-lived assets and are not amortized. Wholesale contracts and customer relationships are definite-lived intangible assets and are amortized over the expected term of the respective contracts. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test. Wholesale contracts and customer relationships are amortized on a straight-line basis over the estimated lives of the assets.

We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that the carrying amount of goodwill and other indefinite-lived assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments. Goodwill is allocated to our two reporting units (mobile and fixed), which are the same as our reportable operating segments, based on the relative fair value of the assets and liabilities of the operating segments. In evaluating goodwill, we complete the two-step goodwill impairment test as required by SFAS 142. In the first of the two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised value model, as appropriate. SFAS 142 requires us to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the consolidated statements of operations. As of December 31, 2008, based on factors described in Note 10 to the consolidated financial statements, we performed our annual impairment analysis in accordance with SFAS 142 and recognized a non-cash impairment charge in our mobile reporting unit.

We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. As of June 30, 2009, there were no impairment indicators in our long-lived assets.

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

Components of comprehensive income (loss) are changes in equity other than those resulting from investments by owners and distributions to owners. Net income (loss) is the primary component of comprehensive income (loss), and our only other component of comprehensive income (loss) is the change in unrealized gain or loss on derivatives qualifying for hedge accounting, net of tax. The aggregate amount of such changes to equity that have not yet been recognized in net income (loss) is reported in the equity portion of the accompanying consolidated balance sheets as accumulated other comprehensive income.

l.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments is estimated using available market information and other valuation methodologies. The fair value of our financial instruments is estimated to approximate the related book value, unless otherwise indicated.

m.	NEW PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, which, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Upon Holdings’ and InSight’s emergence from bankruptcy, we adopted SFAS 157 (Notes 2 and 23).

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS 161, which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133. SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on January 1, 2009. As SFAS 161 only requires enhanced disclosures, it will have no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141(R)-1 amends the provisions in SFAS 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently reviewing SFAS 141(R) to determine its effects on business acquisitions we may make in the future.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, or SFAS 165, which enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim periods and annual financial periods ending after June 15, 2009. We adopted SFAS 165 on June 30, 2009; however the adoption of SFAS 165 did not have a material impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through September 18, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, or SFAS 167, which enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We are currently evaluating the impact of the adoption of SFAS 167 on our consolidated financial statements.

5.	TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

	June 30,
	2009	2008

Trade accounts receivables	$48,571	$66,277
Less: Allowances for professional fees	(5,654)	(7,864)
Allowances for contractual adjustments	(12,919)	(15,401)
Allowances for doubtful accounts	(4,404)	(8,518)

Trade accounts receivables, net	$25,594	$34,494

The allowances for doubtful accounts and contractual adjustments include management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare program. In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. The amounts we will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowances for doubtful accounts and contractual adjustments in the accompanying consolidated financial statements at June 30, 2009.

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

6.	OTHER CURRENT ASSETS

Other current assets are comprised of the following (amounts in thousands):

	June 30,
	2009	2008

Prepaid expenses	$6,789	$5,719
Amounts due from our unconsolidated partnerships	2,844	2,480
Other	355	—

	$9,988	$8,199

7.	ASSETS HELD FOR SALE

In June 2009, we made the decision to sell certain assets related to two fixed-site centers in Pennsylvania for an amount expected to be less than their then-current carrying amount. As a result, we recorded a non-cash impairment loss of approximately $0.7 million to write down the assets at these two fixed-site centers to their estimated realizable value of $2.7 million and reclassified the associated assets to “Assets held for sale” on our consolidated balance sheet as of June 30, 2009. The impairment loss is included in the line item “Impairment of Assets” in the consolidated statement of operations for the year ended June 30, 2009. We ceased depreciating the assets at these two fixed-site centers at the time they were classified as held for sale. In July 2009, we completed the sale of these assets for $2.7 million.

The following table presents the carrying amount as of June 30, 2009 of the major classes of assets held for sale (amounts in thousands):

Other current assets	$122
Property and equipment, net	2,578

Total assets held for sale	$2,700

8.	PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	June 30,
	2009	2008

Vehicles	$1,927	$1,910
Land, building and leasehold improvements	12,577	16,623
Computer and office equipment	15,370	14,911
Diagnostic and related equipment	113,149	119,809
Equipment and vehicles under capital leases	5,775	6,357
Construction in progress	10,593	1,293

	159,391	160,903
Less: Accumulated depreciation and amortization	(79,554)	(47,219)

Property and equipment, net	$79,837	$113,684

Depreciation expense was approximately $44.0 million, $50.6 million, $4.4 million and $55.7 million for the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007, and for the year ended June 30, 2007 (Predecessor), respectively.

For the year ended June 30, 2009 we recorded an impairment loss of $0.7 million to write down certain assets associated with two-fixed site centers in Pennsylvania to their estimated realizable value and reclassified these assets to “Assets held for sale” on our consolidated balance sheet as of June 30, 2009. See Note 7 — Assets Held for Sale.

9.	ACQUISITIONS

On April 23, 2009, we acquired two fixed-site centers in the Boston-metropolitan area of Massachusetts. We paid $8.1 million in cash and incurred transaction costs of $0.3 million. In accordance with SFAS 141, we allocated the purchase price of these fixed-site centers based on the fair value of the assets acquired with the residual recorded to goodwill. We considered a number of factors in performing this valuation, including the valuation of identifiable intangible assets. Goodwill and intangible assets acquired included approximately $1.4 million of goodwill, $3.4 million for certificates of need and $2.8 million for customer relationships (amortized over 30 years). The goodwill and other intangibles recognized in this transaction are deductible for tax purposes.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and indefinite-lived intangible assets by segment are as follows for the years ended June 30, 2009 and 2008 (amounts in thousands):

	Goodwill			Trademark	Certificates of Need (CON)
	Mobile	Fixed	Consolidated	Mobile	Mobile	Fixed	Consolidated

Predecessor
Balance at June 30, 2007	$44,172	$20,696	$64,868	$8,680	$—	$—	$—
Fresh-start reporting adjustment(1)	18,676	26,532	45,208	220	5,600	5,000	10,600

Balance at July 31, 2007	62,848	47,228	110,076	8,900	5,600	5,000	10,600

Successor
Sales of centers(2)	—	(2,671)	(2,671)	—	—	—	—
Impairment(3)	(62,848)	(44,557)	(107,405)	(1,500)	—	—	—

Balance at June 30, 2008	—	—	—	7,400	5,600	5,000	10,600
Impairment(4)	—	—	—	(2,200)	(2,400)	—	(2,400)
Disposition	—	—	—	—	—	(935)	(935)
Acquisition(5)	—	1,403	1,403	—	—	3,400	3,400
Other(6)	—	—	—	—	176	(176)	—

Balance at June 30, 2009	$—	$1,403	$1,403	$5,200	$3,376	$7,289	$10,665

(1)	See Note 2.

(2)	During the eleven months ended June 30, 2008 we sold seven fixed-site centers and our majority ownership interest in a joint venture that operated a fixed-site center. Goodwill associated with these centers was written-off and is included in loss on sales of centers in the consolidated statement of operations.

(3)	During the fourth quarter of fiscal 2008, we recorded goodwill impairment charges discussed below.

(4)	During the second quarter of fiscal 2009, we recorded impairment charge relating to our indefinite-lived assets discussed below.

(5)	During the fourth quarter of fiscal 2009, we acquired two fixed-site imaging centers in the Boston-metropolitan area.

(6)	During the fourth quarter of fiscal 2009, we discovered an error in the calculation of the value of our certificates of need, or CONs, for our mobile and fixed segments. We completed a quantitative and qualitative assessment of the error and determined that it was not material to either the second fiscal quarter or the fiscal year ended June 30, 2009. The adjustment of this error resulted in an increase in the value of our mobile CONs and an offsetting decrease in our fixed CONs.

Impairment Testing

During the second quarter of fiscal 2009, we completed our annual impairment testing of indefinite-lived intangible assets, using the valuation techniques described in Note 4 — Summary of Significant Accounting Policies, and recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our CONs ($2.4 million). This impairment charge primarily resulted from an increase in the discount rate used to value our indefinite-lived intangible assets as a result of the significant decline in the financial markets in the fourth calendar quarter of 2008 which led to an overall increase in discount rates for the diagnostic imaging industry. In addition to the impairment charge related to our certificates of need in our mobile reporting unit, our sale of a fixed-site center in Tennessee in November 2008 included a certificate of need with an estimated value of approximately $0.9 million, which was eliminated upon closing of the sale.

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

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets (amounts in thousands):

	June 30, 2009		June 30, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized intangible assets:
Wholesale contracts	$7,800	$2,990	$7,800	$1,430
Customer relationships(1)	2,800	—	—	—

Total	$10,600	$2,990	$7,800	$1,430

(1)	During the fourth quarter of fiscal 2009, we acquired two fixed-site imaging centers in the Boston-metropolitan area of Massachusetts. See Note 9 — Acquisitions.

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Wholesale contracts	5 years
Customer relationships	30 years

Amortization of intangible assets was approximately $1.6 million, $3.0 million, $0.1 million and $1.3 million for the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007 and for the year ended June 30, 2007 (Predecessor), respectively.

Estimated amortization expense for the years ending June 30, are as follows (amounts in thousands):

2010	$1,653
2011	1,653
2012	1,653
2013	223
2014	93
Thereafter	2,335

11.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	June 30,
	2009	2008

Accounts payable	$4,664	$1,598
Accrued equipment related costs	1,717	3,813
Accrued payroll and related costs	10,737	12,839
Accrued interest expense	3,639	4,276
Accrued professional and legal fees	2,015	2,151
Asset retirement obligations & other center closure costs	1,483	2,416
Accrued interest rate collar obligation	2,528	—
Deferred revenue	737	736
Other accrued expenses	8,517	5,292

	$36,037	$33,121

12.	NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	June 30,
	2009	2008

Senior secured floating rate notes payable (floating rate notes), bearing interest at three month LIBOR plus 5.25% (6.28% at June 30, 2009), interest payable quarterly, principal due in November 2011. At June 30, 2009, the fair value of the notes was approximately $124 million	$293,500	$315,000
Other notes payable	630	1,026

Total notes payable	294,130	316,026
Less: Unamortized discount on floating rate notes	(14,162)	(20,678)
Less: Current portion	(242)	(624)

Long-term notes payable	$279,726	$294,724

Through InSight, we had outstanding $293.5 million of aggregate principal amount of senior secured floating rate notes due 2011, or floating rate notes, as of June 30, 2009. The floating rate notes mature in November 2011 and bear interest at three month LIBOR plus 5.25% per annum, payable quarterly. As of June 30, 2009, the weighted average interest rate on the floating rate notes was 6.28%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of June 30, 2009 was approximately $124 million based on the quoted market price on that date.

For the year ended June 30, 2009, we purchased $21.5 million in principal amount of our floating rate notes for approximately $8.4 million. We realized a gain of approximately $12.1 million, after the write-off of unamortized discount of approximately $1.0 million.

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

Through certain of InSight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent. As of June 30, 2009, we had approximately $12.2 million of availability under the credit facility, based on our borrowing base. As a result of our current fixed charge coverage ratio, $4.7 million of the $12.2 million of availability under the borrowing base would be restricted in the event that our liquidity, as defined in the credit facility agreement, falls below the $7.5 million. Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR plus 2.5%, or, at our option, the base rate (which is the Bank of America, N.A. prime rate); however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.0% to 2.5% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no other financial covenants included in the credit facility, except a fixed charge coverage ratio as discussed above. At June 30, 2009, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $1.9 million outstanding under the credit facility. The credit facility agreement also contains customary borrowing conditions, including a material adverse effect provision. If we were to experience a material adverse effect, as defined by our credit facility agreement, we would be unable to borrow under the credit facility.

The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

Scheduled maturities of notes payable at June 30, 2009, are as follows for the fiscal years ending (amounts in thousands):

2010	$393
2011	196
2012	293,541

$294,130

13.	LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We lease diagnostic equipment, certain other equipment and our office and imaging facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2009 are as follows for the fiscal years ending (amounts in thousands):

	Capital	Operating

2010	$1,771	$13,487
2011	1,194	11,013
2012	1,128	8,079
2013	442	4,039
2014	—	1,960
Thereafter	—	2,299

Total minimum lease payments	4,535	$40,877

Less: Amounts representing interest	(478)

Present value of capital lease obligations	4,057
Less: Current portion	(1,468)

Long-term capital lease obligations	$2,589

Accumulated depreciation on assets under capital leases was $2.2 million and $1.2 million at June 30, 2009 and 2008, respectively.

Rental expense for diagnostic equipment and other equipment for the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007, and for the year ended June 30, 2007 (Predecessor), was $11.0 million, $9.2 million, $0.8 million and $6.1 million, respectively.

We occupy facilities under lease agreements expiring through October 2017. Some of these lease agreements may include provisions for an increase in lease payments based on the Consumer Price Index or scheduled increases based on a guaranteed minimum percentage or dollar amount. Rental expense for these facilities for the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007, and for the year ended June 30, 2007 (Predecessor), was $8.1 million, $7.9 million, $0.7 million and $8.8 million, respectively.

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective. We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

14.	EQUITY AND SHARE-BASED COMPENSATION

Equity

Common stock:   Prior to the effective date of the confirmed plan of reorganization, Holdings declared a one for 6.326392 reverse stock split. Common stock as of June 30, 2007 and the weighted average number of common shares outstanding for years ended June 30, 2007 have been adjusted to reflect the reverse stock split.

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

On April 14, 2008, each of the Company’s non-employee directors was granted options under the director plan to purchase (i) 16,008 shares of Holdings’ common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share. Each set of options becomes exercisable in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010. As of June 30, 2009, options to purchase 192,096 shares of Holdings’ common stock were outstanding under this plan.

On August 19, 2008, we granted options under the employee plan to purchase 447,000 shares of our common stock to certain of our officers at an exercise price of $0.36 per share. On November 11, 2008, we granted options under the employee plan to purchase 140,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share. The options granted under the employee plan expire ten years from the date of grant, and will vest and become exercisable if, and only if, a refinancing event (as defined in the option agreements) is achieved prior to the expiration of the options. As of June 30, 2009, options to purchase 587,000 shares of Holdings’ common stock were outstanding under the employee plan.

A summary of the status of options for shares of Holdings’ common stock at June 30, 2009, 2008 and 2007 and changes during the periods is presented below:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (Years)

Successor
Outstanding, August 1, 2007	—	$—	$—
Granted	192,096	1.09	1.01

Outstanding, June 30, 2008	192,096	1.09	1.01	9.83
Granted	587,000	0.31	0.31

Outstanding, June 30, 2009	779,096	$0.50	$0.48	8.95

Exercisable at June 30, 2008	—	$—
Exercisable at June 30, 2009	64,032	$1.09
Predecessor
Outstanding, June 30, 2006	134,314	112.23	42.13
Forfeited	(9,484)	117.54	41.94

Outstanding, June 30, 2007	124,830	111.85	42.13
Forfeited	(124,830)	111.85	42.13

Outstanding, July 31, 2007	—	$—	$—

Exercisable at June 30, 2006	38,160	$85.41
Exercisable at June 30, 2007	46,010	$92.56

Of the options outstanding at June 30, 2009, the characteristics are as follows:

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life

$0.15	$0.15	—	140,000	9.33 years
0.36	0.36	—	447,000	9.08 years
1.01	1.01	32,016	96,048	8.83 years
1.16	1.16	32,016	96,048	8.83 years

		64,032	779,096

Share-based compensation

We account for share-based compensation under SFAS 123R. For the year ended June 30, 2009, we recognized approximately $0.1 million of compensation expense related to stock options in the consolidated statements of operations. For the eleven months ended June 30, 2008, we recognized approximately $0.1 million of compensation expense related to stock options in the consolidated statements of operations. There were no options or other forms of share-based payment granted during the one month ended July 31, 2007 and no amounts of share-based compensation expense was recognized in the consolidated statements of operations for such period. For the year ended June 30, 2007, our net loss would have reflected pro-forma share-based compensation expense of approximately $0.3 million.

SFAS 123R requires the use of a valuation model to calculate the fair value of share-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, estimated life and interest rates. The estimated life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. Of the non-employee directors’ the average risk-free rate is based on the ten-year U.S. Treasury security rate in effect as of the grant date. Since the vesting of options granted under the employee plan are based on a refinancing event, management assessed whether a financing event, under the provisions of SFAS 123R, is considered probable. Given the current conditions in the capital markets, a refinancing event is currently not considered probable, and therefore, no share-based compensation expense has been recognized in the consolidated statement of operations related to the employee plan. The fair value of each non-employee director option grant issued was estimated on the date of grant or issuance using the Black-Scholes pricing model with the following assumptions used for grants and issuances during the eleven months ended June 30, 2008.

Eleven Months
Ended
June 30,
Assumptions	2008

Weighted average extimated fair value per option granted	$1.01
Risk-free interest rate	2.16%
Volatility	113.00%
Expected dividend yield	0.00%
Estimated life	10.00 years

15.	INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the consolidated financial statements and tax bases of assets and liabilities. The provision for income taxes for the year ended June 30, 2009 and eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007 and for the years ended 2007 (Predecessor) is as follows (amounts in thousands):

	Successor		Predecessor
	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	July 31,	June 30,
	2009	2008	2007	2007

Current provision:
Federal	$—	$—	$—	$—
State	110	(72)	62	2,175

	110	(72)	62	2,175

Deferred taxes arising from temporary differences:
Federal	(1,429)	(2,059)	(11)	(88)
State	(333)	122	11	88

Total deferred taxes arising from temporary differences	(1,762)	(1,937)	—	—

Total (benefit) provision for income taxes	$(1,652)	$(2,009)	$62	$2,175

A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Successor		Predecessor
	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	July 31,	June 30,
	2009	2008	2007	2007
Federal statutory tax rate	34.0%	34.0%	34.0%	34.0%
State income taxes	(1.1)	—	—	(2.2)
Permanent items, including goodwill and non-deductible merger costs	(0.8)	(0.1)	—	(0.2)
Impairment of goodwill and other intangible assets	—	1.1	—	(4.1)
Changes in valuation allowance	(24.4)	(33.9)	(34.0)	(29.7)
Other, net	—	—	—	(0.1)

Net effective tax rate	7.7%	1.1%	—%	(2.3)%

The components of our net deferred tax liability (including current and non-current portions) as of June 30, 2009 and 2008, respectively, which arise due to timing differences between financial and tax reporting and net operating loss, or NOL, carryforwards are as follows (amounts in thousands):

	June 30,
	2009	2008

Accrued expenses	$1,756	$1,831
Property and equipment	(780)	(8,604)
Other intangible assets	9,541	10,163
Reserves	1,542	4,244
Investments in partnerships	6,143	5,288
State income taxes	346	(218)
NOL carryforwards	52,180	50,404
Other	102	51

Net deferred asset	70,830	63,159
Valuation allowance	(77,622)	(72,174)

	$(6,792)	$(9,015)

As of June 30, 2009, we had federal NOL carryforwards of approximately $139.5 million and various state NOL carryforwards. These NOL carryforwards expire between 2009 and 2029. As discussed in Note 2, on August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness became effective. Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred. The rules under Internal Revenue Code Section 382 in connection with reorganization and cancellation of indebtedness allow for companies to make an election as to how to compute the annual limitation.

A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized. Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2008 and 2007 and (3) the available evidence, management determined that is more likely than not that the net deferred tax assets as of the date of applying fresh-start reporting, August 1, 2007, will not be realized. Consequently, we have a full valuation allowance against such net deferred tax assets as of August 1, 2007. In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of approximately $6.8 million after application of the valuation allowance as of June 30, 2009. The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. Currently, any future reversals of the valuation allowance, which was recorded as of August 1, 2007 in applying fresh-start reporting, will be recorded as a reduction of goodwill. However, after adoption of SFAS No. 141(R), “Business Combinations” (Note 4), future reversals of the valuation allowance recorded as of August 1, 2007 will be recorded as an income tax benefit.

On July 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. There was no cumulative effect adjustment recorded as a result of implementing FIN 48 on July 1, 2007. The liability for income taxes associated with uncertain tax positions was approximately $1.4 million as of June 30, 2008 and 2009 and is included in other long-term liabilities. This amount, if not required, would favorably affect our effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months. As of June 30, 2009, all material federal and state income tax matters have been concluded through June 30, 2004 and June 30, 2003, respectively.

16.	RETIREMENT SAVINGS PLAN

InSight has a 401(k) Savings Plan which is available to all eligible employees, pursuant to which InSight has matched a percentage of employee contributions. InSight contributed approximately $1.0 million, $1.4 million, $0.1 million and $1.5 million for the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007 and for the year ended June 30, 2007 (Predecessor). In the fourth quarter of fiscal 2009, InSight decided to change the match from a mandatory match to a discretionary match.

17.	INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

We have ownership interests in six partnerships or limited liability companies, which we refer to as partnerships, at June 30, 2009, four of which operate fixed-site centers and two of which operate mobile facilities. We own between 24% and 50% of these partnerships, and provide certain management services pursuant to contracts or as a managing general partner. These partnerships are accounted for under the equity method.

Set forth below is certain financial data of these partnerships (amounts in thousands):

	June 30,
	2009	2008

Combined Financial Position:
Current assets:
Cash	$4,267	$3,979
Trade accounts receivables, net	3,659	3,509
Due from the Company	132
Other	111	189
Property and equipment, net	2,305	2,792
Other assets	400	400

Total assets	10,874	10,869
Current liabilities	(1,587)	(1,749)
Due to the Company	(2,976)	(2,480)
Long-term liabilities	(337)	(257)

Net assets	$5,974	$6,383

Set forth below are the combined operating results of the partnerships and our equity in earnings of the partnerships (amounts in thousands):

	Successor		Predecessor
	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	July 31,	June 30,
	2009	2008	2007	2007

Operating Results:
Revenues	$24,466	$24,940	$2,159	$28,505
Expenses	19,117	20,133	1,730	21,026

Net income	$5,349	$4,807	$429	$7,479

Equity in earnings of unconsolidated partnerships	$2,642	$1,891	$174	$3,030

18.	RELATED PARTY TRANSACTIONS

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

19.	SEGMENT INFORMATION

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

The following tables summarize our operating results by segment (amounts in thousands):

Successor	Mobile	Fixed	Other	Consolidated

Year ended June 30, 2009
Contract services revenues	$89,998	$16,132	$—	$106,130
Patient services revenues	—	123,120	—	123,120

Total revenues	89,998	139,252	—	229,250
Depreciation and amortization	21,355	20,825	3,404	45,584
Total costs of operations	82,048	121,754	12,410	216,212
Corporate operating expenses	—	—	(21,564)	(21,564)
Equity in earnings of unconsolidated partnerships	602	2,040	—	2,642
Gain on sales of centers	—	7,885	—	7,885
Gain on purchase of floating rate notes	—	—	12,065	12,065
Interest expense, net	(954)	(1,594)	(27,616)	(30,164)
Impairment of other long-lived assets	(4,600)	(708)	—	(5,308)
Income (loss) before income taxes	2,998	25,121	(49,525)	(21,406)
Net change in property and equipment	3,654	2,780	3,745	10,179

Successor	Mobile	Fixed	Other	Consolidated

Eleven months ended June 30, 2008:
Contract services revenues	$87,973	$20,971	$—	$108,944
Patient services revenues	—	133,641	—	133,641

Total revenues	87,973	154,612	—	242,585
Depreciation and amortization	23,146	25,938	4,614	53,698
Total costs of operations	85,398	139,471	12,162	237,031
Corporate operating expenses	—	—	(25,744)	(25,744)
Equity in earnings of unconsolidated partnerships	150	1,741	—	1,891
Loss on sales of centers	—	(644)	—	(644)
Interest expense, net	(1,857)	(2,606)	(28,017)	(32,480)
Impairment of goodwill	(62,848)	(44,557)	—	(107,405)
Impairment of other long-lived assets	(8,605)	(3,761)	—	(12,366)
Loss before reorganization items and income taxes	(70,585)	(34,686)	(65,923)	(171,194)
Net change in property and equipment	2,352	3,917	1,993	8,262

Predecessor	Mobile	Fixed	Other	Consolidated

One month ended July 31, 2007:
Contract services revenues	$8,169	$1,882	$—	$10,051
Patient services revenues	—	12,311	—	12,311

Total revenues	8,169	14,193	—	22,362
Depreciation and amortization	1,958	2,045	465	4,468
Total costs of operations	6,918	11,920	1,712	20,550
Corporate operating expenses	—	—	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	—	174	—	174
Interest expense, net	(243)	(289)	(2,386)	(2,918)
Income (loss) before reorganization items, net and income taxes	1,008	2,158	(5,776)	(2,610)
Net change in property and equipment	—	—	—	—

Predecessor	Mobile	Fixed	Other	Consolidated

Year ended June 30, 2007:
Contract services revenues	$106,799	$21,894	$—	$128,693
Patient services revenues	—	158,221	—	158,221

Total revenues	106,799	180,115	—	286,914
Depreciation and amortization	25,674	24,898	6,468	57,040
Total costs of operations	91,345	151,447	18,634	261,426
Corporate operating expenses	—	—	(25,496)	(25,496)
Equity in earnings of unconsolidated partnerships	—	3,030	—	3,030
Interest expense, net	(4,014)	(4,227)	(44,539)	(52,780)
Impairment of goodwill	—	(29,595)	—	(29,595)
Income (loss) before reorganization items, net and income taxes	11,440	(2,124)	(88,669)	(79,353)
Net change in property and equipment	2,918	10,767	2,478	16,163

20.	HEDGING ACTIVITIES

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

We had an interest rate cap contract with notional amount of $100 million and a LIBOR cap of 5.0%, which expired on January 31, 2008. In February 2008, we entered into an interest rate hedging contract with Bank of America, N.A. The contract effectively provides us with an interest rate collar. The notional amount to which the contract applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the contract are secured on a pari passu basis by the same collateral that secures our credit facility, and the contract is cross-defaulted to our credit facility. The contract matures in February 2010, although it may be terminated earlier if Bank of America, N.A. is no longer one of our lenders under the credit facility. We designated this contract as a highly effective cash flow hedge of the floating rate notes under SFAS 133. Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss). As of June 30, 2009, the contract had a liability fair value of approximately $2.5 million due to LIBOR falling below the 2.59% floor, which has been recorded in other accrued liabilities.

In September 2009, we entered into an agreement that caps $190 million of our variable rate exposure to a maximum LIBOR margin of 3% between February 1, 2010 and January 31, 2011.

21.	COMPREHENSIVE LOSS

Comprehensive loss consisted of the following components for the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor), the one month ended July 31, 2007 and the year ended June 30, 2007 (Predecessor), respectively (amounts in thousands):

	Successor		Predecessor
	Year	Eleven Months	One Month	Year
	Ended	Ended	Ended	Ended
	June 30,	June 30,	July 31,	June 30,
	2009	2008	2007	2007

Net (loss) income	$(19,754)	$(169,185)	$196,326	$(99,041)
Unrealized gain (loss) attributable to change in fair value of interest rate contracts	(3,529)	1,001	—	(498)

Comprehensive (loss) income	$(23,283)	$(168,184)	$196,326	$(99,539)

22.	(LOSS) INCOME PER COMMON SHARE

We report basic and diluted earnings per share, or EPS, for our common stock. Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period. Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options. There were no adjustments to net (loss) income (the numerator) for purposes of computing EPS. Due to the net losses reported for the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor), the year ended June 30, 2007 (Predecessor), and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.

23.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis consist of an interest rate collar contract, which is included in accounts payable and other accrued expenses (amounts in thousands):

Fair Value Measurements Using
		Quoted Price	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Amount	(Level 1)	(Level 2)	(Level 3)(1)	Technique

Balance at June 30, 2009:
Interest rate collar — liability position	$2,528	$—	$2,528	$—	(c	)
Balance at June 30, 2008:
Interest rate collar — asset position	1,001	—	1,001	—	(c	)

Assets and liabilities measured at fair value in connection with our annual evaluation of definite-lived intangible assets during the second quarter of fiscal 2009 (amounts in thousands):

Fair Value Measurements Using
		Quoted Price	Significant	Significant
		in Active	Other	Other
	Successor	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs	Valuation
	2008	(Level 1)	(Level 2)	(Level 3)(1)	Technique

Definite-lived intangible assets(2)	$12,465	$—	$—	$12,465	(c	)
Goodwill	—	—	—	—	(c	)

Assets and liabilities measured at fair value in connection with our adoption of fresh-start reporting (amounts in thousands):

		Fair Value Measurements Using
		Quoted Price	Significant	Significant
		in Active	Other	Other
	Successor	Markets for	Observable	Unobservable
	August 1,	Identical Assets	Inputs	Inputs	Total	Valuation
	2007	(Level 1)	(Level 2)	(Level 3)(1)	Gain (loss)	Technique

Property and equipment	$158,640	$—	$—	$158,640	$18,295	(b	)
Investments in partnerships	11,227	—	—	11,227	7,698	(b	)(c)
Interest rate cap contract	144	144	—	—	(11)	(a	)
Indefinite-lived intangible assets(2)	19,500	—	—	19,500	(4,931)	(c	)
Definite-lived intangible assets(2)	16,500	—	—	16,500	10,820	(c	)
Floating rate notes	289,800	289,800	—	—	21,981	(a	)
Capital lease obligations and other notes payable	7,536	—	7,536	—	—	(b	)

(1)	These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenues, cash flows and market conditions. These cash flows were then discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money (Note 4).

(2)	Note 10.

24.	RESULTS OF QUARTERLY OPERATIONS (unaudited)

	Successor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Amounts in thousands, except per share data)

2009:
Revenues	$63,085	$59,121	$53,492	$53,552	$229,250
Costs of operations	58,612	56,955	50,222	50,423	216,212
Net loss	(7,229)	(6,773)	(3,406)	(2,346)	(19,754)
Basic and diluted loss per common share	(0.84)	(0.78)	(0.39)	(0.27)	(2.29)

	Predecessor	Successor
	One Month	Two Months
	Ended	Ended
	July 31,	September 30,	Second	Third	Fourth
	2007	2007	Quarter	Quarter	Quarter	Total
	(Amounts in thousands, except per share data)

2008:
Revenues	$22,362	$45,390	$67,038	$65,385	$64,772	$242,585
Costs of operations	20,550	42,714	64,971	66,742	62,604	237,031
Net income (loss)	196,326	(7,985)	(14,053)	(19,376)	(127,771)	(169,185)
Basic and diluted income (loss) per common share	227.23	(0.92)	(1.63)	(2.24)	(14.78)	(19.57)

25.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Holdings and all of InSight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the floating rate notes (Note 12). These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” We account for investment in InSight and its subsidiaries under the equity method of accounting. Dividends from InSight to Holdings are restricted under the agreements governing our material indebtedness. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2009

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Successor)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,443	$2,197	$—	$19,640
Trade accounts receivables, net	—	—	23,429	2,165	—	25,594
Other current assets	—	—	9,766	222	—	9,988
Intercompany accounts receivable	37,545	291,403	3,101	—	(332,049)	—

Total current assets	37,545	291,403	53,739	4,584	(332,049)	55,222
Assets held for sale	—	—	2,700	—	—	2,700
Property and equipment, net	—	—	74,820	5,017	—	79,837
Cash, restricted	—	—	6,488	—	—	6,488
Investments in partnerships	—	—	6,791	—	—	6,791
Investments in consolidated subsidiaries	(191,467)	(203,532)	6,091	—	388,908	—
Other assets	—	—	208	—	—	208
Goodwill and other intangible assets, net	—	—	21,233	3,645	—	24,878

	$(153,922)	$87,871	$172,070	$13,246	$56,859	$176,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$732	$978	$—	$1,710
Accounts payable and other accrued expenses	—	—	35,380	657	—	36,037
Intercompany accounts payable	—	—	328,948	3,101	(332,049)	—

Total current liabilities	—	—	365,060	4,736	(332,049)	37,747
Notes payable and capital lease obligations, less current portion	—	279,338	558	2,419	—	282,315
Other long-term liabilities	—	—	9,984	—	—	9,984
Stockholders’ (deficit) equity	(153,922)	(191,467)	(203,532)	6,091	388,908	(153,922)

	$(153,922)	$87,871	$172,070	$13,246	$56,859	$176,124

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2008

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Successor)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,934	$3,068	$—	$21,002
Trade accounts receivables, net	—	—	29,517	4,977	—	34,494
Other current assets	—	—	7,865	334	—	8,199
Intercompany accounts receivable	38,473	293,321	7,400	—	(339,194)	—

Total current assets	38,473	293,321	62,716	8,379	(339,194)	63,695
Property and equipment, net	—	—	98,700	14,984	—	113,684
Cash, restricted	—	—	8,072	—	—	8,072
Investments in partnerships	—	—	6,794	—	—	6,794
Investments in consolidated subsidiaries	(169,185)	(168,184)	11,408	—	325,961	—
Other assets	—	—	1,076	—	—	1,076
Goodwill and other intangible assets, net	—	—	18,562	5,808	—	24,370

	$(130,712)	$125,137	$207,328	$29,171	$(13,233)	$217,691

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations
Accounts payable and other accrued expenses	$—	$—	$180	$2,187	$—	$2,367
Intercompany accounts payable	—	—	31,678	1,443	—	33,121
Total current liabilities	—	—	331,794	7,400	(339,194)	—

Notes payable and capital lease obligations, less current portion	—	—	363,652	11,030	(339,194)	35,488
Liabilities subject to compromise	—	294,322	753	4,280	—	299,355
Other long-term liabilities	—	—	11,107	2,453	—	13,560
Stockholders’ (deficit) equity	(130,712)	(169,185)	(168,184)	11,408	325,961	(130,712)

	$(130,712)	$125,137	$207,328	$29,171	$(13,233)	$217,691

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2009

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
	(Successor)

Revenues:
Contract services	$—	$—	$99,656	$6,474	$—	$106,130
Patient services	—	—	104,731	18,389	—	123,120

Total revenues	—	—	204,387	24,863	—	229,250
Costs of operations	—	—	192,719	23,493	—	216,212
Corporate operating expenses	(73)	—	(21,491)	—	—	(21,564)
Equity in earnings of unconsolidated partnerships	—	—	2,642	—	—	2,642
Interest expense, net	—	—	(29,712)	(452)	—	(30,164)
Gain on sales of centers	—	—	7,885	—	—	7,885
Gain on purchase of notes payable	—	12,065	—	—	—	12,065
Inpairment of long-lived assets	—	—	(5,308)	—	—	(5,308)

Income (loss) before income taxes	(73)	12,065	(34,316)	918	—	(21,406)
Benefit for income taxes	—	—	(1,652)	—	—	(1,652)

Income (loss) before equity in loss of consolidated subsidiaries	(73)	12,065	(32,664)	918	—	(19,754)
Equity in income (loss) of consolidated subsidiaries	(19,681)	(31,746)	918	—	50,509	—

Net income (loss)	$(19,754)	$(19,681)	$(31,746)	$918	$50,509	$(19,754)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
	(Successor)

Revenues:
Contract services	$—	$—	$96,364	$12,580	$—	$108,944
Patient services	—	—	115,384	18,257	—	133,641

Total revenues	—	—	211,748	30,837	—	242,585
Costs of operations	—	—	204,050	32,981	—	237,031
Corporate operating expenses	—	—	(25,744)	—	—	(25,744)
Equity in earnings of unconsolidated partnerships	—	—	1,891	—	—	1,891
Interest expense, net	—	—	(31,888)	(592)	—	(32,480)
Loss on sales of centers	—	—	(644)	—	—	(644)
Impairment of goodwill	—	—	(107,405)	—	—	(107,405)
Impairment of other long-lived assets	—	—	(12,366)	—	—	(12,366)

Loss before income taxes	—	—	(168,458)	(2,736)	—	(171,194)
Benefit for income taxes	—	—	(2,009)	—	—	(2,009)

Loss before equity in loss of consolidated subsidiaries	—	—	(166,449)	(2,736)	—	(169,185)
Equity in loss of consolidated subsidiaries	(169,185)	(169,185)	(2,736)	—	341,106	—

Net loss	$(169,185)	$(169,185)	$(169,185)	$(2,736)	$341,106	$(169,185)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE ONE MONTH ENDED JULY 31, 2007

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
	(Predecessor)

Revenues:
Contract services	$—	$—	$9,371	$680	$—	$10,051
Patient services	—	—	10,226	2,085	—	12,311

Total revenues	—	—	19,597	2,765	—	22,362
Costs of operations	—	—	17,866	2,684	—	20,550
Corporate operating expenses	—	—	(1,678)	—	—	(1,678)
Equity in earnings of unconsolidated partnerships	—	—	174	—	—	174
Interest expense, net	—	—	(2,854)	(64)	—	(2,918)

(Loss) income before reorganization items and income taxes	—	—	(2,627)	17	—	(2,610)
Reorganization items, net	—	168,248	30,750	—	—	198,998

Income before income taxes	—	168,248	28,123	17	—	196,388
Provision for income taxes	—	—	62	—	—	62

Income before equity in income of consolidated subsidiaries	—	168,248	28,061	17	—	196,326
Equity in income of consolidated subsidiaries	196,326	28,078	17	—	(224,421)	—

Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2007

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
	(Predecessor)

Revenues:
Contract services	$—	$—	$120,765	$7,928	$—	$128,693
Patient services	—	—	132,391	25,830	—	158,221

Total revenues	—	—	253,156	33,758	—	286,914
Costs of operations	—	—	228,583	32,843	—	261,426
Corporate operating expenses	—	—	(25,496)	—	—	(25,496)
Equity in earnings of unconsolidated partnerships	—	—	3,030	—	—	3,030
Interest expense, net	—	—	(51,960)	(820)		(52,780)
Impairment of goodwill	—	—	(29,595)	—	—	(29,595)

(Loss) income before reorganization items and income taxes	—	—	(79,448)	95	—	(79,353)
Reorganization items, net	—	—	(17,513)	—	—	(17,513)

(Loss) income before income taxes	—	—	(96,961)	95	—	(96,866)
Provision for income taxes	—	—	2,175	—	—	2,175

(Loss) income before equity in income of consolidated subsidiaries	—	—	(99,136)	95	—	(99,041)
Equity in (loss) income of consolidated subsidiaries	(99,041)	(99,041)	95	—	197,987	—

Net (loss) income	$(99,041)	$(99,041)	$(99,041)	$95	$197,987	$(99,041)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2009

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Successor)

OPERATING ACTIVITIES:
Net (loss) income	$(19,754)	$(19,681)	$(31,746)	$918	$50,509	$(19,754)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	41,520	4,064	—	45,584
Amortization of bond discount	—	—	5,375	—	—	5,375
Share-based compensation	73	—	—	—	—	73
Equity in earnings of unconsolidated partnerships	—	—	(2,642)	—	—	(2,642)
Distributions from unconsolidated partnerships	—	—	2,645	—	—	2,645
Gain on sales of centers	—	—	(5,033)	(2,852)	—	(7,885)
Gain on purchase of notes payable	—	(12,065)	—	—	—	(12,065)
Impairment of other long-lived assets	—	—	5,308	—	—	5,308
Deferred income taxes	—	—	(2,223)	—	—	(2,223)
Equity in loss of consolidated subsidiaries	19,681	31,746	(918)	—	(50,509)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	6,088	1,766	—	7,854
Intercompany receivables, net	—	—	10,536	(10,536)	—	—
Other current assets	—	—	(2,368)	(271)	—	(2,639)
Accounts payable and other accrued expenses	—	—	856	(2,386)	—	(1,530)

Net cash provided by (used in) operating activities	—	—	27,398	(9,297)	—	18,101
INVESTING ACTIVITIES:
Acquisition of fixed-site centers	—	—	(8,400)	—	—	(8,400)
Proceeds from sales of centers	—	—	10,909	9,078	—	19,987
Increase in restricted cash	—	—	1,584	—	—	1,584
Additions to property and equipment	—	—	(20,942)	(950)	—	(21,892)
Other	—	—	(2,163)	2,163	—	—

Net cash provided by (used in) investing activities	—	—	(19,012)	10,291	—	(8,721)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(438)	(1,865)	—	(2,303)
Purchase of floating rate notes	—	—	(8,438)	—	—	(8,438)

Net cash used in financing activities	—	—	(8,876)	(1,865)	—	(10,741)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(490)	(871)	—	(1,361)
Cash, beginning of period	—	—	17,934	3,068	—	21,002

Cash, end of period	$—	$—	$17,444	$2,197	$—	$19,641

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Successor)

OPERATING ACTIVITIES:
Net loss	$(169,185)	$(169,185)	$(169,185)	$(2,736)	$341,106	$(169,185)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cash used for reorganization items	—	—	4,764	—	—	4,764
Depreciation and amortization	—	—	47,623	6,075	—	53,698
Amortization of bond discount	—	—	4,522	—	—	4,522
Share-based compensation	—	—	15	—	—	15
Equity in earnings of unconsolidated partnerships	—	—	(1,891)	—	—	(1,891)
Distributions from unconsolidated partnerships	—	—	2,563	—	—	2,563
Loss on sales of centers	—	—	644	—	—	644
Impairment of goodwill	—	—	107,405	—	—	107,405
Impairment of other long-lived assets	—	—	12,366	—	—	12,366
Deferred income taxes	—	—	(1,864)	—	—	(1,864)
Equity in loss of consolidated subsidiaries	169,185	169,185	2,736	—	(341,106)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	6,785	894	—	7,679
Intercompany receivables, net	—	—	1,893	(1,893)	—	—
Other current assets	—	—	(742)	(56)	—	(798)
Accounts payable and other accrued expenses	—	—	(4,895)	144	—	(4,751)

Net cash provided by operating activities before reorganization items	—	—	12,739	2,428	—	15,167
Cash used for reorganization items	—	—	(4,764)	—	—	(4,764)

Net cash provided by operating activities	—	—	7,975	2,428	—	10,403

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	9,050		—	9,050
Increase in restricted cash	—	—	(8,072)		—	(8,072)
Additions to property and equipment	—	—	(7,798)	(464)	—	(8,262)
Other	—	—	132	(247)	—	(115)

Net cash used in investing activities	—	—	(6,688)	(711)	—	(7,399)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(1,689)	(1,785)	—	(3,474)

Net cash used in financing activities	—	—	(1,689)	(1,785)	—	(3,474)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(402)	(68)	—	(470)
Cash, beginning of period	—	—	18,336	3,136	—	21,472

Cash, end of period	$—	$—	$17,934	$3,068	$—	$21,002

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE ONE MONTH ENDED JULY 31, 2007

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Predecessor)

OPERATING ACTIVITIES:
Net income	$196,326	$196,326	$28,078	$17	$(224,421)	$196,326
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	3,263	—	—	3,263
Noncash reorganization items	—	(168,248)	(38,777)	—	—	(207,025)
Depreciation and amortization	—	—	3,956	512	—	4,468
Amortization of deferred financing costs	—	—	145	—	—	145
Equity in earnings of unconsolidated partnerships	—	—	(174)	—	—	(174)
Distributions from unconsolidated partnerships	—	—	58	—	—	58
Equity in loss income of consolidated subsidiaries	(196,326)	(28,078)	(17)	—	224,421	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	223	287	—	510
Intercompany receivables, net	—	(7,768)	8,208	(440)	—	—
Other current assets	—	—	425	(38)	—	387
Accounts payable and other accrued expenses	—	—	(1,614)	80	—	(1,534)

Net cash (used in) provided by operating activities before reorganization items	—	(7,768)	3,774	418	—	(3,576)
Cash used for reorganization items	—	—	(3,263)	—	—	(3,263)

Net cash (used in) provided by operating activities	—	(7,768)	511	418	—	(6,839)

INVESTING ACTIVITIES:
Other	—	—	171	10	—	181

Net cash provided by investing activities	—	—	171	10	—	181

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(306)	(164)	—	(470)
Principal payments on credit facility	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of notes payable	—	12,768	—	—	—	12,768

Net cash provided by (used in) financing activities	—	7,768	(306)	(164)	—	7,298

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	376	264	—	640
Cash, beginning of period	—	—	17,960	2,872	—	20,832

Cash, end of period	$—	$—	$18,336	$3,136	$—	$21,472

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2007

			Guarantor	Non-Guarantor
	Holdings	InSight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Predecessor)

OPERATING ACTIVITIES:
Net (loss) income	$(99,041)	$(99,041)	$(99,041)	$95	$197,987	$(99,041)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	11,367	—	—	11,367
Write-off of deferred financing costs, included in reorganization items	—	—	6,146	—	—	6,146
Depreciation and amortization	—	—	51,308	5,732	—	57,040
Amortization of deferred financing costs	—	—	3,158	—	—	3,158
Equity in earnings of unconsolidated partnerships	—	—	(3,030)	—	—	(3,030)
Distributions from unconsolidated partnerships	—	—	3,008	—	—	3,008
Impairment of goodwill	—	—	29,595	—	—	29,595
Equity in (loss) income of consolidated subsidiaries	99,041	99,041	(95)	—	(197,987)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,015	(8)	—	1,007
Intercompany receivables, net	—	(5,325)	5,084	241	—	—
Other current assets	—	—	(112)	193	—	81
Accounts payable, other accrued expenses and accrued interest subject to compromise	—	—	11,352	(251)	—	11,101

Net cash (used in) provided by operating activities before reorganization items	—	(5,325)	19,755	6,002	—	20,432
Cash used for reorganization items	—	—	(11,367)	—	—	(11,367)

Net cash (used in) provided by operating activities	—	(5,325)	8,388	6,002	—	9,065

INVESTING ACTIVITIES:
Additions to property and equipment	—	—	(11,074)	(5,089)	—	(16,163)
Other	—	118	63	(63)	—	118

Net cash provided by (used in) investing activities	—	118	(11,011)	(5,152)	—	(16,045)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	207	(5,348)	(1,388)	—	(6,529)
Proceeds from issuance of notes payable	—	—	—	1,145	—	1,145
Borrowings on revolving credit facility	—	5,000	—	—	—	5,000
Other	—	—	(13)	1	—	(12)

Net cash provided by (used in) financing activities	—	5,207	(5,361)	(242)	—	(396)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(7,984)	608	—	(7,376)
Cash, beginning of year	—	—	25,944	2,264	—	28,208

Cash, end of year	$—	$—	$17,960	$2,872	$—	$20,832

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of June 30, 2009. This evaluation was carried out under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth the names, ages and positions of our directors and executive officers (as defined by Rule 3b-7 of the Exchange Act) as of September 18, 2009:

Name	Age	Title

Wayne B. Lowell	54	Chairman of the Board and Director
Louis E. Hallman, III	50	President and Chief Executive Officer and Director
Patricia R. Blank	59	Executive Vice President — Revenue Cycle Management
Donald F. Hankus	55	Executive Vice President and Chief Information Officer of InSight
Keith S. Kelson	42	Executive Vice President and Chief Financial Officer
Steven M. King	55	Executive Vice President — Sales and Marketing
Eugene Linden	62	Director
Scott A. McKee	34	Vice President — Corporate Development InSight Health Corp.
Richard Nevins	62	Director
James A. Ovenden	46	Director
Bernard J. O’Rourke	49	Executive Vice President and Chief Operating Officer
Bryce O. Robinson	35	Vice President, General Counsel and Secretary
Keith E. Rechner	51	Director
Steven G. Segal	49	Director

Wayne B. Lowell has been a member of our Board of Directors since August 1, 2007 and our Chairman since August 7, 2007. From late 2007 to 2008, he was Chief Executive Officer of Wellmed Medical Management, Inc. From 1998 to late 2007 and subsequent to 2008, he served as President of Jonchra Associates, LLC, which provides strategic and operating advice to senior management of private-equity funded and publicly held entities. Mr. Lowell worked at PacifiCare Health Systems from 1986 to 1998, most recently holding the positions of Executive Vice President, Chief Financial Officer and Chief Administrative Officer.

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

Patricia R. Blank has been our Executive Vice President — Revenue Cycle Management since May 15, 2008. From March 28, 2006 through May 15, 2008 she was InSight’s Executive Vice President-Clinical Services and Support. She was InSight’s Executive Vice President-Enterprise Operations from October 22, 2004 to March 28, 2006. She was InSight’s Executive Vice President and Chief Information Officer from September 1, 1999 to October 22, 2004. Prior to joining InSight, Ms. Blank was the principal of Blank & Company, a consulting firm specializing in healthcare consulting. From 1995 to 1998, Ms. Blank served as Executive Vice President and Chief Operating Officer of HealthHelp, Inc., a Houston, Texas-based radiology services organization managing radiology provider networks in multiple states. From 1988 to 1995, she was corporate director of radiology of FHP, a California insurance company.

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

Keith S. Kelson has been our Executive Vice President and Chief Financial Officer since November 1, 2008. Mr. Kelson served as Chief Financial Officer of Securus Technologies, Inc., a national telecommunications company, from September 2004 to July 2008 and served as Chief Financial Officer of Evercom Holdings, Inc., from March 2000 until it was acquired by Securus in September 2004. Prior to joining Evercom in 1998, he was a certified public accountant in the accounting and auditing services division of Deloitte & Touche LLP and held various financial positions with subsidiaries of Kaneb Services, Inc. He has over 20 years of combined accounting experience, serving seven of those years in public accounting with Deloitte & Touche LLP and 13 years in financial management. Mr. Kelson has a B.B.A. in Accounting from Texas Christian University, from which he graduated cum laude. He has had executive level education at IMD International in Lausanne, Switzerland.

Steven M. King has been our Executive Vice President — Sales and Marketing since October 27, 2008. Prior to this appointment, Mr. King served as a Director, Consultant, and Interim Vice President of Sales for HeartSmart Technologies, a provider of a non-invasive diagnostic tool for the early detection of cardiovascular disease, from July 2007 to June 2008. From July 2006 through June 2007, he was Vice President of Sales and Marketing at Health Savings Technology, a provider of healthcare administrative tools for consumer directed healthcare. From March 2003 through October 2004, he was Vice President of Sales for the 3E Company, a provider of outsourced data solutions and service. From 1997 to 2003, he was Executive Vice President of Sales for Woodside Biomedical, Inc., manufacturer of medical device technology to treat nausea and vomiting associated with surgery, oncology, and pregnancy.

Eugene Linden has been a member of our Board of Directors since August 1, 2007. He has been the Chief Investment Strategist of Bennett Management Corporation, a family of investment funds, since 2005. From 1987 to 1995, Mr. Linden was a senior writer at TIME Magazine. Mr. Linden currently serves as a director of Cibus Genetics LLC and Syratech Corporation.

Scott A. McKee has been the Vice President — Corporate Development of InSight Health Corp. since August 1, 2008. Mr. McKee served as Chief Development Officer of American Health Imaging, Inc., a national diagnostic imaging company, from 2005 to 2008 and served in several capacities at Center for Diagnostic Imaging, Inc., a national diagnostic imaging company, from 2000 through 2005. He has over 9 years of combined experience in diagnostic imaging in finance and development. Mr. McKee has a B.B.A. in Marketing and an M.B.A with emphasis in finance from the University of North Dakota.

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

James A. Ovenden has been a member of our Board of Directors since August 1, 2007. Since May 1, 2009, he has been the Chief Financial Officer for AstenJohnson Holdings, a manufacturer of paper machine clothing, specialty fabrics, filaments and drainage equipment. From 2004 until December 31, 2007, he was the Chief Financial Officer and a founding principal of OTO Development, LLC (“OTO”), a hospitality development company established in 2004. From January 2008 to December 2008, he was an advisor to OTO. Mr. Ovenden has also served as a principal consultant with CFO Solutions of SC, LLC since 2002. Mr. Ovenden was the Chief Financial Officer of Extended Stay America, Inc. from January 2004 to May 2004 and held various positions at CMI Industries, Inc. from 1987 to 2002, including Chief Financial Officer. Mr. Ovenden currently serves as a director, and as chairman of the audit committee of the board of directors, of Polymer Group, Inc.

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

Bryce O. Robinson has been our Vice President, General Counsel and Secretary since May 1, 2009. From November 1, 2008 to April 30, 2009 he was our General Counsel and Secretary. From December 2003 to October 31, 2008, he served as Assistant General Counsel of InSight Health Corp. From 1999 to December 2003, he was an associate with the law firm of Latham & Watkins LLP.

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

The Audit Committee has adopted a written charter, which is available on our website at the following internet address http://www.insighthealth.com/articles/boarddocs/Audit%20Committee%20Charter.pdf. The charter should not be considered as part of this Form 10-K. The Audit Committee charter provides that the Audit Committee will:

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

The Audit Committee of the Board of Directors approved PricewaterhouseCoopers LLP (“PWC”) as our independent registered public accountants to audit our consolidated financial statements for fiscal 2009 and to review of our interim condensed consolidated financial statements for the quarter ending September 30, 2009. PWC has been our independent registered public accounting firm since 2002.

Compensation Committee

The Compensation Committee consists of Keith E. Rechner (Chairman), James A. Ovenden and Steven G. Segal. The Compensation Committee assists the Board of Directors by ensuring that our executives are compensated in accordance with our total compensation objectives and executive compensation policy. The Board of Directors has established a charter for the Compensation Committee, which is available on our website at the following internet address http://www.insighthealth.com/articles/boarddocs/Compensation%20Committee%20Charter.pdf. The charter should not be considered as part of this Form 10-K. The charter provides that the Compensation Committee will:

•	review and recommend to the Board of Directors the compensation of the Chief Executive Officer;

•	administer the Company’s stock option or other equity-based compensation plans and programs; and

•	oversee the Company’s management compensation and benefits policies, including both qualified and non-qualified plans.

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

Code of Ethical Conduct

See Item 13. Certain Relationships and Related Transactions and Director Independence — Policies and Procedures Regarding Related Persons and Code of Ethical Conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended June 30, 2009 and 2008 of (1) each person who served as our principal executive officer during fiscal 2009 and (2) the other two most highly compensated executive officers serving as executive officers at June 30, 2009. We refer to these officers collectively as the “named executive officers”.

	Fiscal
	Year		Non-Equity
	Ended		Incentive Plan	All Other	Total
Name and Principal Position	June 30,	Salary	Compensation(1)	Compensation(2)	Compensation

Louis E. Hallman, III	2009	$424,231	$52,153	$34,524	$510,908
President and Chief Executive	2008	333,799	50,000	35,406	419,205
Officer
Patricia R. Blank	2009	293,193	25,843	43,157	362,193
Executive Vice President —	2008	286,054	28,822	38,175	353,051
Revenue Cycle Management
Bernard O’Rourke	2009	266,747	29,809	51,486	348,042
Executive Vice President —	2008	200,699	74,900	38,549	314,148
Chief Operating Officer

(1)	The components of Non-Equity Incentive Plan Compensation are annual cash incentive awards, which are based on our financial performance and a named executive’s performance of his or her personal management objectives. These are earned and accrued during the fiscal year and paid subsequent to the end of each fiscal year.

(2)	Amounts of All Other Compensation are comprised of the following perquisites: (i) automobile allowances, (ii) automobile operating expenses, (iii) the Company’s contributions to our 401(k) Savings Plan, (iv) specified premiums on executive life insurance arrangements, (v) specified premiums on executive health and disability insurance arrangements, and (vi) certain professional membership dues.

Annual Base Salary.  Base salaries for executive officers are established based on the scope of their responsibilities, individual contribution, prior experience, sustained performance, competitive salary levels within our peer group, and our annual operating plan. No increases in annual base salaries have been recommended to or approved by the Board of Directors for fiscal 2010.

Annual Cash Incentive Awards.  For fiscal 2008, pursuant to the 2008 Executive Management Incentive Compensation Plan, 75% of the targeted cash incentive award was based on the Company’s financial performance, and 25% of the targeted cash incentive award was based upon the discretion of the Compensation Committee. Annual targets for the determination of the cash incentive awards are based on financial performance targets, which have been approved by the Compensation Committee and are generally considered by the Compensation Committee to be reasonably attainable. For fiscal 2008, 75% of the targeted cash incentive awards were only payable if we exceeded 90% of our financial performance target. Since the Company did not achieve 90.0% of the financial performance target only the 25% portion is payable at the discretion of the Compensation Committee. The Compensation Committee (and the Board of Directors in the case of Mr. Hallman’s award) approved discretionary incentive cash awards relative to the 25% portion for our named executive officers as described in the Summary Compensation Table above.

For the three years ending June 30, 2011, our ability to utilize our limited capital resources for maximizing stockholder value is considered by the Board of Directors to be a critical component of our overall strategy. The Compensation Committee determined that it was important to change the Company’s cultural and philosophical bias from historically using EBITDA or EBITDAL as financial performance targets to a heightened focus on return on capital. Accordingly for fiscal 2009, the Board of Directors approved a Three Year Executive Incentive Compensation Plan (“2009 Plan”), in which the executive officers will participate, with a performance target based on a “profit after capital charge” or “Company PACC”. By implementing the 2009 Plan, the Compensation Committee believed it will motivate the executive officers to maximize earnings from the Company’s core assets and focus them on the total capital expended in connection with maintaining and growing such assets. The annual cash incentive award will be:

•	80% based on the executive officers’ participation in Company PACC, and

•	20% based on the executive officers’ performance relative to quarterly personal management objectives (“PMOs”).

The portion of the executive officers’ awards, based on Company PACC will be calculated by first determining Company PACC and then calculating the executive officers’ percentage participation provided certain threshold levels are met. Company PACC will be calculated by taking the Company’s EBITDA and subtracting the product of: (a) the Company’s weighted average tangible asset base, multiplied by (b) 18%, the target minimum return on capital employed. The Company’s weighted average tangible asset base will be determined at the beginning of each fiscal year and adjusted for asset additions, removals, and straight line depreciation.

Individual targeted cash awards will be determined as a percentage of Company PACC based on the following participation percentages: Mr. Hallman — 1.0%, Ms. Blank — 0.50% and Mr. O’Rourke — 0.55%.

The portion of the executive officers’ incentive award attributable to meeting financial performance targets is based on actual Company PACC performance. In order for the executive officers to be eligible for an award, they must achieve at least 90% of budgeted Company PACC. Above a 90% achievement level and up to 100% achievement, the executive officers will receive an award based on a linear payout trend. Should the executive officers exceed 100% of budgeted Company PACC, they will be eligible to share in a portion of the incremental Company PACC above budget. Since the Company did not achieve 90.0% of the financial performance target for fiscal 2009, only the 20% portion with respect to PMOSs was payable at the discretion of the Compensation Committee. The 2009 Plan was originally intended to increase the Company PACC by 5% for fiscal 2010 and fiscal 2011. The Board of Directors determined not to raise the Company PACC by 5% for fiscal 2010 because of the country’s current economic environment, but has not made a decision with respect to fiscal 2011.

As mentioned above, 20% of each executive officer’s incentive award will be based on achievement of certain PMOs established over the course of the year, and approved by the President and Chief Executive Officer with respect to executive officers other than himself. In the case of the President and Chief Executive Officer, the Board of Directors shall approve his PMOs. Eligibility for the PMOs will be based on each executive officer’s achievement of quarterly goals and objectives as determined by the executive officer and his or her supervisor. The Compensation Committee (and the Board of Directors in the case of Mr. Hallman’s award) approved incentive cash awards relative to the 20% portion for our named executive officers in the amounts as described in the Summary Compensation Table above.

Annual targets for the determination of Company PACC have been based on budgeted profitability levels, which have been approved by the Board of Directors and are generally considered by the Board of Directors to be reasonably attainable while requiring substantial effort. The 2009 Plan can be modified at the discretion of the Compensation Committee.

Long-Term Equity Awards.  The Board of Directors granted all stock options based on the fair market value as of the date of grant, which is determined using the mean between the bid and ask of the quoted price per share on the Over-The-Counter Bulletin Board on the date of grant. Additional grants may be made following a significant change in job responsibility or in recognition of a significant achievement. The stock option grants to executive officers under the Employee Stock Option Plan become vested and exercisable if, and only if, a refinancing event (as defined in the stock option agreements) is achieved. Our Compensation Committee believes that the vesting conditions of our stock options will prove an incentive for executive officers to remain with us for a reasonable time frame to complete the refinancing event. Awards under the Employee Stock Option Plan are subject to the change of control provisions described therein.

Additional Benefits and Perquisites.  We also provide the following additional benefits and perquisites as a supplement to other compensation:

•	Medical Insurance. At our sole cost, we provide to each named executive officer and certain other officers and their eligible dependents such health, dental and vision insurance as we may from time to time make available.

•	Life and Long-Term Disability Insurance. At our sole cost, we provide each named executive officer and certain other officers such long-term disability and/or life insurance as we in our sole discretion may from time to time make available.

•	401(k) Savings Plan. Until May 2009, we made matching contributions to our 401(k) Savings Plan in an amount equal to fifty cents for each dollar of participant contributions, up to a maximum of 6% of the participant’s compensation for each pay period and subject to certain other limits. In May 2009, we made the match discretionary at the Company’s election. Participation is not limited to officers, and all full-time employees are eligible to participate in the 401(k) Savings Plan.

•	Automobile Allowance and Operating Expenses. Mr. Hallman receives an automobile allowance of $1,000 per month, and the other named executive officers and certain other officers receive an automobile allowance of $750 per month. We pay the named executive officers’ and certain other officers’ expenses incidental to the operation of an automobile.

Employment Agreements

We have entered into an employment agreement with each of our named executive officers and certain other executives. Each employment agreement with our named executive officers provides for a term of 12 months on a continuing basis, subject to certain termination rights. These employment agreements provide for an annual salary as well as a cash incentive award; 80% of the cash incentive award is based on our achievement of budgetary goals, and 20% of the cash incentive award is based upon the achievement of other goals (i.e., PMOs) mutually agreed upon by each executive and our President and Chief Executive Officer and approved by our Board of Directors (except in the case of Mr. Hallman, whose goals are agreed upon by our Board of Directors). Each executive officer with an employment agreement is provided with a life insurance policy of three times the amount of his or her annual base salary and is entitled to participate in our life insurance, medical, health and accident and disability plan or program, pension plan or other similar benefit plan and any stock option plans. Each executive officer with an employment agreement is subject to a noncompetition covenant and nonsolicitation provisions during the term of his or her employment and continuing for a period of 12 months after the termination of his or her employment.

Under the terms of each executive’s employment agreement, each executive’s employment will immediately terminate upon his or her death and the executors or administrators of his or her estate or his or her heirs or legatees (as the case may be) will be entitled to all accrued and unpaid compensation up to the date of his or her death. Each executive’s employment agreement will terminate and each of them will be entitled to all accrued and unpaid compensation, as well as twelve months of compensation at the annual salary rate then in effect upon the occurrence of the following:

(1) Upon the executive’s permanent and total disability (i.e., the executive is unable substantially to perform his or her services required by the employment agreement for three consecutive months or shorter periods aggregating three months during any twelve month period); provided, however, that our obligation to make payments of twelve months of compensation at the annual salary rate then in effect may be reduced by the amount which the executive is entitled to receive under the terms of our long-term disability insurance policy.

(2) Upon our 30 days’ written notice to the executive of the termination of the executive’s employment without cause. The employment agreements generally define cause as the occurrence of one of the following:

•	the executive has been convicted or pled guilty or no contest to any crime or offense (other than any crime or offense relating to the operation of an automobile) which is likely to have a material adverse impact on the business operations or financial or other condition of our business, or any felony offense;

•	the executive has committed fraud or embezzlement;

•	the executive has breached any of his or her obligations under the employment agreement and failed to cure the breach within 30 business days following receipt of written notice of such breach;

•	we, after reasonable investigation, find that the executive has violated our material written policies and procedures, including but not necessarily limited to, policies and procedures pertaining to harassment and discrimination;

•	the executive has failed to obey a specific written direction from our Board of Directors (unless such specific written instruction represents an illegal act), provided that (i) such failure continues for a period of 30 business days after receipt of such specific written direction, and (ii) such specific written direction includes a statement that the failure to comply therewith will be a basis for termination hereunder; or

•	any willful act or omission on the executive’s part which is materially injurious to our financial condition or business reputation.

(3) If the executive terminates his or her employment with us for good reason. The employment agreements generally define good reason as:

•	the relocation by us, without the executive’s consent, of the executive’s principal place of employment to a site that is more than a specified number of miles from the executive’s principal residence;

•	a reduction by us, without the executive’s consent, in the executive’s annual salary, duties and responsibilities, and title, as they may exist from time to time; or

•	our failure to comply with any material provision of the employment agreement which is not cured within 30 days after notice of such noncompliance has been given by the executive, or if such failure is not capable of being cured in such time, for which a cure shall not have been diligently initiated by us within the 30 day period.

(4) If the executive’s employment is terminated by us without cause or he or she terminates his or her employment for good reason within twelve months of a change in control. The consummation of the exchange offer and the plan of reorganization did not constitute a change in control under the employment agreements with the named executive officers. A change in control shall generally be deemed to have occurred if:

•	any person, or any two or more persons acting as a group, and all affiliates of such person or persons (a “Group”), who prior to such time beneficially owned less than 50% of our then outstanding capital stock shall acquire shares of our capital stock in one or more transactions or series of transactions, including by merger, and after such transaction or transactions such person or group and affiliates beneficially own 50% or more of our outstanding capital stock; or

•	we sell all or substantially all of its assets to any Group which, immediately prior to the time of such transaction, beneficially owned less than 50% of our then outstanding capital stock.

In addition, if any employment agreement is terminated pursuant to the foregoing (1) to (4), we will maintain at its expense until the earlier of twelve months after the date of termination or commencement of the executive’s benefits pursuant to full-time employment with a new employer under such employer’s standard benefits program, all life insurance, medical, health and accident and disability plans or programs, in which the executive was entitled to participate immediately prior to the date of termination.

Any payments and benefits under the existing employment agreements will be made in compliance with Section 409A of the Internal Revenue Code, which could result in an executive not receiving certain payments or benefits during a delay period following such person’s separation from us.

Outstanding Equity Awards at Year End

The following table contains certain information regarding equity awards held by the named executive officers as of June 30, 2009:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration	Market
Named Executive Officer	Exercisable	Unexercisable(1)	Price	Date	Value

Louis E. Hallman, III	—	192,000	$0.36	8/19/2018	—
Patricia R. Blank	—	65,000	0.36	8/19/2018	—
Bernard O’Rourke	—	85,000	0.36	8/19/2018	—

(1)	The options will vest and become exercisable, if and only if, a refinancing event (as defined in the stock option agreements) is achieved prior to the expiration of the options.

Equity Compensation Plan Information

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of June 30, 2009 for all of our stock option plans:

	Number of		Number of
	securities		securities
	to be issued	Weighted-average	remaining
	upon exercise	exercise of	available for
	of outstanding	outstanding	future issuance
Plan Category	options	options	under plans

Equity compensation plans approved by security holders	779,096	$0.50	181,000
Equity compensation plans not approved by security holders	0	0	0

Compensation of Directors

We reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as directors. Each non-employee director receives an annual fee of $30,000, a fee of $2,000 for each in-person Board of Directors meeting and a fee of $1,000 for each telephonic Board of Directors meeting. In addition, the Chairman of the Board, the Chairman of the Audit Committee and the Chairman of the Compensation Committee, each receive an additional annual fee of $20,000, $10,000 and $5,000, respectively. Also, each Audit and Compensation Committee member receives a fee of $1,000 for each in-person committee meeting and a fee of $500 for each telephonic committee meeting. Finally, we established the Director Plan, an equity plan for the non-employee directors in an amount of approximately 2% of our issued and outstanding common stock.

The following table sets forth the compensation of our non-employee directors for the year ended June 30, 2009:

	Fees Earned
	or Paid	Option Awards	All Other
Name	In Cash	(1)(2)	Compensation	Total

Eugene Linden	$45,000	$12,192	—	$57,192
Wayne B. Lowell	73,004	12,192	—	85,196
Richard Nevins	52,000	12,192	—	64,192
James A. Ovenden	65,996	12,192	—	78,188
Keith E. Rechner	56,004	12,192	—	68,196
Steven G. Segal(3)	46,500	12,192	—	58,692

(1)	Represents the dollar amount we recognized for financial statement reporting purposes in fiscal 2009 in accordance with Financial Accounting Standards Board Statement No. 123R. See Note 14 in our consolidated financial statements included in this Form 10-K.

(2)	On April 14, 2008, each of the non-employee directors was granted nonstatutory options to purchase 16,008 shares of common stock at $1.01 per share and 16,008 shares of common stock at $1.16 per share pursuant to the Director Plan subject to approval of the Director Plan by the Company’s stockholders. Each set of options becomes exercisable in increments of one third (1/3) (5,366 per set) on December 31, 2008, 2009 and 2010. The options become immediately exercisable prior to a change of control of the Company. The options are scheduled to expire on August 14, 2018.

(3)	Mr. Segal’s director/committee and meeting fees are paid to J.W. Childs Equity Partners II, L.P.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 15, 2009, by: (i) each person or entity known to us owning beneficially 5% or more of our common stock; (ii) each member of our Board of Directors; (iii) each of the named executive officers; and (iv) all directors and executive officers (as defined by Rule 3b-7 under the Exchange Act) as a group. At September 15, 2009, our outstanding securities consisted of approximately 8,644,444 shares of common stock. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. The business address of each director and executive officer is: c/o InSight Health Services Holdings Corp., 26250 Enterprise Court, Suite 100, Lake Forest, California 92630.

	Amount and Nature	Percent of
	of Beneficial	Common Stock
	Ownership of	Beneficially
Names and Addresses of Beneficial Owners	Common Stock(1)	Owned(1)

James D. Bennett(2)	2,040,000	23.6%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901
Bennett Restructuring Fund, L.P.(3)	1,206,000	14.0%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901
Bennett Offshore Restructuring Fund, Inc.(4)	730,000	8.4%
2 Stamford Plaza, Suite 1501
Stamford, Connecticut 06901
Cohanzick Absolute Return Master Fund, Limited	1,159,564	13.4%
c/o Cohanzick Offshore Advisors, L.P.
427 Bedsford Road
New York, New York 10022
JPMorgan Chase & Co.(5)	741,220	8.5%
4 New York Plaza, 16th Floor
New York, NY 10004
J.W. Childs Equity Partners II, L.P.(6)	687,641	8.0%
111 Huntington Avenue, Suite 2900
Boston, Massachusetts 02199
Eugene Linden(7)	10,672	0.1%
Wayne B. Lowell(8)	10,672	0.1%
Richard Nevins(9)	10,672	0.1%
James A. Ovenden(10)	10,672	0.1%
Keith E. Rechner(11)	10,672	0.1%
Steven G. Segal(12)	10,672	0.1%
Louis E. Hallman, III(13)	—	—
Patricia R. Blank(14)	—	—
Bernard O’Rourke(15)	—	—
All directors and executive officers as a group (14 persons)(16)	—	—

(1)	For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days of September 15, 2009.

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

(3)	Includes 1,206,000 shares of common stock owned directly by Bennett Restructuring Fund, L.P. The general partner of Bennett Restructuring Fund, L.P. is Restructuring Capital Associates, L.P., a Delaware limited partnership, and the general partner of Restructuring Capital Associates, L.P. is Bennett Capital Corporation, a Delaware corporation, of which James D. Bennett is President and sole stockholder. Mr. Bennett, Bennett Capital Corporation and Restructuring Capital Associates, L.P. may be deemed to beneficially own an aggregate of 1,206,000 shares of common stock held by Bennett Restructuring Fund, L.P. Each of Mr. Bennett, Restructuring Capital Associates, L.P., and Bennett Capital Corporation specifically disclaim beneficial ownership of the shares of common stock deemed to be beneficially owned except to the extent of his or its pecuniary interest therein.

(4)	Includes 730,000 shares of common stock owned directly by Bennett Offshore Restructuring Fund, Inc. The investment manager of Bennett Offshore Restructuring Fund, Inc. is Bennett Offshore Investment Corporation, a Connecticut corporation, of which James D. Bennett is the President and, together with the BT Trust U/D 12/9/2004, the owner. Mr. Bennett, BT Trust U/D 12/9/2004 and Bennett Offshore Investment Corporation may be deemed to beneficially own the 730,000 shares of common stock held by Bennett Offshore Restructuring Fund, Inc. Each of Mr. Bennett, BT Trust U/D 12/9/2004 and Bennett Offshore Investment Corporation specifically disclaim beneficial ownership of the shares of common stock deemed to be beneficially owned except to the extent of his or its pecuniary interest therein.

(5)	Includes 741,220 shares of common stock owned directly by J.P. Morgan Securities Inc., whose parent corporation is JPMorgan Chase & Co.

(6)	Includes 634,130 shares of common stock owned directly by J.W. Childs Equity Partners II, L.P. and 53,511 shares of our common stock owned directly by JWC-InSight Co-invest LLC, an affiliate of J.W. Childs Equity Partners II, L.P. The general partner of J.W. Childs Equity Partners II, L.P. is J.W. Childs Advisors II, L.P., a Delaware limited partnership. The general partner of J.W. Childs Advisors II, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership. The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation. J.W. Childs Advisors II, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the 687,641 shares of our common stock held by J.W. Childs Equity Partners II, L.P. and JWC-InSight Co-invest LLC. John W. Childs, Glenn A. Hopkins, Adam L. Suttin, William E. Watts, and David Fiorentino, as well as Steven G. Segal (as indicated in footnote 12), share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

(7)	As the Chief Investment Strategist of Bennett Management Corporation, an affiliate of James D. Bennett, Mr. Linden may be deemed to beneficially own the shares of common stock beneficially held by Mr. Bennett and his affiliated entities. Mr. Linden disclaims beneficial ownership of such shares. Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(8)	Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not currently exercisable. See “Director Compensation” for details regarding the grant of these options.

(9)	Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(10)	Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(11)	Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(12)	As a Special Limited Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P., and a member of JWC-InSight Co-invest LLC, Mr. Segal may be deemed to beneficially own the 634,130 shares of our common stock owned by J.W. Childs Equity Partners II, L.P. and the 53,511 shares of our common stock held directly by JWC-InSight Co-invest LLC. Mr. Segal disclaims beneficial ownership of such shares. Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(13)	Does not include an option to purchase 192,000 shares of our common stock at an exercise price of $0.36 per share, which is not yet exercisable. See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

(14)	Does not include an option to purchase 65,000 shares of our common stock at an exercise price of $0.36 per share, which is not yet exercisable. See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

(15)	Does not include an option to purchase 85,000 shares of our common stock at an exercise price of $0.36 per share, which is not yet exercisable. See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

(16)	Does not include options to 715,064 shares of our common stock at various exercise prices, which are not yet exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation Committee Interlocks and Insider Participation

During fiscal 2009, the Company’s Compensation Committee comprised of Keith E. Rechner (Chairman), James A. Ovenden and Steven G. Segal. No member of our Compensation Committee is or was during fiscal 2009 an employee, or is or has ever been an officer, of the Company or any of its subsidiaries. No executive officer of the Company served as a director or a member of the Compensation Committee of another company, one of whose executive officers served as a member of the Company’s Board of Directors or the Compensation Committee. During fiscal 2009, Mr. Segal was affiliated with J.W. Childs Equity Partners II, L.P., which beneficially owns 8.0% of our common stock. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Family-Member Relationship

Patricia K. Kincaid, M.D. is a sister-in-law of Donald F. Hankus, InSight’s Executive Vice President and Chief Information Officer, and a principal or partner of West Rad Medical Group, Inc. (“WRMG”), a professional radiology medical group. During fiscal 2009, we paid WRMG approximately $188,000 in connection with its provision of certain professional services to three fixed-site centers in California. During fiscal 2009, we sold two of these fixed-site centers to affiliates of WRMG in separate transactions for total consideration of approximately $0.5 million. We closed the other fixed-site center in July, 2008, and are no longer actively using the services of WRMG or its affiliates. In addition, an affiliated company of WRMG’s had an economic interest in the joint venture that owned one of these fixed-site centers. WRMG’s provision of professional services to us began more than two years prior to our employment of Mr. Hankus.

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

Director Independence

Our common stock does not trade on any national securities exchange or any inter-dealer quotation system which has requirements as to the independence of directors; however, in accordance with the rules of the SEC, the following statements regarding director independence are based on the requirements of the NASDAQ Stock Market. Based on these independence requirements, we believe that our directors are independent, except for Mr. Hallman, our President and Chief Executive Officer, and Mr. Linden. Mr. Linden is the Chief Investment Strategist of Bennett Management Corporation, which is an affiliate of James D. Bennett, who through affiliates, is the largest beneficial holder of our common stock.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents information about fees that PWC, our independent public registered accountants, charged us (1) to audit our annual consolidated financial statements for the years ended June 30, 2009 and 2008, and (2) for other services rendered during those years.

	2009	2008

Audit Fees(1)	$386,000	$673,000
Audit Related Fees	—	—
Tax Fees(2)	159,000	162,000

Subtotal	$545,000	$835,000
All Other Fees	—	—

Total Fees	$545,000	$835,000

(1)	Audit Fees — fees for auditing our annual consolidated financial statements, reviewing the condensed consolidated financial statements included in our quarterly reports on Form 10-Q and registration statement related to an exchange offer and other SEC filings.

(2)	Tax Fees — fees for reviewing federal, state, and local income and franchise tax returns, tax research and other tax planning services.

The charter for Holdings’ audit committee requires that the audit committee (or a representative of the committee) pre-approve all audit and non-audit services performed by our independent registered public accounting firm. Consistent with this policy, for the years ended June 30, 2009 and 2008 all audit and non-audit services performed by PWC were pre-approved by a representative of Holdings’ audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

ITEM 15 (a) (1).	FINANCIAL STATEMENTS

Included in Part II of this report:

ITEM 15 (a) (2).	FINANCIAL STATEMENT SCHEDULES

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because they are either not required or not applicable, or the information is presented in the consolidated financial statements or notes thereto.

ITEM 15 (a) (3).	EXHIBITS

Exhibit
Number		Description and References

*2	.1	Second Amended Joint Prepackaged Plan of Reorganization of InSight Health Services Holdings Corp. (the “Company”), et al. dated May 29, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*2	.2	Amended Plan Supplement of the Company, et al. dated July 7, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*3	.1	Amended and Restated Certificate of Incorporation of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*3	.2	Second Amended and Restated Bylaws of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*4	.1	Indenture, dated September 22, 2005, by and among InSight Health Services Corp. (“InSight”), the Company, the subsidiary guarantors (named therein) and U.S. Bank National Association, with respect to Senior Secured Floating Rate Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.2	First Supplemental Indenture, dated as of May 18, 2006, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 27, 2006.
*4	.3	Second Supplemental Indenture, dated as of May 29, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 4, 2007.
*4	.4	Third Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.

Exhibit
Number		Description and References

*4	.5	Fourth Supplemental Indenture, dated as of December 16, 2009, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-Q, filed on February 17, 2009.
*4	.6	Security Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.7	Pledge Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.8	Collateral Agency Agreement, dated September 22, 2005, among the Loan Parties (as defined therein) and U.S. Bank National Association, as Trustee and Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.9	Registration Rights Agreement, dated as of August 1, 2007, by and among the Company and certain holders of the Company’s common stock, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*10	.1	Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, by and among InSight’s subsidiaries listed therein, the lenders named therein and Bank of America, N.A. as collateral and administrative agent, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 7, 2007.
*10	.2	Executive Employment Agreement, dated October 22, 2004, among InSight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.
*10	.3	Executive Employment Agreement, dated April 7, 2008, among InSight, and Louis E. Hallman, III, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 14, 2008.
*10	.4	Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Donald F. Hankus, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2005.
*10	.5	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 22, 2005.
*10	.6	Form of the Company’s and InSight’s Indemnification Agreement, previously filed and incorporated by references from the Company’s Annual Report Form 10-K filed on September 21, 2007.
*10	.7	The Company’s 2008 Director Stock Option Plan, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.8	Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.01 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.9	Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.16 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.10	The Company’s 2008 Employee Stock Option Plan previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.11	Form of the Company’s 2008 Employee Stock Option Plan Nonstatutory Stock Option Grant Agreement, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.12	Executive Employment Agreement dated May 15, 2008, by and between InSight and Bernard J. O’Rourke, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on May 21, 2008.
*10	.13	Executive Employment Agreement dated October 27, 2008, by and between InSight and Keith S. Kelson, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 4, 2008.

Exhibit
Number		Description and References

*10	.14	Executive Employment Agreement dated October 27, 2008, by and between InSight and Steven M. King, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 4, 2008.
21.1		Subsidiaries of Company, filed herewith.
31.1		Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
31.2		Certification of Keith S. Kelson, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
32.1		Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Keith S. Kelson, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed

ITEM 15 (b).	The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 15 (c).	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By	/s/ Louis E. Hallman, III
Louis E. Hallman, III, President and
Chief Executive Officer

Date: September 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Hallman, III Louis E. Hallman, III	President and Chief Executive Officer and Director (Principal Executive Officer)	September 21, 2009

/s/ Keith S. Kelson Keith S. Kelson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 21, 2009

/s/ Wayne B. Lowell Wayne B. Lowell	Chairman of the Board and Director	September 21, 2009

/s/ Eugene Linden Eugene Linden	Director	September 21, 2009

/s/ Richard Nevins Richard Nevins	Director	September 21, 2009

/s/ James A. Ovenden James A. Ovenden	Director	September 21, 2009

/s/ Keith E. Rechner Keith E. Rechner	Director	September 21, 2009

/s/ Steven G. Segal Steven G. Segal	Director	September 21, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company intends to mail to its stockholders this Form 10-K, a proxy statement and a form of proxy to all stockholders in connection with its 2009 Annual Meeting of Stockholders. Because the Company has no class of securities registered pursuant to Section 12(b) of the Exchange Act, it does not intent to file its definitive proxy statement with the SEC.

SCHEDULE II

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED JUNE 30, 2009, ELEVEN MONTHS ENDED JUNE 30, 2008,
ONE MONTH ENDED JULY 31, 2007 AND THE YEAR ENDED JUNE 30, 2007

	Balance at					Balance at
	Beginning of	Charges to	Charges to			End of
	Period	Expenses	Revenues	Other		Period
	(Amounts in thousands)

Successor
Year ended June 30, 2009:
Allowance for doubtful accounts	$8,518	$3,986	$—	$(8,100	)(A)	$4,404
Allowance for contractual adjustments	15,401	—	125,694	(128,176	)(B)	12,919
Valuation Allowance on Deferred Taxes	72,174	—	—	5,448	(C)	77,622

	$100,199	$3,986	$125,694	$(130,828)		$93,537

Eleven months ended June 30, 2008:
Allowance for doubtful accounts	$12,515	$5,790	$—	$(9,787	)(A)	$8,518
Allowance for contractual adjustments	21,518	—	153,002	(159,119	)(B)	15,401
Valuation Allowance on Deferred Taxes	89,441	—	—	(17,267	)(C)	72,174

	$123,474	$5,790	$153,002	$(182,067)		$100,199

Predecessor
One month ended July 31, 2007:
Allowance for doubtful accounts	$12,648	$389	$—	$(522	)(A)	$12,515
Allowance for contractual adjustments	21,454	—	14,585	(14,521	)(B)	21,518
Valuation Allowance on Deferred Taxes	89,441	—	—	—		89,441

	$123,543	$389	$14,585	$(15,043)		$123,474

Year ended June 30, 2007:
Allowance for doubtful accounts	$9,788	$5,643	$—	$(2,783	)(A)	$12,648
Allowance for contractual adjustments	22,712	—	175,085	(176,343	)(B)	21,454
Valuation Allowance on Deferred Taxes	65,572	—	—	23,869	(C)	89,441

	$98,072	$5,643	$175,085	$(155,257)		$123,543

(A)	Write-off of uncollectible accounts.

(B)	Write-off of contractual adjustments, representing the difference between our charge for a procedure and what we receive from payors.

(C)	Changes due to increase or decreases in deferred tax assets and liabilities.

EXHIBIT INDEX

Exhibit
Number		Description and References

*2	.1	Second Amended Joint Prepackaged Plan of Reorganization of InSight Health Services Holdings Corp. (the “Company”), et al. dated May 29, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*2	.2	Amended Plan Supplement of the Company, et al. dated July 7, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*3	.1	Amended and Restated Certificate of Incorporation of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*3	.2	Second Amended and Restated Bylaws of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*4	.1	Indenture, dated September 22, 2005, by and among InSight Health Services Corp. (“InSight”), the Company, the subsidiary guarantors (named therein) and U.S. Bank National Association, with respect to Senior Secured Floating Rate Notes due 2011, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.2	First Supplemental Indenture, dated as of May 18, 2006, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 27, 2006.
*4	.3	Second Supplemental Indenture, dated as of May 29, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 4, 2007.
*4	.4	Third Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*4	.5	Fourth Supplemental Indenture, dated as of December 16, 2009, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-Q, filed on February 17, 2009.
*4	.6	Security Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.7	Pledge Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.8	Collateral Agency Agreement, dated September 22, 2005, among the Loan Parties (as defined therein) and U.S. Bank National Association, as Trustee and Collateral Agent, previously filed and incorporated herein by reference from InSight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.9	Registration Rights Agreement, dated as of August 1, 2007, by and among the Company and certain holders of the Company’s common stock, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*10	.1	Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, by and among InSight’s subsidiaries listed therein, the lenders named therein and Bank of America, N.A. as collateral and administrative agent, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 7, 2007.
*10	.2	Executive Employment Agreement, dated October 22, 2004, among InSight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.
*10	.3	Executive Employment Agreement, dated April 7, 2008, among InSight, and Louis E. Hallman, III, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 14, 2008.

Exhibit
Number		Description and References

*10	.4	Executive Employment Agreement, dated August 10, 2005, among InSight, the Company and Donald F. Hankus, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2005.
*10	.5	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 22, 2005.
*10	.6	Form of the Company’s and InSight’s Indemnification Agreement, previously filed and incorporated by references from the Company’s Annual Report Form 10-K filed on September 21, 2007.
*10	.7	The Company’s 2008 Director Stock Option Plan, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.8	Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.01 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.9	Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.16 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.10	The Company’s 2008 Employee Stock Option Plan previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.11	Form of the Company’s 2008 Employee Stock Option Plan Nonstatutory Stock Option Grant Agreement, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.12	Executive Employment Agreement dated May 15, 2008, by and between InSight and Bernard J. O’Rourke, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on May 21, 2008.
*10	.13	Executive Employment Agreement dated October 27, 2008, by and between InSight and Keith S. Kelson, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 4, 2008.
*10	.14	Executive Employment Agreement dated October 27, 2008, by and between InSight and Steven M. King, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 4, 2008.
21.1		Subsidiaries of Company, filed herewith.
31.1		Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
31.2		Certification of Keith S. Kelson, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
32.1		Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Keith S. Kelson, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed