Form 10-Q
period 2009-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2009-11-16
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑       No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,644,444 shares of common stock as of November 9, 2009.
The number of pages in this Form 10-Q is 58.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of September 30, 2009 and June 30, 2009 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Losses for the three months ended September 30, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-22

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23-43

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4. CONTROLS AND PROCEDURES	45

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS	46-55

ITEM 6. EXHIBITS	56

SIGNATURES	57

EXHIBIT INDEX	58
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1. FINANCIAL STATEMENTS
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30,	June 30,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,421	$19,640
Trade accounts receivables, net of allowance for contractual adjustments, bad debt, and professional fees of $20,930 and $22,977, respectively	25,386	25,594
Other current assets	7,683	9,988

Total current assets	52,490	55,222

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $92,665 and $79,554, respectively	76,708	79,837

ASSETS HELD FOR SALE	—	2,700
CASH, restricted	4,965	6,488
INVESTMENTS IN PARTNERSHIPS	6,507	6,791
OTHER ASSETS	320	208
GOODWILL AND OTHER INTANGIBLE ASSETS, net	24,442	24,878

	$165,432	$176,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$368	$242
Current portion of capital lease obligations	1,335	1,468
Accounts payable and other accrued expenses	30,528	36,037

Total current liabilities	32,231	37,747

LONG-TERM LIABILITIES:
Notes payable, less current portion	280,927	279,726
Capital lease obligations, less current portion	2,335	2,589
Other long-term liabilities	1,513	1,408
Deferred income taxes	6,792	6,792

Total long-term liabilities	291,567	290,515

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding	9	9
Additional paid-in capital	37,554	37,536
Accumulated other comprehensive loss	(2,440)	(2,528)
Accumulated deficit	(195,531)	(188,939)

Total stockholders’ deficit attributable to InSight Health Services Holdings Corp.	(160,408)	(153,922)

Noncontrolling interest	2,042	1,784

Total stockholders’ deficit	(158,366)	(152,138)

	$165,432	$176,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSSES
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2009	2008
REVENUES:
Contract services	$25,020	$30,933
Patient services	24,600	31,116
Other	521	536

Total revenues	50,141	62,585

COSTS OF OPERATIONS:
Costs of services	32,250	41,328
Provision for doubtful accounts	1,110	1,042
Equipment leases	2,561	2,887
Depreciation and amortization	9,471	12,591

Total costs of operations	45,392	57,848

CORPORATE OPERATING EXPENSES	(4,806)	(5,898)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	612	612

INTEREST EXPENSE, net	(6,844)	(7,867)

GAIN ON SALES OF CENTERS	—	440

GAIN ON PURCHASE OF NOTES PAYABLE	—	1,246

Loss before income taxes	(6,289)	(6,730)

PROVISION FOR INCOME TAXES	37	235

Net loss	(6,326)	(6,965)

Less: net income attributable to noncontrolling interests	266	264

Net loss attributable to InSight Health Services Holdings Corp.	$(6,592)	$(7,229)

COMPREHENSIVE LOSS:
Net loss attributable to InSight Health Services Holdings Corp.	$(6,592)	$(7,229)
Unrealized income (loss) attributable to changes in fair value of interest rate contracts	88	(403)

Comprehensive loss attributable to InSight Health Services Holdings Corp.	$(6,504)	$(7,632)

Basic and diluted loss per common share attributable to InSight Health Services Holdings Corp.	$(0.76)	$(0.84)

Weighted average number of basic and diluted common shares outstanding	8,644	8,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(6,326)	$(6,965)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,471	12,591
Amortization of bond discount	1,412	1,311
Share-based compensation	18	18
Equity in earnings of unconsolidated partnerships	(612)	(612)
Distributions from unconsolidated partnerships	896	512
Gain on sales of centers	—	(440)
Gain on sales of equipment	(461)	(496)
Gain on purchase of notes payable	—	(1,246)
Deferred income taxes	—	60
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	208	1,039
Other current assets	2,356	250
Accounts payable and other accrued expenses	(5,496)	(3,269)

Net cash provided by operating activities	1,466	2,753

INVESTING ACTIVITIES:
Proceeds from sales of centers	2,721	1,620
Proceeds from sales of equipment	636	532
Additions to property and equipment	(6,085)	(3,652)
Decrease (increase) in restricted cash	1,523	(9)
Other	—	(38)

Net cash used in investing activities	(1,205)	(1,547)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(472)	(531)
Purchase of notes payable	—	(1,129)
Other	(8)	(542)

Net cash used in financing activities	(480)	(2,202)

DECREASE IN CASH AND CASH EQUIVALENTS:	(219)	(996)
Cash, beginning of period	19,640	21,002

Cash, end of period	$19,421	$20,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$5,456	$6,717
Income taxes paid	49	25
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. Through InSight and its subsidiaries, we provide diagnostic imaging services in more than 30 states throughout the United States. Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states. Our services are provided through a network of 94 mobile magnetic resonance imaging, or MRI, facilities, one mobile positron emission tomography, or PET, facility, one mobile computed tomography, or CT, facility, and 14 mobile PET/CT facilities (collectively, mobile facilities) and 33 fixed site MRI centers, 27 multi-modality fixed-site centers (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.
We have three reportable segments: contract services, patient services and other operations. In our contract services segment we generate revenue principally from 107 mobile facilities and 17 fixed site centers. In our patient services segment we generate revenues principally from 43 fixed site centers and 3 mobile facilities. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. We refer to this revenue as generated from our “InSight Imaging Solutions” business. See additional information regarding our segments in footnote 9 “Segment Information” below.
2. LIQUIDITY AND CAPITAL RESOURCES
We reported net losses of $6.6 million, $19.8 million, $169.2 million and $99.0 for three months ended September 30, 2009, the year ended June 30, 2009, the eleven months ended June 30, 2008 and the year ended 2007, respectively. We have implemented steps to improve our financial performance, including, a core market strategy and various initiatives in response to these losses. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives. Revenue enhancement initiatives have focused and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our InSight Imaging Solutions initiative. Revenue cycle management initiatives have focused and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Perot Systems Corporation. Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment.
We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.
3. INTERIM FINANCIAL STATEMENTS
The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission, or SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included. The condensed consolidated balance sheet as of June 30, 2009 has been derived from our audited financial statements, but does not include all the disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of the results to be achieved for the full fiscal year.
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
On July 1, 2009 we adopted the provisions of Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC 810”), which establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As a result of the adoption of Topic 810, we are presenting noncontrolling interest as a component of stockholders’ deficit rather than a liability, at September 30, 2009, and the corresponding reclassification as of June 30, 2009. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense for the three months ended September 30, 2009 and 2008.
Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Identified intangible assets consist of our goodwill, trademark, certificates of need, wholesale contracts and customer relationships. The intangible assets, excluding the wholesale contracts and customer relationships, are indefinite-lived assets and are not amortized. Wholesale contracts and customer relationships are definite-lived intangible assets and are amortized over five and thirty years, respectively. In accordance with ASC Topic 350 “Intangibles — Goodwill and Other”, the indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.
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
We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with ASC Topic 360 “Property, Plant and Equipment”, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

A reconciliation of goodwill and other intangible assets is as follows (amounts in thousands) (unaudited):

	September 30, 2009		June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortized intangible assets:
Wholesale contracts	$7,800	$3,380	$7,800	$2,990
Customer relationships	2,800	46	2,800	—

Total amortized intangible assets	10,600	3,426	10,600	2,990

Unamortized goodwill and intangible assets:
Goodwill	1,403	—	1,403	—
Trademark	5,200	—	5,200	—
Certificates of need	10,665	—	10,665	—

Total unamortized intangible assets	17,268	—	17,268	—

Total goodwill and other intangible assets	$27,868	$3,426	$27,868	$2,990

Amortization of intangible assets was approximately $0.4 million for the three months ended September 30, 2009 and 2008.
Estimated amortization expense for the periods ending June 30, are as follows (amounts in thousands) (unaudited):

2010	$1,262
2011	1,652
2012	1,652
2013	222
2014	92
Thereafter	2,293

Total	$7,173
6. NOTES PAYABLE
As of September 30, 2009, we had total indebtedness of approximately $297.7 million in aggregate principal amount, which excludes an unamortized discount of approximately $12.8 million.
As of September 30, 2009, we had outstanding, through InSight, $293.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at three-month LIBOR plus 5.25% per annum, payable quarterly. As of September 30, 2009, the weighted average interest rate on the floating rate notes was 5.73%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount of the floating rate notes plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of September 30, 2009, based on active market quotes, was approximately $143.8 million.
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
Through certain of InSight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30.0 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent. The credit facility is scheduled to terminate in June 2011. As of September 30, 2009, we had approximately $11.6 million of availability under the credit facility, based on our borrowing base. Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility. All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate. The applicable margin is currently 2.50% per annum; however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A.
There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if availability under the credit facility plus eligible cash falls below $7.5 million. At September 30, 2009, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $1.6 million outstanding under the credit facility. The credit facility agreement also contains customary borrowing conditions, including a material adverse effect provision. If we were to experience a material adverse effect, as defined by our credit facility agreement, we would be unable to borrow under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $4.1 million of the $11.6 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.
The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.
7. EQUITY AND SHARE-BASED COMPENSATION
Equity
Common stock: As of September 30, 2009, there were 8,644,444 shares of Holdings’ common stock issued and outstanding.
Stock options: On April 14, 2008, the board of directors of Holdings adopted the 2008 Director Stock Option Plan and the 2008 Employee Stock Option Plan. The director plan permits the issuance of up to 192,096 shares of Holdings’ common stock to Holdings’ directors, and the employee plan permits the issuance of up to 768,000 shares of Holdings’ common stock to employees and key non-employees of Holdings. Each of the plans was approved at Holdings’ 2008 Annual Meeting of Stockholders.
On April 14, 2008, each of the Company’s non-employee directors was granted options under the director plan to purchase (i) 16,008 shares of Holdings’ common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share. Each set of options becomes exercisable in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010. As of September 30, 2009, options to purchase 192,096 shares of Holdings’ common stock were outstanding under this plan

On August 19, 2008, we granted options under the employee plan to purchase 447,000 shares of our common stock to certain of our officers at an exercise price of $0.36 per share. On November 11, 2008, we granted options under the employee plan to purchase 140,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share. The options granted under the employee plan expire ten years from the date of grant, and will vest and become exercisable if, and only if, a refinancing event (as defined in the option agreements) is achieved prior to the expiration of the options. As of September 30, 2009, options to purchase 587,000 shares of Holdings’ common stock were outstanding under the employee plan.
A summary of the status of options for shares of Holdings’ common stock at September 30, 2009 and changes during the period is presented below (unaudited):

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
Successor	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2009	779,096	$0.50	$0.48	8.95
Granted	—	—	—

Outstanding, September 30, 2009	779,096	$0.50	$0.48	8.73

Exercisable at June 30, 2009	64,032	$1.09
Exercisable at September 30, 2009	64,032	$1.09
Of the options outstanding at September 30, 2009, the characteristics are as follows (unaudited):

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$0.15	$0.15	—	140,000	9.17 years
0.36	0.36	—	447,000	8.92 years
1.01	1.01	32,016	96,048	8.58 years
1.16	1.16	32,016	96,048	8.58 years

		64,032	779,096

Share-based compensation
We account for share-based compensation under ASC Topic 718 Compensation “Stock Compensation” (“ASC 718”). We recognized approximately $0.1 million of compensation expense related to stock options in the condensed consolidated statements of operations for each of the three months ended September 30, 2009 and 2008.
ASC 718 requires the use of a valuation model to calculate the fair value of share-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, estimated life and interest rates. The estimated life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. Of the non-employee directors’ the average risk-free rate is based on the ten-year U.S. Treasury security rate in effect as of the grant date. Because the vesting of options granted under the employee plan are based on a refinancing event, management assessed whether a financing event, under the provisions of ASC 718, is considered probable. Given the current conditions in the capital markets, a refinancing event is currently not considered probable, and therefore, no share-based compensation expense has been recognized in the consolidated statement of operations related to the employee plan. The fair value of each non-employee director option grant issued was estimated on the date of grant or issuance using the Black-Scholes pricing model. The assumptions used for grants and issuances has not changed.

8. INCOME TAXES
As of September 30, 2009, we had federal net operating loss, or NOL, carryforwards of $139.5 million and various state NOL carryforwards. These NOL carryforwards expire between 2009 and 2029. On August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness for Holdings and InSight became effective. Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred. The rules under Internal Revenue Code Section 382 in connection with reorganization and cancellation of indebtedness allow for companies to make an election as to how to compute the annual limitation.
A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized. Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2008 and 2007 and (3) the available evidence, management determined that it is more likely than not that the net deferred tax assets as of will not be realized. Consequently, we have a full valuation allowance against such net deferred tax assets. In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of $6.8 million after application of the valuation allowance as of September 30, 2009. The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. However, after adoption of ASC 805 (Note 11), future reversals of this valuation allowance recorded will be recorded as an income tax benefit.
On July 1, 2007, we adopted ASC 740 “Income Taxes” formerly the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. There was no cumulative effect adjustment recorded as a result of implementing ASC 740 on July 1, 2007. The liability for income taxes associated with uncertain tax positions was $1.4 million as of September 30, 2009 and June 30, 2009 and is included in other long-term liabilities. This amount, if not required, would favorably affect our effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months. As of September 30, 2009, all material federal and state income tax matters have been concluded through June 30, 2004 and June 30, 2003, respectively.
9. SEGMENT INFORMATION
Effective July 1, 2009, we redefined the business segments based on how our chief operating decision maker views the businesses and assesses the performance of our business managers. We now have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided. Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. We internally handle the billing and collections for our contract services at relatively low cost, and we do not bear the direct risk of collections from third party-payors or patients. Patient services consist of centers (mainly fixed-sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid and health maintenance organizations, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Perot Systems Corporation, and we bear the direct risk of collections from third-party payors and patients. We do not allocate corporate overhead, depreciation related to our billing system and amortization related to other intangible assets, or income taxes to the contract or patient services segments. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. We refer to this revenue as generated from our “InSight Imaging Solutions” business. Other operations include all unallocated corporate expenses. We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):
Three months ended September 30, 2009:

	Contract	Patient
	services	Services	Other	Consolidated
Total revenues	$25,020	$24,600	$521	$50,141
Equipment leases	2,009	552	—	2,561
Depreciation and amortization	5,228	3,578	665	9,471
Total costs of operations	20,885	23,774	733	45,392
Corporate operating expenses	—	—	(4,806)	(4,806)
Equity in earnings of unconsolidated partnerships	151	461	—	612
Interest expense, net	(193)	(167)	(6,484)	(6,844)
Income (loss) before income taxes	4,093	1,120	(11,502)	(6,289)

Net change in property and equipment	3,308	1,873	726	5,907
Three months ended September 30, 2008:

	Contract	Patient
	Services	Services	Other	Consolidated
Total revenues	$30,933	$31,116	$536	$62,585
Equipment leases	2,504	383	—	2,887
Depreciation and amortization	6,165	5,463	963	12,591
Total costs of operations	25,147	31,402	1,299	57,848
Corporate operating expenses	—	—	(5,898)	(5,898)
Equity in earnings of unconsolidated partnerships	166	446	—	612
Interest expense, net	(431)	(390)	(7,046)	(7,867)
Gain on sales of centers	—	—	440	440
Gain on purchase of notes payable	—	—	1,246	1,246
Income (loss) before income taxes	5,521	(230)	(12,021)	(6,730)

Net change in property and equipment	2,343	(666)	795	2,472
11. NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 805 “Business Combinations” formerly SFAS 141(R) (“ASC 805”) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for fiscal years beginning after December 15, 2008. We expect ASC 805 will have an impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of ASC 805 did not have a material impact on our consolidated financial statements for the three months ended September 30, 2009.
ASC 805 formerly FSP No. FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements for the three months ended September 30, 2009.
FASB ASC Topic 810 “Consolidation” formerly SFAS 160 (“ASC 810”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. On July 1, 2009 we adopted ASC 810. As of September 30, 2009, ASC 810 only effected our reporting requirements and therefore had no impact on our consolidated financial position, results of operations or cash flows. The adoption of ASC 810 could have a material impact on our consolidated financial statements and results of operations in the future if we were to acquire a non-controlling interest in an entity or change our interest in one of our joint ventures. We do not believe it will have a material adverse effect on our financial position or cash flows.
FASB ASC Topic 815 “Derivatives and Hedging” formerly SFAS 161 (“ASC 815”) requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this topic, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted ASC 815 on January 1, 2009. As ASC 815 only requires enhanced disclosures, it had no impact on our consolidated financial statements.
FASB ASC Topic 855 “Subsequent Events” formerly SFAS 165 (“ASC 855”) enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim periods and annual financial periods ending after June 15, 2009. We adopted ASC 855 on June 30, 2009; however the adoption did not have a material impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through November 16, 2009 and determined no additional disclosures are required.
FASB SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and as such has not yet been incorporated into the codification, with early application prohibited. We are currently evaluating the impact of the adoption of SFAS 167 on our consolidated financial statements.
FASB ASC Topic 105 “Generally Accepted Accounting Principles” formerly SFAS 168 (“ASC 105”) is the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance levels. The ASC 105 eliminated this hierarchy and replaced the previous GAAP with just two levels of literature: authoritative and non-authoritative. ASC 105 was effective as of July 1, 2009.
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 to provide guidance on measuring the fair value of liabilities. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
(i)	a valuation technique that uses the quoted price of the identical liability when traded as an asset; or, quoted prices for similar liabilities, or similar liabilities when traded as assets, or

(ii)	another valuation technique consistent with the principles of ASC Topic 820 — Fair Value Measurements and Disclosures, such as an income approach or market approach.
Additionally, when estimating the fair value of a liability, a reporting entity is not required to make an adjustment relating to the existence of a restriction that prevents the transfer of the liability. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments are required, are Level 1 fair value measurements under ASC Topic 820. This ASU is effective for the quarter beginning October 1, 2009. We are currently evaluating the impact of the adoption of the ASU on our consolidated financial statements.

12. HEDGING ACTIVITIES
We account for hedging activities in accordance with ASC Topic 815 — Derivatives and Hedging, and we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge. We also formally assess, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item.
We have an interest rate hedging agreement with Bank of America, N.A. The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement are secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement is cross-defaulted to our credit facility. The stated term of the agreement is two years, although it may be terminated earlier if Bank of America, N.A. is no longer one of our revolving lenders. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC Topic 815 “Derivatives and Hedging” formerly SFAS 133 (“ASC 815). Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss). As of September 30, 2009, the contract had a liability fair value of $2.1 million due to LIBOR falling below the 2.59% floor, which has been recorded in Other Accrued Liabilities.
In August 2009, we entered into an interest rate cap agreement with Bank of America, N.A. with a notional amount of $190 million that has been designated as a cash flow hedge of future interest payments associated with the floating rate notes. Under the terms of this agreement, we receive a three-month LIBOR cap of 3% effective February 1, 2010 through January 31, 2011, and pay a fee of approximately $0.5 million over the contract period. The net effect of the hedge is to cap interest expense for $190 million of our debt at a rate of 8.25%, because our floating rate notes incur interest at three-month LIBOR plus 5.25%. The value of the interest rate cap contract is marked-to-market quarterly, with effective changes in the fair value of the contract included in other comprehensive income (loss). As of September 30, 2009, the interest rate cap contract had a net asset value of $0.2 million, which has been recorded in Other Assets.
13. (LOSS) INCOME PER COMMON SHARE
We report basic and diluted earnings per share, or EPS, for our common stock. Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period. Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options. There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS. Due to the net losses reported for the three months ended September 30, 2009 and September 30, 2008 the calculation of diluted EPS is the same as basic EPS.
14. FAIR VALUE MEASUREMENTS
We adopted ASC Topic 820 “Fair Value Measurements and Disclosures” formerly SFAS 157 (“ASC 820”) on August 1, 2007, the date a confirmed plan of reorganization and cancellation of debt of Holdings and InSight became effective. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Assets and liabilities measured at fair value are based on one or more of three valuation techniques noted in ASC 820. The three valuation techniques are identified in the tables below. Where more than one technique is noted, individual assets or liabilities were valued using one or more of the noted techniques. The valuation techniques are as follows:
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
Assets and liabilities measured at fair value on a recurring basis consists of an interest rate collar and cap contracts (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
	September 30,	identical assets	inputs	inputs	Valuation
	2009	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate collar — liability position	$(2,075)	$—	$(2,075)	$—	(c	)
Interest rate cap — asset position	$165	$—	$165	—	(c	)
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
16. RECONCILIATION OF TOTAL STOCKHOLDERS’ EQUITY
The following tables summarize the consolidated stockholders’ equity, including noncontrolling interest, in accordance with ASC 805 for the three months ending September 30 2009 and 2008 (amounts in thousands, except share data) (unaudited):

				Accumulated
			Additional	Other		InSight		Total
	Common Stock		Paid-In	Comprehensive	Retained	Health Services	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Holdings Corp	Interest	Equity
BALANCE AT JUNE 30, 2009	8,644,444	$9	$37,536	$(2,528)	$(188,939)	$(153,922)	$1,784	$(152,138)

Net income (loss)	—	—	—	—	(6,592)	(6,592)	266	(6,326)

Share-based compensation	—	—	18	—	—	18	—	18

Net distributions	—	—	—	—	—	—	(8)	(8)

Other comprehensive income:
Unrealized income attributable to changes in fair value of interest rate contracts	—	—	—	88	—	88	—	88

Comprehensive loss						(6,504)

BALANCE AT SEPTEMBER 30, 2009	8,644,444	$9	$37,554	$(2,440)	$(195,531)	$(160,408)	$2,042	$(158,366)

				Accumulated
			Additional	Other		InSight		Total
	Common Stock		Paid-In	Comprehensive	Retained	Health Services	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Holdings Corp	Interest	Equity
BALANCE AT JUNE 30, 2008	8,644,444	$9	$37,463	$1,001	$(169,185)	$(130,712)	$3,105	$(127,607)

Net loss	—	—	—	—	(7,229)	(7,229)	264	(6,965)

Share-based compensation	—	—	18	—	—	18	—	18

Net distributions	—	—	—	—	—	—	(542)	(542)

Other comprehensive income:
Unrealized income attributable to change in fair value of interest rate contract	—	—	—	(403)	—	(403)	—	(403)

Comprehensive loss						(7,632)

BALANCE AT SEPTEMBER 30, 2008	8,644,444	$9	$37,481	$598	$(176,414)	$(138,326)	$2,827	$(135,499)

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

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
September 30, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$18,069	$1,352	$—	$19,421
Trade accounts receivables, net	—	—	22,836	2,550	—	25,386
Other current assets	—	—	7,490	193	—	7,683
Intercompany accounts receivable	37,563	280,750	3,208	—	(321,521)	—

Total current assets	37,563	280,750	51,603	4,095	(321,521)	52,490
Property and equipment, net	—	—	70,556	6,152	—	76,708
Cash, restricted	—	—	4,965	—	—	4,965
Investments in partnerships	—	—	6,507	—	—	6,507
Investments in consolidated subsidiaries	(197,971)	(197,971)	6,968	—	388,974	—
Other assets	—	—	320	—	—	320
Other intangible assets, net	—	—	20,796	3,646	—	24,442

	$(160,408)	$82,779	$161,715	$13,893	$67,453	$165,432

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$550	$1,153	$—	$1,703
Accounts payable and other accrued expenses	—	—	29,971	557	—	30,528
Intercompany accounts payable	—	—	318,313	3,208	(321,521)	—

Total current liabilities	—	—	348,834	4,918	(321,521)	32,231
Notes payable and capital lease obligations, less current portion	—	280,750	505	2,007	—	283,262
Other long-term liabilities	—	—	8,305	—	—	8,305
Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp.	(160,408)	(197,971)	(197,971)	6,968	388,974	(160,408)
Noncontrolling interest	—	—	2,042	—	—	2,042

Total stockholders’ equity (deficit)	(160,408)	(197,971)	(195,929)	6,968	388,974	(158,366)

	$(160,408)	$82,779	$161,715	$13,893	$67,453	$165,432

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
JUNE 30, 2009
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,443	$2,197	$—	$19,640
Trade accounts receivables, net	—	—	23,429	2,165	—	25,594
Other current assets	—	—	9,766	222	—	9,988
Intercompany accounts receivable	37,545	291,403	3,101	—	(332,049)	—

Total current assets	37,545	291,403	53,739	4,584	(332,049)	55,222
Assets held for sale	—	—	2,700	—	—	2,700
Property and equipment, net	—	—	74,820	5,017	—	79,837
Cash, restricted	—	—	6,488	—	—	6,488
Investments in partnerships		—	6,791	—	—	6,791
Investments in consolidated subsidiaries	(191,466)	(203,531)	6,091	—	388,906	—
Other assets	—	—	208	—	—	208
Goodwill and other intangible assets, net	—	—	21,233	3,645	—	24,878

	$(153,921)	$87,872	$172,070	$13,246	$56,857	$176,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$732	$978	$—	$1,710
Accounts payable and other accrued expenses	—	—	35,380	657	—	36,037
Intercompany accounts payable	—	—	328,948	3,101	(332,049)	—

Total current liabilities	—	—	365,060	4,736	(332,049)	37,747
Notes payable and capital lease obligations, less current portion	—	279,338	558	2,419	—	282,315
Other long-term liabilities	—	—	8,200	—	—	8,200
Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp.	(153,921)	(191,466)	(203,532)	6,091	388,906	(153,922)
Noncontrolling interest	—	—	1,784	—	—	1,784

Total stockholders’ equity (deficit)	(153,921)	(191,466)	(201,748)	6,091	388,906	(152,138)

	$(153,921)	$87,872	$172,070	$13,246	$56,857	$176,124

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$—	$24,105	$915	$—	$25,020
Patient services	$—	$—	20,824	3,776	$—	24,600
Other services	—	—	517	4	—	521

Total revenues	$—	$—	$45,446	$4,695	$—	$50,141

Costs of operations	—	—	41,727	3,665	—	45,392

Corporate operating expenses	(18)	—	(4,788)	—	—	(4,806)

Equity in earnings of unconsolidated partnerships	—	—	612	—	—	612

Interest expense, net	—	—	(6,774)	(70)	—	(6,844)

Income (loss) before income taxes	(18)	—	(7,231)	960	—	(6,289)

Provision for income taxes	—	—	37	—	—	37

Income (loss) before equity in loss of consolidated subsidiaries	(18)	—	(7,268)	960	—	(6,326)
Equity in loss of consolidated subsidiaries	(6,308)	(6,308)	960	—	11,656	—

Net loss	(6,326)	(6,308)	(6,308)	960	11,656	(6,326)
Less: net income attributable to noncontrolling interests	—	—	266	—	—	266

Net loss attributable to InSight Health Services Holdings Corp.	$(6,326)	$(6,308)	$(6,574)	$960	$11,656	$(6,592)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Amounts in thousands)

				GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT		SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Revenues:
Contract services	$—	$		$28,438	$2,495	$—	$30,933
Patient services	—		—	25,649	5,467	—	31,116
Other services	—		—	528	8	—	536

Total revenues	—		—	54,615	7,970	—	62,585

Costs of operations	—		—	50,234	7,614	—	57,848

Corporate operating expenses	(18)		—	(5,880)	—	—	(5,898)

Equity in earnings of unconsolidated partnerships	—		—	612	—	—	612

Interest expense, net	—		—	(7,714)	(153)	—	(7,867)

Gain on sales of centers	—		—	440	—	—	440

Gain on purchase of notes payable	—		1,246	—	—	—	1,246

Income (loss) before income taxes	(18)		1,246	(8,161)	203	—	(6,730)

Provision for income taxes	—		—	235	—	—	235

Income (loss) before equity in loss of consolidated subsidiaries	(18)		1,246	(8,396)	203	—	(6,965)

Equity in loss of consolidated subsidiaries	(6,947)		(8,193)	203	—	14,937

Net (loss) income	(6,965)		(6,947)	(8,193)	203	14,937	(6,965)

Less: net income attributable to noncontrolling interests	—		—	264	—	—	264

Net loss attributable to InSight Health Services Holdings Corp.	$(6,965)		$(6,947)	$(8,457)	$203	$14,937	$(7,229)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(6,326)	$(6,308)	$(6,308)	$960	$11,656	$(6,326)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	8,920	551	—	9,471
Amortization of bond discount	—	—	1,412	—	—	1,412
Share-based compensation	18	—	—	—	—	18
Equity in earnings of unconsolidated partnerships	—	—	(612)	—	—	(612)
Distributions from unconsolidated partnerships	—	—	896	—	—	896
Gain on sales of equipment	—	—	(461)	—	—	(461)
Equity in (loss) income of consolidated subsidiaries	6,308	6,308	(960)	—	(11,656)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	593	(385)	—	208
Intercompany receivables, net	—	—	(24)	24	—	—
Other current assets	—	—	2,327	29	—	2,356
Accounts payable and other accrued expenses	—	—	(5,396)	(100)	—	(5,496)

Net cash provided by operating activities	—	—	387	1,079	—	1,466

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	2,721	—	—	2,721
Proceeds from sales of equipment	—	—	636	—	—	636
Additions to property and equipment	—	—	(4,398)	(1,687)	—	(6,085)
Decrease in restricted cash	—	—	1,523	—	—	1,523
Other	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	—	482	(1,687)	—	(1,205)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(235)	(237)	—	(472)
Other	—	—	(8)	—	—	(8)

Net cash used in financing activities	—	—	(243)	(237)	—	(480)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	626	(845)	—	(219)
Cash, beginning of period	—	—	17,443	2,197	—	19,640

Cash, end of period	$—	$—	$18,069	$1,352	$—	$19,421

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Amounts in thousands)
(Successor)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(6,965)	$(6,947)	$(8,193)	$203	$14,937	$(6,965)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	11,183	1,408	—	12,591
Amortization of bond discount	—	—	1,311	—	—	1,311
Share-based compensation	18	—	—	—	—	18
Equity in earnings of unconsolidated partnerships	—	—	(612)	—	—	(612)
Distributions from unconsolidated partnerships	—	—	512	—	—	512
Gain on sales of centers	—	—	(440)	—	—	(440)
Gain on sales of equipment	—	—	(496)	—	—	(496)
Gain on purchase of notes payable	—	(1,246)	—	—	—	(1,246)
Deferred income taxes	—	—	60	—	—	60
Equity in loss of consolidated subsidiaries	6,947	8,193	(203)	—	(14,937)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	1,274	(235)	—	1,039
Intercompany receivables, net	—	—	240	(240)	—	—
Other current assets	—	—	439	(189)	—	250
Accounts payable and other accrued expenses	—	—	(3,402)	133	—	(3,269)

Net cash provided by operating activities	—	—	1,673	1,080	—	2,753

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	1,620	—	—	1,620
Proceeds from sales of equipment	—	—	532	—	—	532
Additions to property and equipment	—	—	(3,370)	(282)	—	(3,652)
Increase in restricted cash	—	—	(9)	—	—	(9)
Other	—	—	466	(504)	—	(38)

Net cash used in investing activities	—	—	(761)	(786)	—	(1,547)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(45)	(486)	—	(531)
Purchase of notes payable	—	—	(1,129)	—	—	(1,129)
Other	—	—	(183)	(359)	—	(542)

Net cash used in financing activities	—	—	(1,357)	(845)	—	(2,202)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(445)	(551)	—	(996)
Cash, beginning of period	—	—	17,934	3,068	—	21,002

Cash, end of period	$—	$—	$17,489	$2,517	$—	$20,006

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are described herein, including the factors described in Part II, Item 1A. “Risk Factors” and the following:
•	our ability to successfully implement our core market strategy;

•	overcapacity and competition in our markets;

•	reductions, limitations and delays in reimbursement by third-party payors;

•	contract renewals and financial stability of customers;

•	changes in the nature of commercial health insurance arrangements, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and co-payments;

•	conditions within the healthcare environment;

•	the potential for rapid and significant changes in technology and their effect on our operations;

•	operating, legal, governmental and regulatory risks;

•	conditions within the capital markets, including liquidity and interest rates; and

•	economic (including financial and employment markets), political and competitive forces affecting our business, and the country’s economic condition as a whole.
If any of these risks or uncertainties materializes, or if any of our underlying assumptions is incorrect, our actual results may differ significantly from the results that we express in or imply by any of our forward-looking statements. We disclaim any intention or obligation to update or revise forward-looking statements to reflect future events or circumstances.

Overview
We are a provider of retail and wholesale diagnostic imaging services. Our services are noninvasive procedures that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.
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
As of September 30, 2009, our network consists of 60 fixed-site centers and 110 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups’ access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine, instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance. We have three reportable segments; contract services, patient services and other operations. Please see below for a discussion of our segments. In our contract services segment we generate revenue principally from 107 mobile units and 17 fixed sites. In our patient services segment we generate revenues principally from 43 fixed site centers and 3 mobile units. In our other operations segment, we generate revenues principally from agreements with customers to provide management services and technical solutions.
The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies. Notwithstanding the growth in the industry, as a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection “Financial Condition, Liquidity and Capital Resources” below). Our Adjusted EBITDA for three months ended September 30, 2009 declined approximately 17.1% as compared to our Adjusted EBITDA for the three months ended September 30, 2008. Our Adjusted EBITDA declined approximately 1.2% and 33.1% for fiscal 2009 and 2008, respectively, as compared to prior fiscal years. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the recession and the reimbursement reductions discussed in the subsection “Reimbursement” below.
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

As a result of implementing our core market strategy, we have reduced our cost of services as a percentage of revenues from 68.8% for the year ended June 30, 2008 to 67.6% for fiscal 2009 and from 66.0% for the quarter ended September 30, 2008 to 64.3% for the quarter ended September 30, 2009. The decrease is primarily due to disposing of low margin fixed site centers, which had an average cost of services as a percentage of revenues of approximately 70%. Additionally, while revenues have been adversely affected due to the negative trends discussed below, our Adjusted EBITDA as a percentage of revenues has increased for the three months ended September 30, 2009 to 19.5% from 18.8% for the same period in 2008.
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
Initiatives. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives:
•	Revenue enhancement initiatives have focused and will focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our InSight Imaging Solutions initiative discussed below.

•	Revenue cycle management initiatives have focused and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and the initiative with Perot Systems Corporation discussed below.

•	Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.
While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. Additional cost reduction initiatives have been identified and we expect to generate incremental savings in future periods.
In February 2009, we entered into a seven-year agreement with Perot Systems Corporation to provide enhanced revenue cycle services and implementation of upgraded technology and IT services, which will provide new technology to manage our back-office billing and accounts receivable collections functions. As a result of this agreement we terminated certain employees and transitioned certain other employees to Perot Systems Corporation. We implemented the revenue cycle services in June 2009 and we expect to implement the new upgraded technology and IT services during the middle of calendar year 2010. We estimate start-up costs of this initiative to be approximately $3.5 million (including $3.0 million of capital expenditures), of which $1.6 million (including $1.1 million of capital expenditure) was incurred during fiscal 2009. We expect to experience significant operating cost savings and improved collection rates as a result of this initiative.

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
Segments
Effective July 1, 2009, we redefined the business segments based on how our chief operating decision maker views the business and assesses the performance of our business managers. We now have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided:
Contract Services: Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. We internally handle the billing and collections for our contract services at relatively low cost, and we do not bear the direct risk of collections from third-party payors or patients. Revenues from our wholesale operations have been and will continue to be driven by the growth in the diagnostic imaging industry and are dependent on our ability to:
•	establish new wholesale customers within our core markets;

•	structure efficient wholesale routes that maximize equipment utilization and reduce vehicle operations costs;

•	timely collection of payments from our wholesale customers some of which face financial liquidity and stability concerns; and

•	renew existing contracts with our wholesale customers.
Patient Services: Patient services consist of centers (mainly fixed-sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid and health maintenance organizations, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Perot Systems Corporation, and we bear the direct risk of collections from third-party payors and patients. Revenues from our retail operations have been and will continue to be driven by the growth in the diagnostic imaging industry and are dependent on our ability to:
•	attract and maintain patient referrals from physician groups and hospitals;

•	maximize procedural volume, which includes ensuring that a patient attends his or her scheduled procedure;

•	appropriately billing and collecting directly from patients their share of the procedure charge (i.e., co-payment, co-insurance and/or deductible);

•	maintain our existing contracts and enter into new ones with managed care organizations and commercial insurance carriers; and

•	acquire or develop new retail centers.
Other Operations: Other operations generate revenues primarily from agreements with customers to provide management services, which could include field staffing, billing and collections, technical solutions, accounting and other office services. We refer to revenues from these operations as our “InSight Imaging Solutions” operations. We do not allocate corporate overhead, depreciation related to our billing system and amortization related to other intangible assets, or income taxes to the Contract or Patient Services segments. Other operations include all unallocated corporate expenses. We manage cash flows and assets on a consolidated basis, and not by segment.
Negative Trends
Our operations have been and will continue to be adversely affected by the following negative trends:
•	overcapacity in the diagnostic imaging industry;

•	reductions in reimbursement from certain third-party payors including Medicare;

•	reductions in compensation paid by our wholesale customers;

•	shifting of health care costs from private insurers and employers to patients, who may elect to delay or forego medical procedures;

•	limited capital to invest in our business;

•	lower revenues due to our aging equipment in both of our operating segments;

•	competition from other wholesale and retail providers;

•	competition from equipment manufacturers;

•	loss of revenues from former referral sources that invested in their own diagnostic imaging equipment; and

•	loss of revenues from former wholesale customers that invested in their own diagnostic imaging equipment.
Recently, we have experienced an increase in the number of our idle mobile systems due to competition and a decline in demand for our contract services mobile systems.
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
Under Medicare’s prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs. Each year the Centers for Medicare and Medicaid Services, or CMS publishes new APC rates that are determined in accordance with the promulgated methodology.
In recent years, CMS modified the OPPS with the effect of reducing the reimbursement received by hospitals for certain outpatient radiological services, including PET/CT, and CMS continues to examine imaging with a view toward potential further reductions. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones. Although CMS continues to expand reimbursement for new applications of PET and PET/CT, broader applications are unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement. Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Physician Fee Schedule, or MPFS. In November 2005, CMS published final regulations that decreased the reimbursement for diagnostic procedures performed together on the same day. Under these regulations, CMS identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. CMS anticipated phasing in this 50% rate reduction over two years, 25% in 2006, and another 25% in 2007. The first phase of the rate reduction was effective January 1, 2006; however, pursuant to final regulations released in November 2006, CMS did not implement the second phase of the rate reduction in 2007. CMS has not yet stated whether it will implement the second phase.
CMS has also published proposed regulations for hospital outpatient services that would implement the same multi procedure reimbursement methodology set forth under the MPFS; however it has delayed the implementation of this reimbursement methodology for an indefinite period of time. As a result Medicare continues to pay 100% of the technical component of each procedure for hospital outpatient services. If CMS implements this reimbursement methodology, it would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us.
The Deficit Reduction Act, or the DRA, became effective January 1, 2007 and has resulted in significant reductions in reimbursement for radiology services for Medicare beneficiaries. The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of OPPS or the MPFS. The implementation of the reimbursement reductions in the DRA has had, and we believe will continue to have, a material adverse effect on our financial condition and results of operations.
Medicare reimbursement rates under the MPFS are calculated in accordance with a statutory formula. As a result, for calendar years 2007, 2008 and 2009, CMS published regulations decreasing the fee schedule rates by 5.0%, 10.1% and 5.4%, respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in fee schedule rates under the MPFS until the statutory formula is changed through enactment of new legislation. We do not know if Congress will continue to enact legislation to prevent future decreases under the statutory formula, but if Congress failed to act, there could be significant decreases to the MPFS. In fact, CMS (under the Final Rule cited below) announced a 21.2% decrease under the MPFS for calendar year 2010. If the 21.2% or similar decrease in the fee schedule rates under the MPFS becomes effective January 1, 2010 (as is currently mandated under the Final Rule) it will have a significant adverse effect on our financial condition and results of operations.
On October 30, 2009, CMS released a display copy of the final rule (the “Final Rule”) which updates the payment policies and rates for the MPFS, for calendar year 2010. In addition to other changes to the physician payment formulae, the MPFS reduces payment rates for services using equipment costing more than $1 million by increasing the usage assumptions from the current 50% usage rate to a 90% usage rate. This reduction primarily impacts radiology and other diagnostic tests. Federal legislative proposals have been introduced that would result in lower usage assumptions and, if finalized, would supersede CMS’s regulatory changes. Further with respect to its 2010 changes, CMS will also reduce payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. The changes to the MPFS will be transitioned over a four-year period such that beginning in 2013, CMS will fully implement the revised payment rates. Thus, even if the announced 21.2% decrease mentioned above is not implemented (as certain members of Congress and the Obama administration are currently pledging), this change to the MPFS, could have an adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2009, Medicare revenues represented $22.2 million, or approximately 10.0% of our total revenues for such period. If the Final Rule had been fully phased in during our fiscal year ended June 30, 2009, we estimate that our total revenues would have been reduced by approximately $2.6 million, or 1.1%. We expect that for our fiscal year ending June 30, 2010, the initial phase of the Final Rule will reduce our total revenues by less than one percent. The impact of the new

MPFS will increase over the four-year transition period unless mitigated by future legislation (either currently proposed or pledged by Congress and the Obama administration). The foregoing estimate does not reflect potential reductions if any of the following were implemented (a) the 21.2% decrease under the MPFS, or (b) any comparable reductions by third-party payors other than Medicare.
In addition to reimbursement cuts, the new MPFS confirms that suppliers of technical component advanced imaging services must be accredited by January 1, 2012. Our mobile facilities are currently accredited by The Joint Commission; however, CMS has not yet designated the accreditation organizations and we do not know the impact the accreditation requirements will have on our financial condition or results of operations.
The Obama administration and the 111th Congress have made significant proposals affecting the healthcare industry, including proposals that affect the imaging industry. We are unable to predict whether any of their proposals will be implemented or in what form, whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any legislation or regulation would have on our business. We do believe, however, that there will likely be changes to reimbursement for services provided to Medicare patients, and the federal government will likely have greater involvement in the healthcare industry than in prior years, and such reimbursement changes and greater involvement may adversely affect our financial condition and results of operations.
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
Managed Care and Private Insurance. Health Maintenance Organizations, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, some managed care organizations have reduced or otherwise limited, and we believe that other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions have had, and any future reductions could have, an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions set forth in the DRA. The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.
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
Revenues
We earn revenues by providing services to patients, hospitals and other healthcare providers. Our patient services revenues are billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, collectively, payors. Patient services revenues also include balances due from patients, which are primarily collected at the time the procedure is performed. We refer to our patient services revenues as our retail operations. With respect to our retail operations we bear the direct risk of collections from third-party payors and patients. Our charge for a procedure is comprised of charges for both the technical and professional components of the service. Patient services revenues, are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.
Historically and through fiscal 2009, our billing system did not generate contractual adjustments. Consequently, contractual adjustments had been manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. In July 2009, we completed the implementation of a new report that extracts data from our billing system and automatically generates the actual contractual adjustments based on contractual rates with our payors that we are using in fiscal 2010. Contractual adjustments are written-off against their corresponding asset account at the time a payment is received from a payor with a reduction to the allowance for contractual adjustments to the extent such an allowance was previously recorded.
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
We refer to our revenues from hospitals, physician groups and other healthcare providers as contract services revenues or our wholesale operations. Contract services or wholesale revenues are primarily generated from fee-for-service arrangements, fixed-fee contracts and management fees billed to the hospital, physician group or other healthcare provider. Contract service revenues are generally billed to our customers on a monthly basis. Contract services revenues are recognized over the applicable contract period. Revenues collected in advance are recorded as unearned revenue. Revenues are affected by the timing or holidays, patient and referring physicians vacation schedules and inclement weather.
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
The following illustrates our payor mix based on revenues for the three months ended September 30, 2009 and 2008:

	Three months ended
	September 30,
	2009	2008
Percentage of Total Revenues
Hospitals, physician groups and other healthcare providers (1)(2)	51%	47%
Managed care and insurance	35%	37%
Medicare/Medicaid	11%	12%
Other, including workers’ compensation and self-pay patients	3%	4%

(1)	We have one healthcare provider that accounted for approximately 6.0% of our total revenues during the three months ended September 30, 2009. No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

(2)	These payors principally represent our contract services or wholesale operations.
The aging of our gross and net trade accounts receivables as of September 30, 2009 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total
			(unaudited)
Hospitals, physician groups and other healthcare providers	$8,192	$3,889	$1,250	$249	$590	$14,170
Managed care and insurance	11,955	3,372	1,852	1,452	4,961	23,592
Medicare/Medicaid	3,274	691	393	342	1,048	5,748
Other, including workers compensation and self-pay patients	851	588	331	256	780	2,806

Trade accounts receivables	24,272	8,540	3,826	2,299	7,379	46,316

Less : Allowances for professional fees	(2,610)	(768)	(429)	(334)	(1,081)	(5,222)
Allowances for contractual adjustments	(7,420)	(2,049)	(1,095)	(80)	81	(10,563)
Allowances for doubtful accounts	(187)	(57)	(318)	(1,004)	(3,579)	(5,145)

Trade accounts receivables, net September 30, 2009	$14,055	$5,666	$1,984	$881	$2,800	$25,386

	55%	22%	8%	3%	11%	100%
Our days sales outstanding, or DSO’s, for trade accounts receivables on a net basis was 43 days at September 30, 2009 and June 30, 2009.
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

Results of Operations
The following table sets forth the results of operations for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,
	2009	2008
	(unaudited)
REVENUES:
Contract services	$25,020	$30,933
Patient services	24,600	31,116
Other	521	536

Total revenues	50,141	62,585

COSTS OF OPERATIONS:
Costs of services	32,250	41,328
Provision for doubtful accounts	1,110	1,042
Equipment leases	2,561	2,887
Depreciation and amortization	9,471	12,591

Total costs of operations	45,392	57,848

CORPORATE OPERATING EXPENSES	(4,806)	(5,898)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	612	612

INTEREST EXPENSE, net	(6,844)	(7,867)

GAIN ON SALES OF CENTERS	—	440

GAIN ON PURCHASE OF NOTES PAYABLE	—	1,246

Loss before income taxes	(6,289)	(6,730)

PROVISION FOR INCOME TAXES	37	235

Net loss	(6,326)	(6,965)

Less: net income attributable to noncontrolling interests	266	264

Net loss attributable to InSight Health Services Holdings Corp.	$(6,592)	$(7,229)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	September 30,
	2009	2008
	(unaudited)
REVENUES:
Contract services	49.9%	49.4%
Patient services	49.1	49.7
Other	1.0	0.9

Total revenues	100.0	100.0

COSTS OF OPERATIONS:
Costs of services	64.3	66.0
Provision for doubtful accounts	2.2	1.7
Equipment leases	5.1	4.6
Depreciation and amortization	18.9	20.1

Total costs of operations	90.5	92.4

CORPORATE OPERATING EXPENSES	(9.6)	(9.4)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.2	1.0

INTEREST EXPENSE, net	(13.6)	(12.6)

GAIN ON SALES OF CENTERS	0.0	0.7

GAIN ON PURCHASE OF NOTES PAYABLE	0.0	2.0

Loss before income taxes	(12.5)	(10.8)

PROVISION FOR INCOME TAXES	0.1	0.4

Net loss	(12.6)	(11.1)

Less: net income attributable to noncontrolling interests	0.5	0.4

Net loss attributable to InSight Health Services Holdings Corp.	(13.1)%	(11.6)%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Three Months Ended
	September 30,
	2009	2008	Variance	Variance %
	(unaudited)
Revenues
Patient services (1)	$24,600	$31,116	$(6,516)	-21%
Contract services	25,020	30,933	(5,913)	-19%
Other operations	521	536	(15)	-3%

Total	$50,141	$62,585	$(12,444)	-20%

Costs of Operations
Patient services (2)	$23,774	$31,402	$(7,628)	-24%
Contract services	20,885	25,147	(4,262)	-17%
Other operations	733	1,299	(566)	-44%

Total	$45,392	$57,848	$(12,456)	-22%

Costs of Operations as a Percentage of Revenues
Patient services	97%	101%
Contract services	84%	81%
Other operations	141%	242%

Total	91%	92%

(1)	Patient services revenues for the three months ended September 30, 2008 include $8.8 million related to patient services centers sold or closed in fiscal 2009 and 2010 that were in operation in the first quarter of 2009, but were not in operation for the entire first quarter of 2010. Patient services revenues for the three months ended September 30, 2009 include $1.8 million in revenues from acquired patient services centers that were not in operation in the first quarter of 2009.

(2)	Patient services cost of operations for the three months ended September 30, 2008, include $8.0 million related patient services that were sold or closed in fiscal 2009 and 2010 that were in operation in the first quarter of 2009, but were not in operation for the entire first quarter of 2010. Patient services costs of operations for the three months ended September 30, 2009 include $1.2 million in costs from acquired patient services centers that were not in operation in the first quarter of 2009.
Three Months Ended September 30, 2009 and 2008
Revenues: Net of dispositions and acquisitions, revenues decreased 10.1% from $53.5 million for the three months ended September 30, 2008, to $48.1 million for the three months ended September 30, 2009. This decrease was due to lower contract services revenues ($5.9 million) offset partially by an increase in existing patient services centers revenues of $0.5 million. Revenues from other operations remained consistent for both periods.
Our patient services revenues, net of acquisitions and dispositions, increased by 2.3% to $22.6 million for the three months ended September 30, 2009, from $22.1 million for the three months ended September 30, 2008. This increase was primarily a result of our revenue cycle management initiatives.
Our contract services revenues decreased 19.1% from $30.9 million for the three months ended September 30, 2008, to $25.0 million for the three months ended September 30, 2009. This decrease was due partially to the closure of a fixed site center related to a large health care provider contract ($2.0 million). Additionally we experienced a reduction in the number of active contracts and reductions in reimbursement from our contract services customers for all modalities. The reductions in reimbursement are primarily the result of competition from other contract services providers and fewer mobile units in service.

We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the recession, including higher unemployment and fewer individuals with healthcare insurance and any reductions in third-party payor reimbursement.
Costs of services: As a percentage of revenues, costs of services decreased 1.7% to 64.3% for the three months ended September 30, 2009 as compared to 66.0% for the same period in 2008. The decrease is attributable partially to lower costs in our contract services ($2.9 million) and lower costs, net of acquisitions and dispositions in our patient services ($0.9 million) coupled with the disposition of certain of our patient services centers, which had costs of services as a percentage of revenues of approximately 70%.
As a percentage of revenues, costs of services at our patient services centers decreased 3.7% to 75.4% for the three months ended September 30, 2009 from 79.1% for the same period in the prior year. The decrease is partially the result of the disposition of patient services centers ($6.2 million) offset partially by acquisitions ($1.0 million). Additionally, cost of services for our existing patient services centers decreased 5.7% as a percentage of revenues ($0.9 million). The decrease in costs of services for our existing patient services centers was due primarily to decreased salary related expenses ($1.2 million), reading fees ($0.5 million), equipment maintenance ($0.2 million) and other miscellaneous costs ($0.4 million), partially offset by higher billing fees ($1.0 million).
Costs of services in our contract services operations decreased $2.9 million for the three months ended September 30, 2009 as compared to the same period in the prior year. As a percentage of revenues our contract services costs of services increased 1.0% to 54.4% for the three months ended September 30, 2009 from 53.4% for the same period in the prior year. The decrease in costs of services for our contract services operations was a result primarily of our cost reduction initiatives. Notable decreases included a decrease in salary related expenses ($1.5 million), a decrease in our mobile fleet related costs ($1.0 million), and decreases in supplies, insurance and taxes and license fees ($0.4 million).
Provision for doubtful accounts: The provision for doubtful accounts increased slightly by $0.1 million for the three months ended September 30, 2009 as compared to the prior year. Net of acquisitions and dispositions, our provisions for doubtful accounts increased $0.2 million to $1.0 million for the quarter ended 2009 as compared to $0.8 million in the same period in the prior year, related exclusively to patient services operations.
Equipment leases: Equipment leases decreased $0.3 million for the quarter ended September 30, 2009 as compared to the same period in the prior year. Equipment leases, net of acquisitions and dispositions, decreased $0.3 million, from $2.8 million to $2.5 million for the three months ended September 30, 2009 and 2008, respectively.
Depreciation and amortization: Depreciation and amortization expense decreased $3.1 million for the quarter ended September 30, 2009 to $9.5 million from $12.6 million for the same period in the prior year. Net of acquisitions and dispositions, depreciation and amortization decreased $1.7 million in the quarter ended September 30, 2009 as compared to same period in the prior year. The decrease can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment during the quarter ended September 30, 2009 than the prior year period, partially offset by purchases of new property and equipment.
Corporate Operating Expenses: Corporate operating expenses decreased $1.1 million or 18.5% to $4.8 million for the quarter ended September 30, 2009 from $5.9 million for the quarter ended September 30, 2008. As a percentage of revenues corporate operating expenses remained relatively stable. Our cost reduction initiatives primarily contributed to decreases of salary related expenses ($0.3 million), office related expenses ($0.2 million) and legal, accounting and consulting ($0.4 million).
Interest Expense, net: Interest expense, net decreased $1.1 million from $7.9 million for the quarter ended September 30, 2008, to $6.8 million for the quarter ended September 30, 2009. The decrease was due primarily to lower interest rates on the floating rate notes coupled with the purchase of $21.5 million of floating rate notes partially offset by increased amortization of the bond discount ($0.1 million).
Gain on Sales of Centers: During the three months ended September 30, 2008, we sold three fixed-site centers in California and our majority interest in a partnership in New York. We received $1.6 million from the sales and recorded a gain of $0.4 million.

Gain on Purchase of Notes Payable: During the three months ended September 30, 2008, we purchased $2.5 million in principal amount of our floating rate notes for $1.1 million. We realized a gain of $1.2 million, after the write-off of unamortized discount of $0.2 million.
Loss before income taxes: Loss before income taxes decreased 6.6% from $6.7 million for the quarter ended September 30, 2008, to $6.3 million for the quarter ended September 30, 2009. An analysis of the change in loss before income taxes is as follows (amounts in thousands):

Consolidated
Loss before income taxes —
Three Months ended September 30, 2008	$(6,730)
Decrease in existing centers revenues	(5,424)
Decrease in existing centers costs of services	3,868
Decrease in existing centers equipment leases	281
Decrease in existing centers depreciation and amortization	1,731
Decrease in existing centers interest expense, net	934
Increase in existing centers provision for doubtful accounts	(195)
Impact of centers sold, closed or acquired	(160)
Decrease in corporate operating expenses	1,092
Gain on sales of centers	(440)
Gain on purchase of floating rate notes	(1,246)

Loss before income taxes —
Three Months ended September 30, 2009	$(6,289)

Provision for Income Taxes: For the quarter ended September 30, 2009, we recorded a provision for income taxes of $0.1 as compared to a provision for income taxes of $0.2 million for the quarter ended September 30, 2008. The provision for income taxes is primarily related to estimated state income taxes.
Financial Condition, Liquidity and Capital Resources
We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases. We expect to fund future working capital and capital project requirements from cash on hand, sales of fixed-site centers and mobile facilities, net cash provided by operating activities and our credit facility.
To the extent available, we will also use capital and operating leases, but the current conditions in the capital markets and our high level of leverage have limited our ability to obtain attractive lease financing. Our operating cash flows have been negatively impacted by the sales and closures of certain centers and the negative trends we have experienced with each of our segments. If our operating cash flows continue to be negatively impacted by these and other factors and we are unable to offset them with cost savings and other initiatives, it will result in:
•	a reduction in our borrowing base, and therefore a decline in the amounts available under our credit facility;

•	difficulty funding our capital projects;

•	more stringent financing from equipment manufacturers and other financing resources; and

•	an inability to refinance our floating rate note due in November 2011.
Liquidity: We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2009, we had total indebtedness of $297.7 million in aggregate principal amount, including $293.5 million of floating rate notes. We believe that cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

We reported net losses of $6.6 million, $19.8 million, $169.2 million and $99.0 million for three months ended September 30, 2009, the year ended June 30, 2009, the eleven months ended June 30, 2008 and the year ended September 30, 2008 respectively. We have implemented steps to improve our financial performance, including, a core market strategy and various initiatives in response to these losses. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives:
•	Revenue enhancement initiatives have focused and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our InSight Imaging Solutions initiative.

•	Revenue cycle management initiatives have focused and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Perot Systems Corporation,

•	Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.
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
Cash, cash equivalents and restricted cash as of September 30, 2009 were $24.4 million (including $5.0 million that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes). Our primary source of liquidity is cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:

•	the procedure volume of patients at our fixed-site centers;

•	the reimbursement we receive for our services;

•	the demand for our mobile services;

•	our ability to control expenses;

•	our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients; and

•	our ability to implement steps to improve our financial performance.
A summary of cash flows is as follows (amounts in thousands) (unaudited):

	Three Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$1,466	$2,753
Net cash used in investing activities	(1,205)	(1,547)
Net cash used in financing activities	(480)	(2,202)

Decrease in cash and cash equivalents	$(219)	$(996)

Net cash provided by operating activities was $1.5 million for the three months ended September 30, 2009 and resulted primarily from our Adjusted EBITDA ($9.8 million) (see reconciliation below) less cash paid for interest ($5.5 million) and changes in certain assets and liabilities ($2.9 million). The changes in certain assets and liabilities primarily consist of a decrease in accounts payable and accrued expenses ($5.5 million) partially offset by a decrease in other current assets ($2.4 million) and accounts receivables, net ($0.2 million).
Net cash used in investing activities was $1.2 million for the three months ended September 30, 2009 and resulted primarily from our purchase or upgrade of diagnostic imaging equipment ($6.1 million), partially offset by proceeds from the sales of certain centers ($2.7 million) and equipment ($0.6 million).
Net cash used in financing activities was $0.5 million for the three months ended September 30, 2009 and resulted from principal payments on notes payable and capital lease obligations.
We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of tangible and intangible assets, gain on sales of centers, and gain on purchase of notes payable. Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with accounting principles generally accepted in the United States. We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure. While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculations. Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands) (unaudited):

	Three Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$1,466	$2,753
Provision for income taxes	37	235
Interest expense, net	6,844	7,867
Amortization of bond discount	(1,412)	(1,311)
Share-based compensation	(18)	(18)
Equity in earnings of unconsolidated partnerships	612	612
Distributions from unconsolidated partnerships	(896)	(512)
Gain on sales of equipment	461	496
Net change in operating assets and liabilities	2,932	1,980
Effect of non-controlling interests	(266)	(264)
Net change in deferred income taxes	—	(60)

Adjusted EBITDA	$9,760	$11,778

Our reconciliation of income (loss) before income taxes to Adjusted EBITDA by segment for the three months ended September 30, 2009 and 2008 is as follows (amounts in thousands):

	Contract Services	Patient Services	Other Operations	Consolidated
Three months ended September 30, 2009

Income (loss) before income taxes	$4,093	$1,120	$(11,502)	$(6,289)
Interest expense, net	193	167	6,484	6,844
Depreciation and amortization	5,228	3,578	665	9,471
Effect of noncontrolling interests	—	(266)	—	(266)

Adjusted EBITDA	$9,514	$4,599	$(4,353)	$9,760

Three months ended September 30, 2008

Income (loss) before income taxes	$5,521	$(230)	$(12,021)	$(6,730)
Interest expense, net	431	390	7,046	7,867
Depreciation and amortization	6,165	5,463	963	12,591
Effect of noncontrolling interests		(264)	—	(264)
Gain on sale of centers	—	—	(440)	(440)
Gain on purchase of floating rate notes	—	—	(1,246)	(1,246)

Adjusted EBITDA	$12,117	$5,359	$(5,698)	$11,778

Adjusted EBITDA decreased 17.1% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. This decrease was due primarily to reductions in Adjusted EBITDA from our patient services ($0.7 million) and our contract services ($2.6 million) offset by an decrease in the negative Adjusted EBITDA in our other operations ($1.3 million). The decrease in the negative Adjusted EBITDA from our other operations is due to reductions in costs mainly attributable to our cost reduction initiatives discussed previously, including a $1.1 million decrease in corporate operating expenses.
Adjusted EBITDA from our patient services operations decreased 14.2% from $5.4 million for the three months ended September 30, 2008, to $4.6 million for the three months ended September 30, 2009. This decrease was due primarily to the elimination of Adjusted EBITDA at the centers we sold or closed ($2.3 million) partially offset by increased Adjusted EBITDA from our remaining patient services centers ($0.9 million) and acquisitions ($0.7 million).
Adjusted EBITDA from our contract services operations decreased 21.5% from $12.1 million for the three months ended September 30, 2008, to $9.5 million for the three months ended September 30, 2009. This decrease was due primarily to the reduction in revenues discussed above, partially offset by the reduction in costs additionally discussed above.
Capital Projects: As of September 30, 2009, we have committed to capital projects of approximately $7.0 million through December 2009. We expect to use either internally generated funds, capital or operating leases, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance the acquisition of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.
Floating Rate Notes and Credit Facility: As of September 30, 2009, we had outstanding, through InSight, $293.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. As of September 30, 2009, the weighted average interest rate on the floating rate notes was 5.73%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of September 30, 2009 was approximately $143.8 million.
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
Through certain of InSight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent. The credit facility is scheduled to terminate in June 2011. As of September 30, 2009, we had approximately $11.6 million of availability under the credit facility, based on our borrowing base. At September 30, 2009, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $1.6 million outstanding under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $4.1 million of the $11.6 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.
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
NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 805 “Business Combinations” formerly SFAS 141(R) (“ASC 805”) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for fiscal years beginning after December 15, 2008. We do not believe it will have a material adverse effect on our financial position or cash flows.
ASC 805 formerly FSP No. FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements for the three months ended September 30, 2009.
FASB ASC Topic 810 “Consolidation” formerly SFAS 160 (“ASC 810”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. On July 1, 2009 we adopted ASC 810. As of September 30, 2009, ASC 810 only effected our reporting requirements and therefore had no impact on our consolidated financial position, results of operations or cash flows. We do not believe it will have a material adverse effect on our financial position or cash flows.
FASB ASC Topic 815 “Derivatives and Hedging” formerly SFAS 161 (“ASC 815”) requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this topic, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted ASC 815 on January 1, 2009. As ASC 815 only requires enhanced disclosures, it had no impact on our consolidated financial statements.
FASB ASC Topic 855 “Subsequent Events” formerly SFAS 165 (“ASC 855”) enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim periods and annual financial periods ending after June 15, 2009. We adopted ASC 855 on June 30, 2009; however the adoption did not have a material impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through November 16, 2009 and determined no additional disclosures are required.
FASB SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and as such has not yet been incorporated into the codification, with early application prohibited. We are currently evaluating the impact of the adoption of SFAS 167 on our consolidated financial statements.
FASB ASC Topic 105 “Generally Accepted Accounting Principles” formerly SFAS 168 (“ASC 105”) is the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance levels. The ASC 105 eliminated this hierarchy and replaced the previous GAAP with just two levels of literature: authoritative and non-authoritative. The ASC 105 was effective as of July 1, 2009.
In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 to provide guidance on measuring the fair value of liabilities. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:
(i)	a valuation technique that uses the quoted price of the identical liability when traded as an asset; or, quoted prices for similar liabilities, or similar liabilities when traded as assets, or

(ii)	another valuation technique consistent with the principles of ASC Topic 820 — Fair Value Measurements and Disclosures, such as an income approach or market approach.
Additionally, when estimating the fair value of a liability, a reporting entity is not required to make an adjustment relating to the existence of a restriction that prevents the transfer of the liability. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments are required, are Level 1 fair value measurements under ASC Topic 820. This ASU is effective for the quarter beginning October 1, 2009. We are currently evaluating the impact of the adoption of the ASU on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingencies. We believe the critical accounting policies that most impact the consolidated financial statements are described below. A summary of our significant accounting policies can be found in the notes to our consolidated financial statements, which are included in our annual report on Form 10-K for the period ended June 30, 2009 filed with the Securities and Exchange Commission.
Revenue Recognition: Revenues from contract services and from patient services are recognized when services are provided. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists. We report payments made to radiologists on a net basis because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractually agreed upon amounts from collections and (iii) the radiologists bear the risk of non-collection. Contract services revenues are recognized over the applicable contract period. Revenues collected in advance are recorded as unearned revenue. Other operations revenues are recognized as the services are provided based on the contract.
Intangible Assets: Identified intangible assets consist primarily of our goodwill, trademark, certificates of need, customer relationships and wholesale contracts. The intangible assets, excluding the wholesale contracts and customer relationships, are indefinite-lived assets and are not amortized. Wholesale contracts and customer relationships are definite-lived assets and are amortized over the expected term of the respective contracts and relationships, respectively. In accordance with ASC Topic 350 (“ASC 350”) formerly SFAS No. 142 “Goodwill and Other Intangible Assets”, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.
We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. As of September 30, 2009, we had goodwill of $1.4 million associated with the acquisition of two fixed-site centers in the Boston-metropolitan area of Massachusetts, which was allocated to our patient services operations. In evaluating goodwill, we complete the two-step impairment test as required by ASC 350. In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate. ASC 350 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the consolidated statements of operations.
We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144 which has been incorporated into ASC Topic 360, “Property, Plant and Equipment” by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the long-lived asset balances will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.
Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility. As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the quarter ended September 30, 2009, as compared to prior periods. At September 30, 2009, approximately 99% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate collar contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 35% of our total indebtedness as of September 30, 2009. We do not engage in activities using complex or highly leveraged instruments.
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
We have an interest rate hedging agreement with Bank of America, N.A. The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement are secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement is cross-defaulted to our credit facility. This agreement is scheduled to expire in February 2010, although it may be terminated earlier if Bank of America, N.A. is no longer one of our revolving lenders. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC 815. Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). As of September 30, 2009, the contract had a liability fair value of approximately $2.1 million.
In August 2009, we entered into an interest rate cap agreement with Bank of America, N.A. with a notional amount of $190 million and a three-month LIBOR cap of 3% effective between February 1, 2010 and January 31, 2011. The terms of the agreement call for us to pay a fee of approximately $0.5 million over the contract period. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC 815. Accordingly, the value of the contract is marked-to-market quarterly, with effective changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). The net effect of the hedge is to cap interest expense for $190 million of our debt at a rate of 8.25%, because our floating rate notes incur interest at three-month LIBOR plus 5.25%. As of September 30, 2009, the contract had a net asset fair value of $0.2 million.
Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of September 30, 2009, a 1% increase or decrease in interest rates on our $293.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.0 million, either way, respectively. This calculation does not consider the effects of the interest rate cap agreement (since its term has not yet started). The weighted average interest rate on the floating debt as of September 30, 2009, including the effects of the interest rate hedging agreement was 7.09%.
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

ITEM 4T. CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR INDEBTEDNESS
Our substantial indebtedness could adversely affect our financial condition.
We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2009, we had total indebtedness of approximately $297.7 million in aggregate principal amount. In addition, subject to the restrictions contained in the indenture governing the floating rate notes and in our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:
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
If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to sell certain of our assets, restructure or refinance all or a portion of our debt on or before maturity, including, but not limited to, the floating rate notes. The floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity.

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
Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. Under the terms of the indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. We believe that as of September 15, 2009, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock. Because of the low trading price of our common stock, $0.25 closing price on September 30, 2009, a person or group may be able to acquire 35% or more of Holdings’ common stock for a relatively small amount of money. We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required purchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.
If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.
Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of September 30, 2009 of approximately $66.0 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value of our assets may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of September 30, 2009 of approximately $24.4 million. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.
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
Our ability to obtain necessary capital is affected by conditions in the financial markets and economic conditions generally. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the financial markets and economic conditions generally. If we are unable to obtain sufficient capital at commercially reasonable rates, we may be unable to fund certain capital projects or refinance our existing indebtedness, including the floating rate notes, which may erode our competitive positions in various markets.
Increases in interest rates could adversely affect our financial condition and results of operations.
An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates. At September 30, 2009, approximately 99% of our indebtedness was variable rate indebtedness. We have an interest rate collar contract that expires in February 2010, with a notional amount of $190 million with a LIBOR cap of 3.25% and a LIBOR floor of 2.59%. As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 35% as of September 30, 2009. We have also entered into an interest rate cap agreement with a notional amount of $190 million and a LIBOR cap of 3% effective between February 1, 2010 and January 31, 2011. Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes. Moreover, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.
RISKS RELATING TO OUR BUSINESS
Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.
For fiscal 2009, we derived approximately 54% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide. In addition, if certain proposals from CMS and Congress become effective there could be significant decreases in reimbursement for services provided to Medicare patients. See our discussion regarding Medicare reimbursement changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement — Medicare”.

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
As a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”). Our Adjusted EBITDA for three months ended September 30, 2009 declined approximately 17.1% as compared to our Adjusted EBITDA for the three months ended September 30, 2008. Our Adjusted EBITDA declined approximately 1.2% and 33.1% for fiscal 2009 and 2008, respectively, as compared to prior fiscal years. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the recession and the reimbursement reductions discussed in the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.
If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.
Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year. To the extent we do not renew a customer contract it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller, with lower procedural volumes. Recently, competitive pressures and a decline in demand for our contract services mobile systems have resulted in a lower than normal success rate in replacing lost revenues and an increase in the number of our idle mobile systems. In addition, attractive financing from equipment manufacturers, as well as attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment. Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment. As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms. This would adversely affect our financial condition and results of operations.
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
We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives. Revenue enhancement initiatives have focused and will focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our InSight Imaging Solutions initiative. Revenue cycle management initiatives have focused and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Perot Systems Corporation. Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. The adequacy and ultimate success of our initiatives cannot be assured.
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
Our PET and PET/CT services and some of our other imaging services require the use of radioactive materials to produce images. While this radioactive material has a short half-life, meaning it quickly breaks down into non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or Finjury from those hazardous materials. In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance. In addition, we may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations which would adversely affect our financial condition and results of operations.
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
The Obama administration and the 111th Congress have made significant proposals affecting the healthcare industry, including proposals that affect the imaging industry. We are unable to predict whether any of their proposals will be implemented or in what form, whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any legislation or regulation would have on our business. We do believe, however, that there will likely be changes to reimbursement for services provided to Medicare patients, and the federal government will likely have greater involvement in the healthcare industry than in prior years, and such reimbursement changes and greater involvement may adversely affect our financial condition and results of operations.
RISKS RELATED TO RELATIONSHIPS WITH STOCKHOLDERS, AFFILIATES AND RELATED PARTIES
A small number of stockholders control a significant portion of Holdings’ common stock.

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
Date: November 16, 2009

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