Form 10-Q
period 2009-12-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2010-02-16
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Yes ☑     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,644,444 shares of common stock as of February 10, 2010.
The number of pages in this Form 10-Q is 68.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2009 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Losses for the six months ended December 31, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statements of Operations and Comprehensive Losses for the three months ended December 31, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7-28

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29-53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53

ITEM 4T. CONTROLS AND PROCEDURES	54

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	55

ITEM 1A. RISK FACTORS	55-64

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	65

ITEM 6. EXHIBITS	66

SIGNATURES	67

EXHIBIT INDEX	68

ITEM 1. FINANCIAL STATEMENTS
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	December 31,	June 30,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,517	$19,640
Trade accounts receivables, net of allowance for contractual adjustments, bad debt, and professional fees of $19,218 and $22,977, respectively	23,971	25,594
Other current assets	9,381	9,988

Total current assets	47,869	55,222

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $99,747 and $79,554 respectively	75,575	79,837

ASSETS HELD FOR SALE	—	2,700
CASH, restricted	2,186	6,488
INVESTMENTS IN PARTNERSHIPS	6,228	6,791
OTHER ASSETS	394	208
GOODWILL AND OTHER INTANGIBLE ASSETS, net	22,080	24,878

	$154,332	$176,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$272	$242
Current portion of capital lease obligations	1,074	1,468
Accounts payable and other accrued expenses	26,109	36,037

Total current liabilities	27,455	37,747

LONG-TERM LIABILITIES:
Notes payable, less current portion	283,144	279,726
Capital lease obligations, less current portion	2,076	2,589
Other long-term liabilities	1,456	1,408
Deferred income taxes	6,013	6,792

Total long-term liabilities	292,689	290,515

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding	9	9
Additional paid-in capital	37,573	37,536
Accumulated other comprehensive loss	(1,450)	(2,528)
Accumulated deficit	(204,087)	(188,939)

Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp.	(167,955)	(153,922)

Noncontrolling interest	2,143	1,784

Total stockholders’ deficit	(165,812)	(152,138)

	$154,332	$176,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSSES
(Unaudited)
(Amounts in thousands, except per share data)

	Six Months Ended
	December 31,
	2009	2008
REVENUES:
Contract services	$48,953	$60,593
Patient services	47,692	59,570
Other Operations	1,108	1,168

Total revenues	97,753	121,331

COSTS OF OPERATIONS:
Costs of services	64,185	81,832
Provision for doubtful accounts	2,183	2,336
Equipment leases	5,158	5,716
Depreciation and amortization	17,476	24,438

Total costs of operations	89,002	114,322

CORPORATE OPERATING EXPENSES	(9,800)	(11,127)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,172	1,108

INTEREST EXPENSE, net	(13,583)	(15,949)

GAIN ON SALES OF CENTERS	—	6,988

GAIN ON PURCHASE OF NOTES PAYABLE	—	1,246

IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(1,949)	(4,600)

Loss before income taxes	(15,409)	(15,325)

BENEFIT FOR INCOME TAXES	(646)	(1,692)

Net loss	(14,763)	(13,633)

Less: net income attributable to noncontrolling interests	385	370

Net loss attributable to InSight Health Services Holdings Corp.	$(15,148)	$(14,003)

COMPREHENSIVE LOSS:
Net loss attributable to InSight Health Services Holdings Corp.	$(15,148)	$(14,003)
Unrealized income (loss) attributable to change in fair value of interest rate contract	1,078	(3,604)

Comprehensive loss attributable to InSight Health Services Holdings Corp.	$(14,070)	$(17,607)

Basic and diluted loss per common share attributable to InSight Health Services Holdings Corp.	$(1.75)	$(1.62)

Weighted average number of basic and diluted common shares outstanding	8,644	8,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSSES
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	December 31,
	2009	2008
REVENUES:
Contract services	$23,933	$29,660
Patient services	23,092	28,454
Other Operations	587	632

Total revenues	47,612	58,746

COSTS OF OPERATIONS:
Costs of services	31,935	40,504
Provision for doubtful accounts	1,073	1,294
Equipment leases	2,597	2,829
Depreciation and amortization	8,005	11,847

Total costs of operations	43,610	56,474

CORPORATE OPERATING EXPENSES	(4,994)	(5,229)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	560	496

INTEREST EXPENSE, net	(6,739)	(8,081)

GAIN ON SALES OF CENTERS	—	6,548

IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(1,949)	(4,600)

Loss before income taxes	(9,120)	(8,594)

BENEFIT FOR INCOME TAXES	(683)	(1,927)

Net loss	(8,437)	(6,667)

Less: net income attributable to noncontrolling interests	119	106

Net loss attributable to InSight Health Services Holdings Corp.	$(8,556)	$(6,773)

COMPREHENSIVE LOSS:
Net loss attributable to InSight Health Services Holdings Corp.	$(8,556)	$(6,773)
Unrealized income (loss) attributable to change in fair value of interest rate contract	990	(3,201)

Comprehensive loss attributable to InSight Health Services Holdings Corp.	$(7,566)	$(9,974)

Basic and diluted loss per common share attributable to InSight Health Services Holdings Corp.	$(0.99)	$(0.78)

Weighted average number of basic and diluted common shares outstanding	8,644	8,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Six Months Ended
	December 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(14,763)	$(13,633)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,476	24,438
Amortization of bond discount	2,862	2,647
Share-based compensation	37	36
Equity in earnings of unconsolidated partnerships	(1,172)	(1,108)
Distributions from unconsolidated partnerships	1,734	1,437
Gain on sales of centers	—	(6,988)
Gain on sales of equipment	(537)	(618)
Gain on purchase of notes payable	—	(1,246)
Impairment of intangible assets	1,949	4,600
Deferred income taxes	(779)	(2,117)
Cash (used in) provided by changes in operating assets and liabilities:		—
Trade accounts receivables, net	1,623	5,451
Other current assets	419	(474)
Accounts payable and other accrued expenses	(7,582)	(3,566)

Net cash provided by operating activities	1,267	8,859

INVESTING ACTIVITIES:
Proceeds from sales of centers	2,721	18,078
Proceeds from sales of equipment	865	—
Additions to property and equipment	(13,931)	(5,473)
Decrease (increase) in restricted cash	4,302	(18,772)
Other	—	1,984

Net cash used in investing activities	(6,043)	(4,183)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(1,404)	(1,220)
Purchase of notes payable	—	(1,129)
Proceeds from issuance of debt obligations	1,083	—
Other	(26)	(1,736)

Net cash used in financing activities	(347)	(4,085)

(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS:	(5,123)	591
Cash, beginning of period	19,640	21,002

Cash, end of period	$14,517	$21,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$10,743	$13,106
Income taxes paid	636	138
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. Through InSight and its subsidiaries, we provide diagnostic imaging services in more than 30 states throughout the United States. Our operations are primarily concentrated in California, Arizona, New England, the Carolinas, Florida, and the Mid-Atlantic states. Our services are provided through a network of 91 mobile magnetic resonance imaging, or MRI, facilities, one mobile computed tomography, or CT, facility, and 14 mobile positron emission tomography and computed tomography, or PET/CT, facilities (collectively, mobile facilities) and 35 fixed-site MRI centers and 28 multi-modality fixed-site centers (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.
We have three reportable segments: contract services, patient services and other operations. In our contract services segment we generate revenue principally from 102 mobile facilities and 19 fixed-site centers. In our patient services segment we generate revenues principally from 44 fixed-site centers and 4 mobile facilities. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. We refer to this revenue as generated from our “Insight Imaging Enterprise Solutions” business. See additional information regarding our segments in Note 9 “Segment Information” below.
2. LIQUIDITY AND CAPITAL RESOURCES
We reported net losses attributable to Holdings of $15.1 million, $19.8 million, $169.2 million and $99.0 for six months ended December 31, 2009, the year ended June 30, 2009, the eleven months ended June 30, 2008 and the year ended 2007, respectively. We have implemented steps in response to these losses, including a core market strategy and various initiatives. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives. Revenue enhancement initiatives have focused and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our Insight Imaging Enterprise Solutions initiative. Revenue cycle management initiatives have focused and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems. Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the country’s economic condition, including higher unemployment.
We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

3. INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission, or SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included. The results of operations for the six months ended December 31, 2009 are not necessarily indicative of the results to be achieved for the full fiscal year.
4. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Our condensed consolidated financial statements include our accounts and those of all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not control, and is not the primary beneficiary are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.
On July 1, 2009 we adopted the provisions of Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC 810”), which establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As a result of the adoption of ASC 810, we are presenting noncontrolling interest as a component of stockholders’ deficit rather than a liability, at December 31, 2009, and the corresponding reclassification as of June 30, 2009. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense for the six months and three months ended December 31, 2009 and 2008.
Certain reclassifications have been made to previously reported amounts to conform to the current period presentation of non-controlling interest and segment reporting (see Note 9).
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
We evaluate the carrying value of indefinite-lived intangible assets, in the second quarter of each fiscal year. Additionally, we review the carrying amount of indefinite-lived assets whenever events and circumstances indicate that the carrying amount of indefinite-lived assets may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or gross profit and adverse legal or regulatory developments. Impairment losses, if any, are reflected in the condensed consolidated statements of operations and comprehensive losses. We evaluate our indefinite-lived intangible assets each reporting period to determine if there has been any change that would not justify an indefinite life of the related intangible assets.
We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009. Our evaluation of the carrying value of intangible assets compares the fair value of the assets with their corresponding carrying value. The fair value of intangible assets is determined primarily using an income approach (see Note 13). Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services reporting unit related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services reporting unit related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services reporting unit.

We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with ASC Topic 360 “Property, Plant and Equipment”, whenever events and circumstances indicate that the carrying amount of our other intangible assets may not be recoverable, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to an amount consistent with projected future cash flows discounted at the market interest rate. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.
A reconciliation of goodwill and other intangible assets is as follows (amounts in thousands) (unaudited):

	December 31, 2009		June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortized intangible assets :
Wholesale contracts	$7,800	$3,770	$7,800	$2,990
Customer relationships	2,800	69	2,800	—

Total amortized intangible assets	10,600	3,839	10,600	2,990

Unamortized goodwill and intangible assets :
Goodwill	1,403	—	1,403	—
Trademark	4,400	—	5,200	—
Certificates of need	9,516	—	10,665	—

Total unamortized intangible assets	15,319	—	17,268	—

Total goodwill and other intangible assets	$25,919	$3,839	$27,868	$2,990

Amortization of intangible assets was approximately $0.8 million for the six months ended December 31, 2009 and 2008; and approximately $0.4 million for the three months ended December 31, 2009 and 2008.
Estimated remaining amortization expense for the six months ending June 30, 2010 and each of the fiscal years ending June 30, are as follows (amounts in thousands) (unaudited):

2010	$826
2011	1,651
2012	1,651
2013	221
2014	92
Thereafter	2,320

Total	$6,761

6. NOTES PAYABLE
As of December 31, 2009, we had total indebtedness of approximately $297.9 million in aggregate principal amount, which excludes an unamortized discount of approximately $11.3 million.
As of December 31, 2009, we had outstanding, through InSight, $293.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at three-month LIBOR plus 5.25% per annum, payable quarterly. As of December 31, 2009, the weighted average interest rate on the floating rate notes was 5.53%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount of the floating rate notes plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of December 31, 2009, based on active market quotes, was approximately $158.5 million.
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
Through certain of InSight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30.0 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent. The credit facility is scheduled to terminate in June 2011. As of December 31, 2009, we had approximately $11.1 million of availability under the credit facility, based on our borrowing base. Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility. All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. Borrowings under the credit facility bear interest at LIBOR plus 2.50% per annum or, at our option, the prime rate. The applicable margin is currently 2.50% per annum; however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A.
There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if our liquidity, as defined in the credit facility, falls below $7.5 million. At December 31, 2009, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $1.3 million outstanding under the credit facility. The credit facility agreement also contains customary borrowing conditions, including a material adverse effect provision. If we were to experience a material adverse effect, as defined by our credit facility agreement, we would be unable to borrow under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $3.6 million of the $11.1 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.
The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.
7. SHARE-BASED COMPENSATION
On April 14, 2008, the board of directors of Holdings adopted the 2008 Director Stock Option Plan (Director Plan) and the 2008 Employee Stock Option Plan (Employee Plan). The Director Plan permits the issuance of up to 192,096 shares of Holdings’ common stock to Holdings’ directors, and the Employee Plan permits the issuance of up to 768,000 shares of Holdings’ common stock to employees and key non-employees of Holdings. Each of the plans was approved at Holdings’ 2008 Annual Meeting of Stockholders.

On April 14, 2008, each of the Company’s non-employee directors was granted options under the Director Plan to purchase (i) 16,008 shares of Holdings’ common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share. Each set of options becomes exercisable in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010. As of December 31, 2009, options to purchase 192,096 shares of Holdings’ common stock were outstanding under this plan.
On August 19, 2008, we granted options under the Employee Plan to purchase 447,000 shares of our common stock to certain of our officers at an exercise price of $0.36 per share. On November 11, 2008, we granted options under the Employee Plan to purchase 140,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share. In November 2009, we entered into a separation agreement with one of our officers, which resulted in the cancellation of options to purchase 70,000 shares of common stock. On December 17, 2009, we granted options under the Employee Plan to purchase 95,000 shares of our common stock to certain other officers at an exercise price of $0.14 per share. The options granted under the Employee Plan expire ten years from the date of grant, and will vest and become exercisable if, and only if, a refinancing event (as defined in the option agreements) is achieved prior to the expiration of the options. As of December 31, 2009, options to purchase 612,000 shares of Holdings’ common stock were outstanding under the Employee Plan.
A summary of the status of options for shares of Holdings’ common stock at December 31, 2009 and changes during the period is presented below (unaudited):

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2009	779,096	$0.50	$0.48	8.95
Granted	—	—	—

Outstanding, September 30, 2009	779,096	$0.50	$0.48	8.73
Granted	95,000	0.14	0.14	10.00
Canceled	(70,000)	0.15	0.05	8.92

Outstanding, December 31, 2009	804,096	$0.49	$0.47	8.68

Exercisable at June 30, 2009	64,032	$1.09
Exercisable at September 30, 2009	64,032	$1.09
Exercisable at December 31, 2009	128,064	$1.09

Of the options outstanding at December 31, 2009, the characteristics are as follows (unaudited):

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$0.14	$0.14	—	95,000	10 years
0.15	0.15	—	70,000	8.92 years
0.36	0.36	—	447,000	8.67 years
1.01	1.01	64,032	96,048	8.33 years
1.16	1.16	64,032	96,048	8.33 years

		128,064	804,096

We account for share-based compensation under ASC Topic 718 Compensation “Stock Compensation” (“ASC 718”). We recognized approximately $0.1 million of compensation expense related to stock options under the Director Plan in the condensed consolidated statements of operations and comprehensive losses for each of the six months ended December 31, 2009 and 2008. Because vesting of options granted under the Employee Plan is solely based on a defined refinancing event, management assessed whether a financing event, under the provisions of ASC 718, is considered probable. Management determined a refinancing event, as defined, is currently not considered probable, and therefore, no share-based compensation expense has been recognized in the consolidated statement of operations and comprehensive losses related to the employee plan.
ASC 718 requires the use of a valuation model to calculate the fair value of share-based awards. We have elected to use the Black-Scholes option pricing model, which incorporates various assumptions including volatility, estimated life and interest rates. The estimated life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The average risk-free rate is based on the ten-year U.S. Treasury security rate in effect as of the grant date. The fair value of each non-employee director option grant issued was estimated on the date of grant or issuance using the Black-Scholes pricing model. The assumptions used for grants and issuances have not changed.
8. INCOME TAXES
As of December 31, 2009, we had federal net operating loss, or NOL, carryforwards of $139.5 million and various state NOL carryforwards. These NOL carryforwards expire between 2010 and 2029. On August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness for Holdings and InSight became effective. Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred. The rules under Internal Revenue Code Section 382 in connection with reorganization and cancellation of indebtedness allow for companies to make an election as to how to compute the annual limitation.
A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized. Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2010, 2009, 2008 and 2007 and (3) the available evidence, management determined that it is more likely than not that the net deferred tax assets will not be realized. Consequently, we have a full valuation allowance against such net deferred tax assets. In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of $6 million after application of the valuation allowance as of December 31, 2009. The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. Future reversals of this valuation allowance recorded will be recorded as an income tax benefit.
On July 1, 2007, we adopted ASC 740 “Income Taxes” formerly the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The liability for income taxes associated with uncertain tax positions was $1.4 million as of December 31, 2009 and June 30, 2009 and is included in other long-term liabilities. This amount, if not required, would favorably affect our effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. We do not believe that any material change in the liability for unrecognized tax benefits is likely within the next twelve months. As of December 31, 2009, all material federal and state income tax matters have been concluded through June 30, 2004.
9. SEGMENT INFORMATION
Effective July 1, 2009, we redefined the business segments based on how our chief operating decision maker views the businesses and assesses the performance of our business managers. We now have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided. Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. We internally handle the billing and collections for our contract services at relatively low cost, and we do not bear the direct risk of collections from third party-payors or patients. Patient services consist of centers (mainly fixed-sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid and health maintenance organizations, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Dell Perot Systems, and we bear the direct risk of collections from third-party payors and patients. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. We refer to this revenue as generated from our “Insight Imaging Enterprise Solutions” business. We allocate corporate overhead, depreciation related to our billing system and income taxes to other operations. We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):
Six months ended December 31, 2009:

	Contract	Patient	Other
	Services	Services	Operations	Consolidated
Total revenues	$48,953	$47,692	$1,108	$97,753

Equipment Leases	4,100	1,058	—	5,158
Depreciation and amortization	9,963	6,243	1,270	17,476
Total costs of operations	41,204	46,149	1,649	89,002
Corporate operating expenses	—	—	(9,800)	(9,800)
Equity in earnings of unconsolidated partnerships	294	878	—	1,172
Interest expense, net	(363)	(295)	(12,925)	(13,583)
Impairment of intangible assets	(1,717)	(232)	—	(1,949)
Income (loss) before income taxes	5,963	1,894	(23,266)	(15,409)

Net change in property and equipment	4,829	4,253	1,437	10,519
Six months ended December 31, 2008:

	Contract	Patient	Other
	Services	Services	Operations	Consolidated
Total Revenues	$60,593	$59,570	$1,168	$121,331

Equipment leases	4,926	790	—	5,716
Depreciation and amortization	12,945	9,615	1,878	24,438
Total costs of operations	50,304	61,811	2,207	114,322
Corporate operating expenses	—	—	(11,127)	(11,127)
Equity in earnings of unconsolidated partnerships	311	797	—	1,108
Interest expense, net	(797)	(731)	(14,421)	(15,949)
Gain on sales of centers	—	—	6,988	6,988
Gain on purchase of notes payable	—	—	1,246	1,246
Impairment of intangible assets	(4,600)	—	—	(4,600)
Income (loss) before income taxes	5,203	(2,175)	(18,353)	(15,325)

Net change in property and equipment	7,803	(14,299)	1,528	(4,968)

Three months ended December 31, 2009:

	Contract	Patient	Other
	Services	Services	Operations	Consolidated
Total revenues	$23,933	$23,092	$587	$47,612

Equipment Leases	2,091	506	—	2,597
Depreciation and amortization	4,735	2,665	605	8,005
Total costs of operations	20,319	22,375	916	43,610
Corporate operating expenses	—	—	(4,994)	(4,994)
Equity in earnings of unconsolidated partnerships	143	417	—	560
Interest expense, net	(170)	(128)	(6,441)	(6,739)
Impairment of intangible assets	(1,717)	(232)	—	(1,949)
Income (loss) before income taxes	1,870	774	(11,764)	(9,120)

Net change in property and equipment	1,521	2,380	711	4,612
Three months ended December 31, 2008:

	Contract	Patient	Other
	Services	Services	Operations	Consolidated
Total revenues	$29,660	$28,454	$632	$58,746

Equipment leases	2,422	407	—	2,829
Depreciation and amortization	6,780	4,152	915	11,847
Total costs of operations	25,157	30,409	908	56,474
Corporate operating expenses	—	—	(5,229)	(5,229)
Equity in earnings of unconsolidated partnerships	145	351	—	496
Interest expense, net	(366)	(341)	(7,374)	(8,081)
Gain on sales of centers	—	—	6,548	6,548
Impairment of intangible assets	(4,600)	—	—	(4,600)
Income (loss) before income taxes	(318)	(1,945)	(6,331)	(8,594)

Net change in property and equipment	341	(7,234)	305	(6,588)

10. NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 805 “Business Combinations” formerly SFAS 141(R) (“ASC 805”) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for fiscal years beginning after December 15, 2008. We expect ASC 805 will have an impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of ASC 805 did not have a material impact on our consolidated financial statements for the six months ended December 31, 2009.
ASC 805 formerly FSP No. FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements for the six months ended December 31, 2009.
FASB ASC Topic 810 “Consolidation” formerly SFAS 160 (“ASC 810”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. On July 1, 2009 we adopted ASC 810. As of December 31, 2009, ASC 810 only effected our reporting requirements and therefore had no impact on our consolidated financial position, results of operations or cash flows. The adoption of ASC 810 could have a material impact on our consolidated financial statements and results of operations in the future if we were to acquire a non-controlling interest in an entity or change our interest in one of our joint ventures. We do not believe it will have a material adverse effect on our financial position or cash flows.
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
FASB ASC Topic 855 “Subsequent Events” formerly SFAS 165 (“ASC 855”) enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim periods and annual financial periods ending after June 15, 2009. We adopted ASC 855 on June 30, 2009; however the adoption did not have a material impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through February 12, 2010, and determined no additional disclosures are required.
FASB ASC 2009-17 “Amendments to FASB Interpretation No. 46(R)” formerly SFAS No. 167 (“ASC 2009-17”) enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. ASC 2009-17 is effective for fiscal years beginning after November 15, 2009 and as such has not yet been incorporated into the codification, with early application prohibited. We are currently evaluating the impact of the adoption of ASC 2009-17 on our consolidated financial statements.
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
In September 2009, the FASB issued ASU 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 Early adoption is permitted. We are currently assessing the impact of this accounting standards update on our consolidated financial position and results of operation.
11. HEDGING ACTIVITIES
We account for hedging activities in accordance with ASC Topic 815 — Derivatives and Hedging, and we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge. We also formally assessed, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item.
We have an interest rate hedging agreement with Bank of America, N.A. The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement were secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement was cross-defaulted to our credit facility. The agreement ended on February 1, 2010 We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC Topic 815 “Derivatives and Hedging” formerly SFAS 133 (“ASC 815). Accordingly, the value of the contract is marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss). As of December 31, 2009, the contract had a liability fair value of $1.1 million due to LIBOR falling below the 2.59% floor, which has been recorded in Other Accrued Liabilities.
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

The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. The net effect of the hedge is to cap interest payments for $190 million of our debt at a rate of 8.25%, because our floating rate notes incur interest at three-month LIBOR plus 5.25%. The value of the interest rate cap contract is marked-to-market quarterly, with effective changes in the fair value of the contract included in other comprehensive income (loss). As of December 31, 2009, the interest rate cap contract had a net asset value of $0.2 million, which has been recorded in Other Assets.
12. (LOSS) INCOME PER COMMON SHARE
We report basic and diluted earnings per share, or EPS, for our common stock. Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period. Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options. There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS. Due to the net losses reported for the three and six months ended December 31, 2009 and December 31, 2008 the calculation of diluted EPS is the same as basic EPS.
13. FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value on a recurring basis consist of interest rate collar and cap contracts (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs	Valuation
	2009	(Level 1)	(Level 2)	(Level 3)	Technique

Interest rate collar — liability position	$(1,094)	$—	$(1,094)	$—	(c	)
Interest rate cap — asset position	$173	$—	$173	$—	(c	)

Assets and liabilities measured at fair value in connection with our annual evaluation of indefinite-lived intangible assets during the second quarter of fiscal 2010 (amounts in thousands):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
	December 31,	identical assets	inputs	inputs	Valuation
	2009	(Level 1)	(Level 2)	(Level 3) (1)	Technique

Indefinite-lived intangible assets	$13,916	$—	$—	$13,916	(c	)
Goodwill	$1,403	$—	$—	$1,403	(c	)

(1)	These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenues, cash flows and market conditions. These cash flows were then discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money (Note 5).
14. COMMITMENTS AND CONTINGENCIES
On January 5, 2010, Holdings, InSight and InSight Health Corp., a wholly owned subsidiary of InSight, were served with a complaint filed in the Los Angeles County Superior Court alleging claims on behalf of current and former employees. In Kevin Harold and Denise Langhoff, on their own behalf and on behalf of others similar situated v. InSight Health Services Holdings Corp., et al., the plaintiffs allege violations of California’s wage, overtime, meal period, break time and business practice laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, interest, attorneys’ fees and costs of suit. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit. In the meantime we intend to vigorously defend this lawsuit.
We are engaged from time to time in the defense of other lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering certain potential insurable losses where such coverage is cost-effective. We believe that the outcome of any such other lawsuit will not have a material adverse impact on our financial condition and results of operations.
15. RECONCILIATION OF TOTAL STOCKHOLDERS’ EQUITY
The following tables summarize the changes in consolidated stockholders’ equity, including noncontrolling interest, in accordance with ASC 805 for the six months ended December 31 2009, and 2008 (amounts in thousands, except share data) (unaudited):

				Accumulated
			Additional	Other		InSight		Total
	Common Stock		Paid-In	Comprehensive	Retained	Health Services	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Holdings Corp.	Interest	Equity
BALANCE AT JUNE 30, 2009	8,644,444	$9	$37,536	$(2,528)	$(188,939)	$(153,922)	$1,784	$(152,138)

Net income (loss)	—	—	—	—	(15,148)	(15,148)	385	(14,763)

Share-based compensation	—	—	37	—	—	37	—	37

Net distributions	—	—	—	—	—	—	(26)	(26)

Other comprehensive income:
Unrealized income attributable to change in fair value of interest rate contracts	—	—	—	1,078	—	1,078	—	1,078

Comprehensive loss						(14,070)

BALANCE AT DECEMBER 31, 2009	8,644,444	$9	$37,573	$(1,450)	$(204,087)	$(167,955)	$2,143	$(165,812)

				Accumulated
			Additional	Other		InSight		Total
	Common Stock		Paid-In	Comprehensive	Retained	Health Services	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Holdings Corp.	Interest	Equity
BALANCE AT JUNE 30, 2008	8,644,444	$9	$37,463	$1,001	$(169,185)	$(130,712)	$3,105	$(127,607)

Net loss	—	—	—	—	(14,003)	(14,003)	370	(13,633)

Share-based compensation	—	—	36	—	—	36	—	36

Net distributions	—	—	—	—	—	—	(1,736)	(1,736)

Other comprehensive income:
Unrealized income attributable to change in fair value of interest rate contract	—	—	—	(3,604)	—	(3,604)	—	(3,604)

Comprehensive loss						(17,607)

BALANCE AT DECEMBER 31, 2008	8,644,444	$9	$37,499	$(2,603)	$(183,188)	$(148,283)	$1,739	$(146,544)

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
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
December 31, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$11,884	$2,633	$—	$14,517
Trade accounts receivables, net	—	—	21,688	2,283	—	23,971
Other current assets	—	—	9,193	188	—	9,381
Intercompany accounts receivable	37,581	282,200	2,808	—	(322,589)	—

Total current assets	37,581	282,200	45,573	5,104	(322,589)	47,869
Property and equipment, net	—	—	69,894	5,681	—	75,575
Cash, restricted	—	—	2,186	—	—	2,186
Investments in partnerships	—	—	6,228	—	—	6,228
Investments in consolidated subsidiaries	(205,536)	(205,536)	5,300	—	405,772	—
Other assets	—	—	394	—	—	394
Other intangible assets, net	—	—	18,434	3,646	—	22,080

	$(167,955)	$76,664	$148,009	$14,431	$83,183	$154,332

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$340	$1,006	$—	$1,346
Accounts payable and other accrued expenses	—	—	25,503	606	—	26,109
Intercompany accounts payable	—	—	319,783	2,806	(322,589)	—

Total current liabilities	—	—	345,626	4,418	(322,589)	27,455
Notes payable and capital lease obligations, less current portion	—	282,200	450	2,570	—	285,220
Other long-term liabilities	—	—	7,469	—	—	7,469
Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp	(167,955)	(205,536)	(205,536)	5,300	405,772	(167,955)
Noncontrolling interest	—	—	—	2,143	—	2,143

Total stockholders’ equity (deficit)	(167,955)	(205,536)	(205,536)	7,443	405,772	(165,812)

	$(167,955)	$76,664	$148,009	$14,431	$83,183	$154,332

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
JUNE 30, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,443	$2,197	$—	$19,640
Trade accounts receivables, net	—	—	23,429	2,165	—	25,594
Other current assets	—	—	9,766	222	—	9,988
Intercompany accounts receivable	37,544	291,403	3,101	—	(332,048)	—

Total current assets	37,544	291,403	53,739	4,584	(332,048)	55,222
Assets held for sale			2,700			2,700
Property and equipment, net	—	—	74,820	5,017	—	79,837
Cash, restricted	—	—	6,488	—	—	6,488
Investments in partnerships	—	—	6,791	—	—	6,791
Investments in consolidated subsidiaries	(191,466)	(203,532)	4,308	—	390,690	—
Other assets	—	—	208	—	—	208
Goodwill and other intangible assets, net	—	—	21,233	3,645	—	24,878

	$(153,922)	$87,871	$170,287	$13,246	$58,642	$176,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$732	$978	$—	$1,710
Accounts payable and other accrued expenses	—	—	35,380	657	—	36,037
Intercompany accounts payable	—	—	328,948	3,100	(332,048)	—

Total current liabilities	—	—	365,060	4,735	(332,048)	37,747
Notes payable and capital lease obligations, less current portion	—	279,337	559	2,419	—	282,315
Other long-term liabilities	—	—	8,200	—	—	8,200
Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp	(153,922)	(191,466)	(203,532)	4,308	390,690	(153,922)
Noncontrolling interest	—	—	—	1,784	—	1,784

Total stockholders’ equity (deficit)	(153,922)	(191,466)	(203,532)	6,092	390,690	(152,138)

	$(153,922)	$87,871	$170,287	$13,246	$58,642	$176,124

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	$—	$—	$88,685	$9,068	$—	$97,753

Costs of services	—	—	58,741	5,444		64,185
Provision for doubtful accounts	—	—	1,889	294		2,183
Equipment leases	—	—	4,774	384		5,158
Depreciation and amortization	—		16,289	1,187		17,476

Costs of operations	—	—	81,693	7,309	—	89,002

Corporate operating expenses	(37)	—	(9,763)	—	—	(9,800)

Equity in earnings of unconsolidated partnerships	—	—	1,172	—	—	1,172

Interest expense, net	—	—	(13,438)	(145)	—	(13,583)

Impairment of intangible assets	—	—	(1,949)	—	—	(1,949)

Income (loss) before income taxes	(37)	—	(16,986)	1,614	—	(15,409)

Benefit for income taxes	—	—	(646)	—	—	(646)

Income (loss) before equity in loss of consolidated subsidiaries	(37)	—	(16,340)	1,614	—	(14,763)

Equity in loss of consolidated subsidiaries	(15,111)	(15,111)	1,229	—	28,993	—

Net income (loss)	(15,148)	(15,111)	(15,111)	1,614	28,993	(14,763)

Less: net income attributable to noncontrolling interests	—	—	—	385	—	385

Net income (loss) attributable to InSight Health Services Corp.	$(15,148)	$(15,111)	$(15,111)	$1,229	$28,993	$(15,148)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	—	—	106,648	14,683	—	121,331

Costs of services	—	—	71,113	10,719		81,832
Provision for doubtful accounts	—	—	1,760	576		2,336
Equipment leases	—	—	5,086	630		5,716
Depreciation and amortization	—	—	21,750	2,688	—	24,438

Costs of operations	—	—	99,709	14,613	—	114,322

Corporate operating expenses	(36)	—	(11,091)	—	—	(11,127)

Equity in earnings of unconsolidated partnerships	—	—	1,108	—	—	1,108

Interest expense, net	—	—	(15,669)	(280)	—	(15,949)

Gain on sales of centers	—	—	6,988	—	—	6,988

Gain on purchase of notes payable	—	1,246	—	—	—	1,246

Impairment of intangible assets	—	—	(4,600)	—	—	(4,600)

Income (loss) before income taxes	(36)	1,246	(16,325)	(210)	—	(15,325)

Benefit for income taxes	—	—	(1,692)	—	—	(1,692)

Income (loss) before equity in loss of consolidated subsidiaries	(36)	1,246	(14,633)	(210)	—	(13,633)

Equity in loss of consolidated subsidiaries	(13,967)	(15,213)	(580)	—	29,760	—

Net (loss) income	(14,003)	(13,967)	(15,213)	(210)	29,760	(13,633)

Less: net income attributable to noncontrolling interests	—	—	—	370	—	370

Net loss attributable to InSight Health Services Corp.	$(14,003)	$(13,967)	$(15,213)	$(580)	$29,760	$(14,003)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	$—	$—	$43,239	$4,373	$—	$47,612

Costs of services	—	—	29,254	2,681	—	31,935
Provision for doubtful accounts	—	—	936	137	—	1,073
Equipment leases	—	—	2,407	190	—	2,597
Depreciation and amortization	—	—	7,369	636	—	8,005

Costs of operations	—	—	39,966	3,644	—	43,610

Corporate operating expenses	(19)	—	(4,975)	—	—	(4,994)

Equity in earnings of unconsolidated partnerships	—	—	560	—	—	560

Interest expense, net	—	—	(6,664)	(75)	—	(6,739)

Impairment of intangible assets	—	—	(1,949)	—	—	(1,949)

Income (loss) before income taxes	(19)	—	(9,755)	654	—	(9,120)

Benefit for income taxes	—	—	(683)	—	—	(683)

Income (loss) before equity in loss of consolidated subsidiaries	(19)	—	(9,072)	654	—	(8,437)

Equity in loss of consolidated subsidiaries	(8,537)	(8,537)	535	—	16,539	—

Net income (loss)	(8,556)	(8,537)	(8,537)	654	16,539	(8,437)

Less: net income attributable to noncontrolling interests	—	—	—	119	—	119

Net income (loss) attributable to InSight Health Services Corp.	$(8,556)	$(8,537)	$(8,537)	$535	$16,539	$(8,556)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	—	—	52,033	6,713	—	58,746

Costs of services	—	—	35,923	4,581		40,504
Provision for doubtful accounts	—	—	936	358		1,294
Equipment leases	—	—	2,549	280		2,829
Depreciation and amortization	—	—	10,566	1,281	—	11,847

Costs of operations	—	—	49,974	6,500	—	56,474

Corporate operating expenses	(17)	—	(5,212)	—	—	(5,229)

Equity in earnings of unconsolidated partnerships	—	—	496	—	—	496

Interest expense, net	—	—	(7,955)	(126)	—	(8,081)

Gain on sales of centers	—	—	6,548	—	—	6,548

Impairment of intangible assets	—	—	(4,600)	—	—	(4,600)

Income (loss) before income taxes	(17)	—	(8,664)	87	—	(8,594)

Benefit for income taxes	—	—	(1,927)	—	—	(1,927)

Income (loss) before equity in loss of consolidated subsidiaries	(17)	—	(6,737)	87	—	(6,667)

Equity in loss of consolidated subsidiaries	(6,756)	(6,756)	(19)	—	13,531	—

Net (loss) income	(6,773)	(6,756)	(6,756)	87	13,531	(6,667)

Less: net income attributable to noncontrolling interests	—	—	—	106	—	106

Net loss attributable to InSight Health Services Corp.	$(6,773)	$(6,756)	$(6,756)	$(19)	$13,531	$(6,773)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(15,148)	$(15,111)	$(15,111)	$1,614	$28,993	$(14,763)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	16,289	1,187	—	17,476
Amortization of bond discount	—	—	2,862	—	—	2,862
Share-based compensation	37	—	—	—	—	37
Equity in earnings of unconsolidated partnerships	—	—	(1,172)	—	—	(1,172)
Distributions from unconsolidated partnerships	—	—	1,734	—	—	1,734
Gain on sales of equipment	—	—	(537)	—	—	(537)
Impairment of intangible assets	—	—	1,949	—	—	1,949
Equity in (loss) income of consolidated subsidiaries	15,111	15,111	(1,229)	—	(28,993)	—
Deferred income taxes	—	—	(779)	—	—	(779)
Changes in operating assets and liabilities:						—
Trade accounts receivables, net	—	—	1,741	(118)	—	1,623
Intercompany receivables, net	—	—	531	(531)	—	—
Other current assets	—	—	385	34	—	419
Accounts payable and other accrued expenses	—	—	(7,531)	(51)	—	(7,582)

Net cash provided by (used in) operating activities	—	—	(868)	2,135	—	1,267

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	2,721	—	—	2,721
Proceeds from sales of equipment	—	—	865	—	—	865
Additions to property and equipment	—	—	(12,080)	(1,851)	—	(13,931)
Decrease (increase) in restricted cash	—	—	4,302	—	—	4,302

Net cash used in investing activities	—	—	(4,192)	(1,851)	—	(6,043)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(499)	(905)	—	(1,404)
Proceeds from issuance of debt obligations	—	—	—	1,083	—	1,083
Other	—	—	—	(26)	—	(26)

Net cash provided by (used in) financing activities	—	—	(499)	152	—	(347)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(5,559)	436	—	(5,123)
Cash, beginning of period	—	—	17,443	2,197	—	19,640

Cash, end of period	$—	$—	$11,884	$2,633	$—	$14,517

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(14,003)	$(13,967)	$(15,213)	$(210)	$29,760	$(13,633)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	21,750	2,688	—	24,438
Amortization of bond discount	—	—	2,647	—	—	2,647
Share-based compensation	36	—	—	—	—	36
Equity in earnings of unconsolidated partnerships	—	—	(1,108)	—	—	(1,108)
Distributions from unconsolidated partnerships	—	—	1,437	—	—	1,437
Gain on sales of centers	—	—	(4,153)	(2,835)	—	(6,988)
Gain on sales of equipment	—	—	(618)	—	—	(618)
Gain on purchase of notes payable	—	(1,246)	—	—	—	(1,246)
Impairment of intangible assets			4,600			4,600
Deferred income taxes	—	—	(2,117)	—	—	(2,117)
Equity in loss of consolidated subsidiaries	13,967	15,213	580	—	(29,760)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	3,889	1,562	—	5,451
Intercompany receivables, net	—	—	10,022	(10,022)	—	—
Other current assets	—	—	(262)	(212)	—	(474)
Accounts payable and other accrued expenses	—	—	(2,658)	(908)	—	(3,566)

Net cash provided by (used in) operating activities	—	—	18,796	(9,937)	—	8,859

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	9,000	9,078	—	18,078
Additions to property and equipment	—	—	(4,406)	(1,067)	—	(5,473)
Increase in restricted cash	—	—	(18,772)	—	—	(18,772)
Other	—	—	192	1,792	—	1,984

Net cash provided by (used in) investing activities	—	—	(13,986)	9,803	—	(4,183)

FINANCING ACTIVITIES:
Proceeds from issuance of debt obligations	—	—	(277)	(943)	—	(1,220)
Purchase of notes payable	—	—	(1,129)	—	—	(1,129)
Other	—	—	(1,736)	—	—	(1,736)

Net cash used in financing activities	—	—	(3,142)	(943)	—	(4,085)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	1,668	(1,077)	—	591
Cash, beginning of period	—	—	17,934	3,068	—	21,002

Cash, end of period	$—	$—	$19,602	$1,991	$—	$21,593

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states including the following targeted regional markets: California, Arizona, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 67% of our total revenues from MRI services during fiscal 2009, we provide a comprehensive offering of diagnostic imaging services, including PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.
As of December 31, 2009, our network consists of 63 fixed-site centers and 106 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups’ access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine, instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance.
We have three reportable segments; contract services, patient services and other operations. Please see below for a discussion of our segments. In our contract services segment we generate revenue principally from 102 mobile units and 19 fixed sites. In our patient services segment we generate revenues principally from 44 fixed site centers and 4 mobile units. In our other operations segment, we generate revenues principally from agreements with customers to provide management services and technical solutions.
The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET/CT technologies. Notwithstanding the growth in the industry, as a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection “Financial Condition, Liquidity and Capital Resources” below). Our Adjusted EBITDA for the three and six months ended December 31, 2009 declined approximately 19.7% and 18.3%, respectively, as compared to our Adjusted EBITDA for the prior year periods. Our Adjusted EBITDA declined approximately 1.2% and 33.1% for fiscal 2009 and 2008, respectively, as compared to prior fiscal years. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the country’s economic condition, increased competition in our contract services segment and the reimbursement reductions discussed in the subsection “Reimbursement” below.
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
As a result of implementing our core market strategy, we have reduced our cost of services as a percentage of revenues from 67.4% for the six months ended December 31, 2008 to 65.7% for the six months ended December 31, 2009 and from 68.9% for the quarter ended December 31, 2008 to 67.1% for the quarter ended December 31, 2009. The decrease is primarily due to disposing of low margin fixed site centers, which had an average cost of services as a percentage of revenues of approximately 74% and 77% for the six and three months ended December 31, 2008 respectively. Additionally, while revenues have been adversely affected due to the negative trends discussed below, as a percentage of revenues our Adjusted EBITDA has remained consistent for the six month periods ended December 31, 2008 and 2009 and the three month periods ended December 31, 2008 and 2009.
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
Initiatives. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives:
•	Revenue enhancement initiatives have focused and will focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our Insight Imaging Enterprise Solutions initiative discussed below.

•	Revenue cycle management initiatives have focused and will continue to focus on collections at point of service, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and the initiative with Dell Perot Systems discussed below.

•	Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.
While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date and our revenues have continued to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the country’s economic condition, including higher unemployment.
In February 2009, we entered into a seven-year agreement with Dell Perot Systems (formerly Perot Systems Corporation) to provide enhanced revenue cycle services and assist in the implementation of upgraded technology and IT services, which will provide new technology to manage our back-office billing and accounts receivable collections functions. As a result of this agreement we terminated certain employees and transitioned certain other employees to Dell Perot Systems. We implemented the revenue cycle services in June 2009 and we expect to implement the new upgraded technology and IT services as of the beginning of fiscal year 2011. We estimate start-up costs of this initiative to be approximately $3.5 million (including $3.0 million of capital expenditures), of which $2.4 million (including $2.3 million of capital expenditure) has been incurred as of December 31, 2009.
In addition to our traditional offerings of equipment and management services, we believe that we have the ability to offer packaged technology solutions to hospitals and other medical imaging services providers. Besides our traditional offerings, these customers would have the ability to choose from a broad spectrum of systems and services, including, but not limited to, image archiving and Picture Archiving Communication System (PACS) services, patient registration portals, radiology information systems, revenue cycle management services, and financial and operational tools. We launched this offering of solutions in fiscal 2010 under the name Insight

Imaging Enterprise Solutions and we recently extended a contract with an existing customer and entered into a contract with a new customer.
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
Contract Services: Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. We internally handle the billing and collections for our contract services at relatively low cost, and we do not bear the direct risk of collections from third-party payors or patients. Revenues from our wholesale operations have been and will continue to be driven by the growth in the diagnostic imaging industry and are dependent on our ability to:
•	establish new wholesale customers within our core markets;

•	structure efficient wholesale routes that maximize equipment utilization and reduce vehicle operations costs;

•	timely collect payments from our wholesale customers, some of which face financial liquidity and stability concerns; and

•	renew existing contracts with our wholesale customers.
Patient Services: Patient services consist of centers (mainly fixed-sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid and health maintenance organizations, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Dell Perot Systems, and we bear the direct risk of collections from third-party payors and patients. Revenues from our retail operations have been and will continue to be driven by the growth in the diagnostic imaging industry and are dependent on our ability to:
•	attract and maintain patient referrals from physician groups and hospitals;

•	maximize procedural volume, which includes ensuring that a patient attends his or her scheduled procedure;

•	appropriately bill and collect directly from patients their share of the procedure charge (i.e., co-payment, co-insurance and/or deductible);

•	maintain our existing contracts and enter into new ones with managed care organizations and commercial insurance carriers; and

•	acquire or develop new retail centers.
Other Operations: Other operations generate revenues primarily from agreements with customers to provide management services, which could include field staffing, billing and collections, technical solutions, accounting and other office services. We refer to these operations as our “Insight Imaging Enterprise Solutions” operations. We allocate corporate overhead, depreciation related to our billing system and income taxes to other operations. We manage cash flows and assets on a consolidated basis, and not by segment.
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
Recently there has been an increase in the amount of available equipment for lease within the industry. This increase in availability within the industry has caused a decline in demand for our contract services mobile systems, which has resulted in (1) a lower than normal success rate in replacing lost revenues, (2) lower contractual reimbursement as compared to prior periods and (3) an increase in the number of our idle mobile systems.
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
In recent years, CMS modified the OPPS with the effect of reducing the reimbursement received by hospitals for certain outpatient radiological services, including PET/CT, and CMS continues to examine imaging with a view toward potential further reductions. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET/CT customers and attract new ones. Although CMS continues to expand reimbursement for new applications of PET/CT, broader applications are unlikely to significantly offset the anticipated overall reductions in PET/CT reimbursement. Any modifications under OPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.
Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Physician Fee Schedule, or MPFS. Several years ago, CMS reduced the reimbursement for certain diagnostic procedures performed together on the same day. They did so by modifying Medicare to pay 100% of the technical component of the higher priced procedure and 75% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. CMS anticipated further reducing the technical component of each additional procedure for procedures involving contiguous body parts from 75% to 50%. However, it has yet to implement this additional reduction, and CMS has not yet stated whether it will implement such additional reduction.

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
We have experienced significant reimbursement reductions for radiology services provided to Medicare beneficiaries, including reductions pursuant to the Deficit Reduction Act, or DRA. The DRA, which became effective in 2007, set reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities at the lesser of OPPS or the MPFS.
Medicare reimbursement rates under the MPFS are calculated in accordance with a statutory formula. As a result, for calendar years 2007, 2008 and 2009, CMS published regulations decreasing the fee schedule rates by 5.0%, 10.1% and 5.4%, respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in fee schedule rates under the MPFS until the statutory formula is changed through enactment of new legislation. We do not know if Congress will continue to enact legislation to prevent future decreases under the statutory formula, but if Congress failed to act, there could be significant decreases to the MPFS. In fact, CMS (under the Final Rule cited below) announced a 21.2% decrease under the MPFS for calendar year 2010. The effective date of the proposed 21.2% decrease was postponed to March 1, 2010 under legislation passed in December 2009, and Congress is currently proposing additional legislation for further delays. However, if the 21.2% or similar decrease in the fee schedule rates under the MPFS becomes effective March 1, 2010 (as is currently mandated) it will have a significant adverse effect on our financial condition and results of operations.
On October 30, 2009, CMS released a display copy of the final rule (the “Final Rule”) which updates the payment policies and rates for the MPFS, for calendar year 2010. In addition to other changes to the physician payment formulae, the MPFS reduces payment rates for services using equipment costing more than $1 million by increasing the usage assumptions from the current 50% usage rate to a 90% usage rate. This reduction primarily impacts radiology and other diagnostic tests. Federal legislative proposals have been introduced that would result in lower usage assumptions and, if enacted, would supersede CMS’s regulatory changes. Further with respect to its 2010 changes, CMS will also reduce payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. The changes to the MPFS will be transitioned over a four-year period such that beginning in 2013, CMS will fully implement the revised payment rates. Thus, even if the announced 21.2% decrease mentioned above is not implemented (as certain members of Congress and the Obama administration are currently pledging), this change to the MPFS, could have an adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2009, Medicare revenues represented $22.2 million, or approximately 10.0% of our total revenues for such period. If the Final Rule had been fully phased in during our fiscal year ended June 30, 2009, we estimate that our total revenues would have been reduced by approximately $2.6 million, or 1.1%. We expect that for our fiscal year ending June 30, 2010, the initial phase of the Final Rule will reduce our total revenues by less than one percent. The impact of the new MPFS will increase over the four-year transition period unless mitigated by future legislation (either currently proposed or pledged by Congress and the Obama administration). The foregoing estimate does not reflect potential reductions if any of the following were implemented (a) the 21.2% decrease under the MPFS, or (b) any comparable reductions by third-party payors other than Medicare.
In addition to reimbursement cuts, the new MPFS confirms that suppliers of technical component advanced imaging services must be accredited by January 1, 2012. Our mobile facilities are currently accredited by The Joint Commission, which has been designated by CMS as an authorized accrediting body. We do not know the impact the accreditation requirements will have on our financial condition or results of operations.
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
Managed Care and Private Insurance. Health Maintenance Organizations, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, some managed care organizations have reduced or otherwise limited, and we believe that other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions have had, and any future reductions could have, an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions proposed by CMS, Congress and the Obama Administration. The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.
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

Revenues
We earn revenues by providing services to patients, hospitals and other healthcare providers. Our patient services revenue is billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, collectively, payors. Patient services revenues also include balances due from patients, which are primarily collected at the time the procedure is performed. We refer to our patient services revenues as our retail operations. With respect to our retail operations we bear the direct risk of collections from third-party payors and patients. Our charge for a procedure is comprised of charges for both the technical and professional components of the service. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.
Historically and through fiscal 2009, our billing system did not generate contractual adjustments. Consequently, contractual adjustments had been manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. In July 2009, we completed the implementation of a new report that extracts data from our billing system and automatically generates the contractual adjustments based on actual contractual rates with our payors in effect at the time the service is provided to the patient. Contractual adjustments are written-off against contractual rates with our payors in effect when the service was provided to the patient.
We report payments to radiologists on a net basis because (1) we are not the primary obligor for the provision of professional services, (2) the radiologists receive contractually agreed upon percentage of collections and (3) the radiologists bear the risk of non-collection. In the past we had arrangements with certain radiologists pursuant to which we paid the radiologists directly for their professional services at an agreed upon contractual rate. With respect to these arrangements, the professional component was included in our revenues, and our payments to the radiologists are included in costs of services. In fiscal year 2010, we no longer have these types of arrangements.
Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed. Most third-party payors require preauthorization before an MRI, CT or PET/CT procedure is performed on a patient.
We refer to our revenues from hospitals, physician groups and other healthcare providers as contract services revenues or our wholesale operations. Contract services or wholesale revenues are primarily generated from fee-for-service arrangements, fixed-fee contracts and management fees billed to the hospital, physician group or other healthcare provider. Contract service revenues are generally billed to our customers on a monthly basis. Contract services revenues are recognized when the service is provided. Revenues collected in advance are recorded as unearned revenue. Revenues are affected by the timing or holidays, patient and referring physicians vacation schedules and inclement weather.
The provision for doubtful accounts is reflected as an operating expense and represents our estimate of amounts that are legally owed to us but will be uncollectible from patients, payors, hospitals, physician groups and other healthcare providers. The provision for doubtful accounts includes amounts to be written off with respect to specific accounts involving customers that are financially unstable or materially fail to comply with the payment terms of their contracts and other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written-off against their corresponding asset account, with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded. Our historical write-offs for uncollectible accounts are not concentrated in a specific payor class.

The following illustrates our payor mix based on revenues for the six months ended December 31, 2009 and 2008:

	Six months ended
	December 31,
Percentage of Total Revenues	2009	2008
Hospitals, physician groups and other healthcare providers (1)(2)	51%	47%
Managed care and insurance	34%	37%
Medicare / Medicaid	11%	12%
Other, including workers’ compensation and self-pay patients	4%	4%

(1)	We have one healthcare provider that accounted for approximately 6.0% of our total revenues during the six months ended December 31, 2009. No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

(2)	These payors principally represent our contract services or wholesale operations.
The aging of our gross and net trade accounts receivables as of December 31, 2009 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total
	(unaudited)
Hospitals, physician groups and other healthcare providers	$7,775	$3,286	$1,248	$503	$528	$13,340
Managed care and insurance	10,955	3,215	1,707	1,245	4,211	21,333
Medicare/Medicaid	2,781	746	405	273	1,202	5,407
Other, including workers compensation	752	552	337	277	921	2,839
Other, including self paid patients	83	63	54	48	22	270

Trade accounts receivables	22,346	7,862	3,751	2,346	6,884	43,189

Less: Allowances for professional fees	(2,402)	(752)	(402)	(291)	(1,023)	(4,870)
Allowances for contractual adjustments	(6,763)	(1,999)	(1,040)	(79)	(161)	(10,042)
Allowances for doubtful accounts	(163)	(49)	(25)	(1,357)	(2,712)	(4,306)

Trade accounts receivables, net December 31, 2009	$13,018	$5,062	$2,284	$619	$2,988	$23,971

	54%	21%	10%	3%	12%	100%
Our days sales outstanding, for trade accounts receivables on a net basis was approximately 42 days at December 31, 2009 and 43 days at June 30, 2009.
Operating Expenses
We operate in a capital intensive industry that requires significant amounts of capital to fund operations. As a result, a high percentage of our total operating expenses are fixed. Our fixed costs include depreciation and amortization, debt service, lease payments, salaries and benefit obligations, equipment maintenance expenses, insurance and vehicle operations costs. Because a large portion of our operating expenses are fixed, any increase in our procedure volume or reimbursement rates disproportionately increases our operating cash flow. Conversely, any decrease in our procedure volume or reimbursement rates disproportionately decreases our operating cash flow. Our variable costs, which comprise only a small portion of our total operating expenses, include billing fees related to patient services, bad debt expense and the cost of service supplies such as film, contrast media and radiopharmaceuticals.

Results of Operations
The following table sets forth the results of operations for the three and six months ended December 31, 2009 and 2008.

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)
REVENUES:
Contract services	$48,953	$60,593	$23,933	$29,660
Patient services	47,692	59,570	23,092	28,454
Other	1,108	1,168	587	632

Total revenues	97,753	121,331	47,612	58,746

COSTS OF OPERATIONS:
Costs of services	64,185	81,832	31,935	40,504
Provision for doubtful accounts	2,183	2,336	1,073	1,294
Equipment leases	5,158	5,716	2,597	2,829
Depreciation and amortization	17,476	24,438	8,005	11,847

Total costs of operations	89,002	114,322	43,610	56,474

CORPORATE OPERATING EXPENSES	(9,800)	(11,127)	(4,994)	(5,229)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,172	1,108	560	496

INTEREST EXPENSE, net	(13,583)	(15,949)	(6,739)	(8,081)

GAIN ON SALES OF CENTERS	—	6,988	—	6,548

GAIN ON PURCHASE OF NOTES PAYABLE	—	1,246	—	—

IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(1,949)	(4,600)	(1,949)	(4,600)

Loss before income taxes	(15,409)	(15,325)	(9,120)	(8,594)

BENEFIT FOR INCOME TAXES	(646)	(1,692)	(683)	(1,927)

Net loss	(14,763)	(13,633)	(8,437)	(6,667)

Less: net income attributable to noncontrolling interests	385	370	119	106

Net loss attributable to InSight Health Services Holdings Corp.	$(15,148)	$(14,003)	$(8,556)	$(6,773)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
	(unaudited)
REVENUES:
Contract services	50.1%	49.9%	50.3%	50.5%
Patient services	48.8%	49.1%	48.5%	48.4%
Other	1.1%	1.0%	1.2%	1.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	65.7%	67.4%	67.1%	68.9%
Provision for doubtful accounts	2.2%	1.9%	2.3%	2.2%
Equipment leases	5.3%	4.7%	5.5%	4.8%
Depreciation and amortization	17.9%	20.1%	16.8%	20.2%

Total costs of operations	91.0%	94.2%	91.6%	96.1%

CORPORATE OPERATING EXPENSES	-10.0%	-9.2%	-10.5%	-8.9%

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.2%	0.9%	1.2%	0.8%

INTEREST EXPENSE, net	-13.9%	-13.1%	-14.2%	-13.8%

GAIN ON SALES OF CENTERS	0.0%	5.8%	0.0%	11.1%

GAIN ON PURCHASE OF NOTES PAYABLE	0.0%	1.0%	0.0%	0.0%

IMPAIRMENT OF OTHER LONG-LIVED ASSETS	-2.0%	-3.8%	-4.1%	-7.8%

Loss before income taxes	-15.8%	-12.6%	-19.2%	-14.6%

BENEFIT FOR INCOME TAXES	-0.7%	-1.4%	-1.4%	-3.3%

Net loss	-15.1%	-11.2%	-17.7%	-11.3%

Less: net income attributable to noncontrolling interests	0.4%	0.3%	0.2%	0.2%

Net loss attributable to InSight Health Services Holdings Corp.	-15.5%	-11.5%	-18.0%	-11.5%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands except percentages):

	Six Months Ended
	December 31,
	2009	2008	Variance	Variance %
	(unaudited)
Revenues
Patient services (1)	$47,692	$59,570	$(11,878)	-20%
Contract services	48,953	60,593	(11,640)	-19%
Other operations	1,108	1,168	(60)	-5%

Total	$97,753	$121,331	$(23,578)	-19%

Costs of Operations
Patient services (2)	$46,149	$61,811	$(15,662)	-25%
Contract services	41,204	50,304	(9,100)	-18%
Other operations	1,649	2,207	(558)	-25%

Total	$89,002	$114,322	$(25,320)	-22%

Costs of Operations as a Percentage of Revenues
Patient services	97%	104%
Contract services	84%	83%
Other operations	149%	189%

Total	91%	94%

(1)	Patient services revenues for the six months ended December 31, 2008 include $11.8 million related to patient services centers that were sold or closed in fiscal 2009 and 2010 and were in operation in the first six months of 2009, but were not in operation for the entire six months of 2010. Patient services revenues for the six months ended December 31, 2009 include $3.2 million in revenues from acquired patient services centers that were not in operation in the first quarter of 2009.

(2)	Patient services cost of operations for the six months ended December 31, 2008, include $10.1 million related patient services centers that were sold or closed in fiscal 2009 and 2010 and were in operation in the first six months of 2009, but were not in operation for the entire six months of 2010. Patient services costs of operations for the six months ended December 31, 2009 include $1.7 million in costs from acquired patient services centers that were not in operation in the first six months of 2009.
Six Months Ended December 31, 2009 and 2008
Revenues: Net of dispositions and acquisitions, revenues decreased 10.6% from $105.0 million for the six months ended December 31, 2008, to $93.9 million for the six months ended December 31, 2009. This decrease was due to lower contract services revenues ($7.8 million) and lower revenues from patient services centers ($3.3 million). Revenues from other operations remained consistent for both periods.
Our patient services revenues, net of acquisitions and dispositions, decreased by 6.9% from $47.1 million for the six months ended December 31, 2008, to $43.8 million for the six months ended December 31, 2009. This decrease was primarily a result of a decrease in scan volumes.
Our contract services revenues decreased 19.2% from $60.6 million for the six months ended December 31, 2008, to $49.0 million for the six months ended December 31, 2009. This decrease was due partially to the closure of a fixed-site center related to a large health care provider contract ($3.8 million). Additionally, we experienced a reduction in the number of active contracts and reductions in reimbursement from our contract services customers for all modalities. The reductions in reimbursement are primarily the result of competition from other contract services providers and fewer mobile units in service. Our aging mobile fleet also contributed to the decline in revenues as did the continued propensity for customers to take their business in-house.

We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the country’s economic condition, including higher unemployment and fewer individuals with healthcare insurance and reductions in third-party payor reimbursement.
Costs of services: As a percentage of revenues, costs of services decreased 1.7% to 65.7% for the six months ended December 31, 2009 as compared to 67.4% for the same period in 2008. The decrease is attributable partially to lower costs, net of acquisitions and dispositions, in our contract services ($3.9 million) and lower costs, net of acquisitions and dispositions, in our patient services ($3.9 million) coupled with the disposition of certain of our patient services centers, which had costs of services as a percentage of revenues of approximately 74%.
As a percentage of revenues, costs of services at our patient services centers decreased 5.4% to 77.2% for the six months ended December 31, 2009 from 82.6% for the same period in the prior year. The decrease is partially the result of the disposition of patient services centers with costs of services as a percentage of revenue of over 85% and the acquisition of centers with a costs of services as a percentage of revenues of 54.7%. Total costs of services in our patient services segment decreased. Our dispositions eliminated $10.1 million of costs from the six month ended December 31, 2008 to the current six month period, which was partially offset by acquisitions ($1.7 million). Additionally we also reduced the cost of services for our existing patient services centers by 3.0% as a percentage of revenues ($3.9 million). The decrease in costs of services for our existing patient services centers was due primarily to decreased salary related expenses ($1.5 million), reading fees ($1.0 million), billing fees ($0.7 million), equipment maintenance ($0.4 million).
As a percentage of revenues our contract services costs of services increased 1.9% to 55.4% for the six months ended December 31, 2009 from 53.5% for the same period in the prior year. Costs of services in our contract services operations decreased $5.3 million for the six months ended December 31, 2009 as compared to the same period in the prior year. The decrease was due partially to the closure of a fixed site center related to a large health care provider contract ($1.4 million). The decrease in costs of services for our existing contract services operations was a result of our cost reduction initiatives. Notable variances included a decrease in salary related expenses ($2.3 million), a decrease in our mobile fleet related costs ($1.6 million), and decreases in supplies, insurance and taxes and license fees ($0.4 million), partially offset by a decrease in gain on sale of medical equipment ($0.3 million)
Provision for doubtful accounts: The provision for doubtful accounts decreased by $0.2 million for the six months ended December 31, 2009 as compared to the prior year. Net of acquisitions and dispositions, our provisions for doubtful accounts increased $0.1 million to $2.1 million for the six months ended December 31, 2009 as compared to $2.0 million in the same period in the prior year, related primarily to contract services operations.
Equipment leases: Equipment leases decreased $0.6 million for the six months ended December 31, 2009 as compared to the same period in the prior year. Equipment leases, net of acquisitions and dispositions, decreased $0.4 million, from $5.4 million to $5.0 million for the six months ended December 31, 2009 and 2008, respectively.
Depreciation and amortization: Depreciation and amortization expense decreased $7.0 million for the six months ended December 31, 2009 to $17.5 million from $24.5 million for the same period in the prior year. Net of acquisitions and dispositions, depreciation and amortization decreased $4.5 million for the six months ended December 31, 2009 as compared to same period in the prior year. The decrease can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment during the six months ended December 31, 2009 than the prior year period, partially offset by purchases of new property and equipment.
Corporate Operating Expenses: Corporate operating expenses decreased $1.3 million, or 11.9%, to $9.8 million for the six months ended December 31, 2009 from $11.1 million for the six months ended December 31, 2008. As a percentage of revenues corporate operating expenses increased to 10.0% for the six months ended December 31, 2009 from 9.2% for the same period in the prior year due to declines in revenues. Our cost reduction initiatives primarily contributed to decreases in salary related expenses ($0.4 million), office related expenses ($0.3 million) and legal, accounting and consulting expenses ($0.3 million).
Interest Expense, net: Interest expense, net decreased $2.4 million from $16.0 million for the six months ended December 31, 2008, to $13.6 million for the six months ended December 31, 2009. The decrease was due primarily to lower interest rates ($2.6 million) on the floating rate notes coupled with lower debt balances resulting from our purchase of $21.5 million of floating rate notes partially offset by increased amortization of the bond discount ($0.2 million).
Gain on Sales of Centers: During the six months ended December 31, 2008, we sold three fixed-site centers in California, one fixed-site center in Illinois and one fixed-site center in Tennessee and our equity interest in three joint ventures in New York and California that operated six fixed-site centers. We received $18.1 million, net of cash sold, from the sales and recorded a gain of $7.0 million.
Gain on Purchase of Notes Payable: During the six months ended December 31, 2008, we purchased $2.5 million in principal amount of our floating rate notes for $1.1 million. We realized a gain of $1.2 million, after the write-off of unamortized discount of $0.2 million.
Impairment of Other Long-lived Assets: Impairment of other long-lived assets decreased $2.7 million from $4.6 million for the six months ended December 31, 2008 to $1.9 million for the six months ended December 31, 2009. Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services reporting unit related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services reporting unit related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services reporting unit.
Loss before income taxes: Loss before income taxes increased from $15.3 million for the six months ended December 31, 2008, to $15.4 million for the six months ended December 31, 2009. An analysis of the change in loss before income taxes is as follows (amounts in thousands) (unaudited):

Consolidated
Loss before income taxes —
Six Months ended December 31, 2008	$(15,325)
Decrease in existing centers revenues	(11,132)
Decrease in existing centers costs of services	7,829
Decrease in existing centers equipment leases	386
Decrease in existing centers depreciation and amortization	4,503
Decrease in existing centers interest expense	2,201
Increase in existing centers provision for doubtful accounts	(108)
Impact of centers sold, closed or acquired	429
Decrease in corporate operating expenses	1,327
Increase in equity in earnings of unconsolidated partnerships	64
Gain on sales of centers	(6,988)
Gain on purchase of floating rate notes	(1,246)
Decrease in impairment of other long-lived assets	2,651

Loss before income taxes —
Six Months ended December 31, 2009	$(15,409)

Benefit for Income Taxes: For the six months ended December 31, 2009, we recorded a benefit for income taxes of $0.6 million as compared to a benefit for income taxes of $1.7 million for the six months ended December 31, 2008. The benefit for income taxes is related to a decrease in our deferred tax liability of approximately $0.7 million due to the impairment of our indefinite-live intangible assets, offset partially by a provision primarily related to state income taxes.

Three Months Ended December 31, 2009 and 2008

	Three Months Ended
	December 31,
	2009	2008	Variance	Variance %
	(unaudited)
Revenues
Patient services (1)	$23,092	$28,454	$(5,362)	-19%
Contract services	23,933	29,660	(5,727)	-19%
Other operations	587	632	(45)	-7%

Total	$47,612	$58,746	$(11,134)	-19%

Costs of Operations
Patient services (2)	$22,375	$30,409	$(8,034)	-26%
Contract services	20,319	25,157	(4,838)	-19%
Other operations	916	908	8	1%

Total	$43,610	$56,474	$(12,864)	-23%

Costs of Operations as a Percentage of Revenues
Patient services	97%	107%
Contract services	85%	85%
Other operations	156%	144%

Total	92%	96%

(1)	Patient services revenues for the three months ended December 31, 2008 include $5.0 million related to patient services centers sold or closed in fiscal 2009 and 2010 that were in operation in the first three months of 2009, but were not in operation for the entire three months ended December 31, 2009. Patient services revenues for the three months ended December 31, 2009 include $1.4 million in revenues from acquired patient services centers that were not in operation in the three months ended December 31, 2008.

(2)	Patient services cost of operations for the three months ended December 31, 2008, include $4.6 million related patient services that were sold or closed in fiscal 2009 and 2010 that were in operation in the first three months of 2009, but were not in operation for the entire three months ended December 31, 2009. Patient services costs of operations for the three months ended December 31, 2009 include $0.7 million in costs from acquired patient services centers that were not in operation in the three months ended December 31, 2008.
Revenues: Net of dispositions and acquisitions, revenues decreased 11.1% from $51.5 million for the three months ended December 31, 2008, to $45.8 million for the three months ended December 31, 2009. This decrease was due to lower existing contract services revenues ($3.9 million) and lower existing patient services centers revenues ($1.8 million). Revenues from other operations remained consistent for both periods.
Patient services revenues, net of acquisitions and dispositions, decreased by 7.9% from $23.0 million for the three months ended December 31, 2008, to $21.2 million for the three months ended December 31, 2009. The decrease was partially a result of lower scan volumes ($1.2 million) coupled with lower fees per scan ($0.6 million).
Our contract services revenues decreased 19.3% from $29.7 million for the three months ended December 31, 2008, to $23.9 million for the three months ended December 31, 2009. This decrease was due partially to the closure of a fixed site center related to a large health care provider contract ($1.8 million). Additionally, we experienced a reduction in the number of active contracts and reductions in reimbursement from our contract services customers for all modalities. The reductions in reimbursement are primarily the result of competition from other contract services providers and fewer mobile units in service. Our aging mobile fleet also contributed to the decline in revenues as did the continued propensity for customers to take their business in-house.
We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the economic condition, including higher unemployment and fewer individuals with healthcare insurance and any reductions in third-party payor reimbursement.

Costs of services: As a percentage of revenues, costs of services decreased 1.9% to 67.1% for the three months ended December 31, 2009 as compared to 69.0% for the same period in 2008. The decrease is attributable to lower costs, net of acquisitions and dispositions in our contract services ($1.8 million) and lower costs, net of acquisitions and dispositions in our patient services ($2.5 million) coupled with the disposition of certain of our patient services centers, which had costs of services as a percentage of revenues of approximately 93%.
As a percentage of revenues, costs of services at our patient services centers decreased 7.6% to 79.0% for the three months ended December 31, 2009 from 86.6% for the same period in the prior year. Costs of services in the patient services segment decreased $6.4 million for the quarter ended December 31, 2009 as compared to the same quarter in the prior year. The decrease is partially the result of the disposition of patient services centers ($4.6 million) offset partially by acquisitions ($0.7 million). Additionally, cost of services for our existing patient services centers decreased 4.3% as a percentage of revenues ($2.5 million). The decrease in costs of services for our existing patient services centers was due primarily to decreased billing fees ($1.9 million) and reading fees ($0.5 million).
As a percentage of revenues our contract services costs of services increased 2.6% to 56.4% for the three months ended December 31, 2009 from 53.8% for the same period in the prior year. Costs of services in our contract services operations decreased $2.5 million for the three months ended December 31, 2009 as compared to the same period in the prior year. The decrease was due partially to the closure of a fixed-site center related to a large health care provide contract. The decrease in costs of services for our existing contract services operations was a result of our cost reduction initiatives. Notable variances included a decrease in salary related expenses ($1.2 million) and a decrease in our mobile fleet related costs ($0.6 million).
Provision for doubtful accounts: The provision for doubtful accounts decreased by $0.2 million for the three months ended December 31, 2009 as compared to the prior year. Net of acquisitions and dispositions, our provisions for doubtful accounts remained consistent.
Equipment leases: Equipment leases decreased $0.2 million for the quarter ended December 31, 2009 as compared to the same period in the prior year due to the disposition of certain centers. Equipment leases, net of acquisitions and dispositions, remained consistent.
Depreciation and amortization: Depreciation and amortization expense decreased $3.8 million for the quarter ended December 31, 2009 to $8.0 million from $11.8 million for the same period in the prior year. Net of acquisitions and dispositions, depreciation and amortization decreased $2.8 million in the quarter ended December 31, 2009 as compared to same period in the prior year. The decrease in revenue can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment during the quarter ended December 31, 2009 than the prior year period, partially offset by purchases of new property and equipment.
Corporate Operating Expenses: Corporate operating expenses decreased $0.2 million, or 4.5%, to $5.0 million for the quarter ended December 31, 2009 from $5.2 million for the quarter ended December 31, 2008. As a percentage of revenues corporate operating expenses increased to 10.5% for the three months ended December 31, 2009 from 8.9% for the same period in the prior year due to the decline in revenues. The reduction in expenses was a result primarily of our cost reduction initiatives which contributed to decreased salary related expenses ($0.1 million) and office related expenses ($0.1 million).
Interest Expense, net: Interest expense, net decreased $1.3 million from $8.1 million for the quarter ended December 31, 2008, to $6.7 million for the quarter ended December 31, 2009. The decrease was due primarily to lower interest rates ($2.6 million) on the floating rate notes coupled with lower debt balances resulting from our purchase of $21.5 million of floating rate notes partially offset by increased amortization of the bond discount ($0.1 million).
Gain on Sales of Centers: During the three months ended December 31, 2008, we sold one fixed-site center in Tennessee and one fixed-site center in Illinois and our equity interest in two joint ventures in New York and California that operated four fixed-site centers. We received $16.5 million, net of cash sold of $0.4 million, from the sales and recorded a gain of $6.5 million.
Impairment of Other Long-lived Assets: Impairment of other long-lived assets decreased $2.7 million from $4.6 million for the quarter ended December 31, 2008 to $1.9 million for the quarter ended December 31, 2009. We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009. Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services reporting unit related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services reporting unit related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services reporting unit.
Loss before income taxes: Loss before income taxes increased 6.1% from $8.6 million for the quarter ended December 31, 2008, to $9.1 million for the quarter ended December 31, 2009. An analysis of the change in loss before income taxes is as follows (amounts in thousands):

Consolidated
Loss before income taxes —
Three Months ended December 31, 2008	$(8,595)
Decrease in existing centers revenues	(5,708)
Decrease in existing centers costs of services	3,961
Decrease in existing centers equipment leases	105
Decrease in existing centers depreciation and amortization	2,772
Decrease in existing centers interest expense	1,267
Increase in existing centers provision for doubtful accounts	87
Impact of centers sold, closed or acquired	589
Decrease in corporate operating expenses	235
Increase in equity in earnings of unconsolidated partnerships	64
Gain on sales of centers	(6,548)
Gain on purchase of floating rate notes	—
Decrease in impairment of other long-lived assets	2,651

Loss before income taxes —
Three Months ended December 31, 2009	$(9,120)

Benefit for Income Taxes: For the quarter ended December 31, 2009, we recorded a benefit for income taxes of $0.7 million as compared to a benefit for income taxes of $1.9 million for the quarter ended December 31, 2008. The benefit for income taxes is related to a decrease in our deferred tax liability of $0.7 million due to the impairment of our indefinite-live intangible assets, offset partially by a provision primarily related to state income taxes.
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
Liquidity: We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2009, we had total indebtedness of $297.9 million in aggregate principal amount, including $293.5 million of floating rate notes. We believe that cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.
We reported net losses attributable to Holdings of $15.1 million, $19.8 million, $169.2 million and $99.0 for six months ended December 31, 2009, the year ended June 30, 2009, the eleven months ended June 30, 2008 and the year ended June 30, 2007, respectively. We have implemented steps in response to these losses, including, a core market strategy and various initiatives. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives:
•	Revenue enhancement initiatives have focused and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our Insight Imaging Enterprise Solutions initiative.

•	Revenue cycle management initiatives have focused and will continue to focus on collections at point of service, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems.

•	Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.
While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the country’s economic condition, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.
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
Cash, cash equivalents and restricted cash as of December 31, 2009 were $16.7 million (including $2.2 million that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes). Our primary source of liquidity is typically cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:
•	the procedure volume of patients for our retail and wholesale operations;

•	the reimbursement we receive for our services;

•	the demand for our wholesale operations;

•	our ability to control expenses;

•	our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients; and

•	our ability to implement steps to improve our financial performance.
A summary of cash flows is as follows (amounts in thousands) (unaudited):

	Six Months Ended
	December 31,
	2009	2008
Net cash (used in) provided by operating activities	$1,267	$8,859
Net cash used in investing activities	(6,043)	(4,183)
Net cash used in financing activities	(347)	(4,085)

Increase (decrease) in cash and cash equivalents	$(5,123)	$591

Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2009 and resulted primarily from our Adjusted EBITDA ($17.2 million) (see reconciliation below) less cash paid for interest ($10.7 million) and changes in certain assets and liabilities ($5.5 million) offset by the effect of non-controlling interest ($0.4 million). The changes in certain assets and liabilities primarily consist of a decrease in accounts payable and other accrued expenses mainly related to the timing of payment of short-term obligations ($3.0 million), payments for tax liabilities ($1.0 million), and accrued compensation and related benefits ($3.6 million) due primarily to the timing of our payroll periods, partially offset by a decrease in other current assets ($0.4 million) and accounts receivables, net ($1.6 million).
Net cash used in investing activities was $6.0 million for the six months ended December 31, 2009 and resulted primarily from our purchase or upgrade of diagnostic imaging equipment and construction projects at certain of our centers ($13.9 million), partially offset by proceeds from the sales of certain centers ($2.7 million) and equipment sales ($0.9 million) and decrease in restricted cash ($4.3 million).
Net cash used in financing activities was $0.3 million for the six months ended December 31, 2009 and resulted from principal payments on notes payable and capital lease obligations, offset partially by borrowings for debt obligations.
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

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net cash provided by operating activities	$1,267	$8,859	$(1,074)	$6,106
Benefit for income taxes	(646)	(1,692)	(683)	(1,927)
Interest expense, net	13,583	15,949	6,739	8,081
Amortization of bond discount	(2,862)	(2,647)	(1,450)	(1,336)
Share-based compensation	(37)	(36)	(19)	(18)
Equity in earnings of unconsolidated partnerships	1,172	1,108	560	496
Distributions from unconsolidated partnerships	(1,734)	(1,437)	(838)	(924)
Gain on sales of equipment	537	618	76	122
Net change in operating assets and liabilities	5,540	(1,411)	3,483	(3,391)
Effect of non-controlling interests	(385)	(370)	(119)	(106)
Net change in deferred income taxes	779	2,117	779	2,177

Adjusted EBITDA	$17,214	$21,058	$7,454	$9,280

Our reconciliation of income (loss) before income taxes to Adjusted EBITDA by segment for the six months ended December 31, 2009 and 2008 is as follows (amounts in thousands):

	Contract Services	Patient Services	Other Operations	Consolidated
Six months ended December 31, 2009

Income (loss) before income taxes	$5,963	$1,894	$(23,266)	$(15,409)
Interest expense, net	363	295	12,925	13,583
Depreciation and amortization	9,963	6,243	1,270	17,476
Effect of noncontrolling interests	—	(385)	—	(385)
Impairment of other long-lived assets	1,717	232	—	1,949

Adjusted EBITDA	$18,006	$8,279	$(9,071)	$17,214

Six months ended December 31, 2008

Income (loss) before income taxes	$5,203	$(2,175)	$(18,353)	$(15,325)
Interest expense, net	797	731	14,421	15,949
Depreciation and amortization	12,945	9,615	1,878	24,438
Effect of noncontrolling interests		(370)	—	(370)
Gain on sale of centers	—	—	(6,988)	(6,988)
Gain on purchase of notes payable	—	—	(1,246)	(1,246)
Impairment of other long-lived assets	4,600	—	—	4,600

Adjusted EBITDA	$23,545	$7,801	$(10,288)	$21,058

Adjusted EBITDA decreased 18.3% for the six months ended December 31, 2009 compared to the six months ended December 31, 2008. This decrease was due primarily to reductions in Adjusted EBITDA from our contract services ($5.5 million) offset by an increase in Adjusted EBITDA from our patient services ($0.5 million) and a decrease in the negative Adjusted EBITDA in our other operations ($1.2 million). The decrease in the negative Adjusted EBITDA from our other operations is due to reductions in costs mainly attributable to our cost reduction initiatives discussed previously, including a $1.3 million decrease in corporate operating expenses.
Adjusted EBITDA from our patient services operations increased 6.1% from $7.8 million for the six months ended December 31, 2008, to $8.3 million for the six months ended December 31, 2009. This increase was due primarily to the Adjusted EBITDA at the centers we acquired ($1.3 million) and an increase in existing same store Adjusted EBITDA ($0.4 million) partially offset by Adjusted EBITDA at the centers we sold or closed ($1.2 million).
Adjusted EBITDA from our contract services operations decreased 23.5% from $23.5 million for the six months ended December 31, 2008, to $18.0 million for the six months ended December 31, 2009. This decrease was due to Adjusted EBITDA lost due to the closure of a center serving a large health care provider ($2.2 million) and the reduction in revenues discussed above, partially offset by the reduction in costs additionally discussed above.
Our reconciliation of income (loss) before income taxes to Adjusted EBITDA by segment for the three months ended December 31, 2009 and 2008 is as follows (amounts in thousands):

	Contract Services	Patient Services	Other Operations	Consolidated
Three months ended December 31, 2009

Income (loss) before income taxes	$1,870	$774	$(11,764)	$(9,120)
Interest expense, net	170	128	6,441	6,739
Depreciation and amortization	4,735	2,665	605	8,005
Effect of noncontrolling interests	—	(119)	—	(119)
Impairment of other long-lived assets	1,717	232	—	1,949

Adjusted EBITDA	$8,492	$3,680	$(4,718)	$7,454

Three months ended December 31, 2008

Income (loss) before income taxes	$(318)	$(1,945)	$(6,332)	$(8,594)
Interest expense, net	366	341	7,375	8,081
Depreciation and amortization	6,780	4,152	915	11,847
Effect of noncontrolling interests	—	(106)	—	(106)
Gain on sale of centers	—	—	(6,548)	(6,548)
Impairment of other long-lived assets	4,600	—	—	4,600

Adjusted EBITDA	$11,428	$2,442	$(4,590)	$9,280

Adjusted EBITDA decreased 19.7% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008. This decrease was due primarily to reductions in Adjusted EBITDA from our contract services ($2.9 million) and an increase in negative Adjusted EBITDA from our other operations ($0.1 million) offset by an increase in Adjusted EBITDA from our patient services ($1.2 million).
Adjusted EBITDA from our patient services operations increased 50.7% from $2.4 million for the three months ended December 31, 2008, to $3.7 million for the three months ended December 31, 2009. This increase was due primarily to increased Adjusted EBITDA from our existing patient services centers ($0.7 million) and acquisitions ($0.7 million) offset partially by the elimination of Adjusted EBITDA at the centers we sold or closed ($0.1 million).
Adjusted EBITDA from our contract services operations decreased 25.7% from $11.4 million for the three months ended December 31, 2008, to $8.5 million for the three months ended December 31, 2009. This decrease was due primarily to the elimination of Adjusted EBITDA from the closure of a center serving a large health care provider ($1.1 million) coupled with the reduction in revenues discussed above, partially offset by the reduction in costs additionally discussed above.
Capital Projects: As of December 31, 2009, we have committed to capital projects of approximately $5.9 million through December 2010. We expect to use either internally generated funds, operating leases, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance the acquisition of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.
Floating Rate Notes and Credit Facility: As of December 31, 2009, we had outstanding, through InSight, $293.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. As of December 31, 2009, the weighted average interest rate on the floating rate notes was 5.53%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of December 31, 2009 was approximately $158.5 million.
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
Through certain of InSight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent. The credit facility is scheduled to terminate in June 2011. As of December 31, 2009, we had approximately $11.1 million of availability under the credit facility, based on our borrowing base. At December 31, 2009, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $1.3 million outstanding under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $3.6 million of the $11.1 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.
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
Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR plus 2.50%, or, at our option, the base rate (which is the Bank of America, N.A. prime rate); however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if our liquidity, as defined in the credit facility, falls below $7.5 million.
The agreements governing our credit facility and floating rate notes contain restrictions on among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 805 “Business Combinations” formerly SFAS 141(R) (“ASC 805”) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material adverse effect on our financial position or cash flows.
ASC 805 formerly FSP No. FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements for the six months ended December 31, 2009.
FASB ASC Topic 810 “Consolidation” formerly SFAS 160 (“ASC 810”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. On July 1, 2009 we adopted ASC 810. As of December 31, 2009, ASC 810 only effected our reporting requirements and therefore had no impact on our consolidated financial position, results of operations or cash flows. We do not believe it will have a material adverse effect on our financial position or cash flows.
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
FASB ASC Topic 855 “Subsequent Events” formerly SFAS 165 (“ASC 855”) enhances the current guidance on accounting and disclosure requirements for subsequent events. This statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim periods and annual financial periods ending after June 15, 2009. We adopted ASC 855 on June 30, 2009; however the adoption did not have a material impact on our results of operations, cash flows or financial position. We have evaluated subsequent events through February 12, 2010 and determined no additional disclosures are required.
FASB ASC 2009-17 “Amendments to FASB Interpretation No. 46(R)” formerly SFAS No. 167 (“ASC 2009-17”) enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and as such has not yet been incorporated into the codification, with early application prohibited. We are currently evaluating the impact of the adoption of SFAS 167 on our consolidated financial statements.
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
Additionally, when estimating the fair value of a liability, a reporting entity is not required to make an adjustment relating to the existence of a restriction that prevents the transfer of the liability. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments are required, are Level 1 fair value measurements under ASC Topic 820. This ASU became effective for the beginning with this quarter and did not have a material effect on our financial position or cash flows.
In September 2009, the FASB issued ASU 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact of this accounting standards update on our consolidated financial position and results of operation.
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
Revenue Recognition: Revenues from contract services and from patient services are recognized when services are provided. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists. We report payments made to radiologists on a net basis because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractual percentages of collections and (iii) the radiologists bear the risk of non-collection. Revenues collected in advance are recorded as unearned revenue. Other operations revenues are recognized as the services are provided based on the contract.
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
We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. As of December 31, 2009, we had goodwill of $1.4 million associated with the acquisition of two fixed-site centers in the Boston-metropolitan area of Massachusetts, which was allocated to our patient services operations. In evaluating goodwill, we complete the two-step impairment test as required by ASC 350. In the first of a two-step impairment test, we determine the fair value of these reporting units using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate. ASC 350 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the consolidated statements of operations. We completed our annual impairment testing of our goodwill during this quarter and determined that our goodwill was not impaired.
We additionally completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009. Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets (other than our goodwill), we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services reporting unit related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services reporting unit related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services reporting unit.
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
Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility. As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the quarter ended December 31, 2009, as compared to prior periods. At December 31, 2009, approximately 99% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate collar contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 34.7% of our total indebtedness as of December 31, 2009. We do not engage in activities using complex or highly leveraged instruments.
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
We have an interest rate hedging agreement with Bank of America, N.A. The agreement effectively provides us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provides for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement were secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement was cross-defaulted to our credit facility. This agreement expired on February 1, 2010. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC 815. Accordingly, the value of the contract is marked-to-market quarterly, with changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). As of December 31, 2009, the contract had a liability fair value of approximately $1.1 million.
In August 2009, we entered into an interest rate cap agreement with Bank of America, N.A. with a notional amount of $190 million and a three-month LIBOR cap of 3% effective between February 1, 2010 and January 31, 2011. The terms of the agreement call for us to pay a fee of approximately $0.5 million over the contract period. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC 815. Accordingly, the value of the contract is marked-to-market quarterly, with effective changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). The net effect of the hedge is to cap interest payments for $190 million of our debt at a rate of 8.25%, because our floating rate notes incur interest at three-month LIBOR plus 5.25%. As of December 31, 2009, the contract had a net asset fair value of $0.2 million.
Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of December 31, 2009, a 1% increase in interest rates on our $293.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.0 million. Since the interest on our floating rates notes is based on LIBOR, and LIBOR was less than 1% as of December 31, 2009, if LIBOR were to drop to zero, our annual future earnings and cash flows would be affected by approximately $0.3 million. This calculation does not consider the effects of the interest rate cap agreement (since its term has not yet started). The weighted average interest rate on the floating debt as of December 31, 2009, including the effects of the interest rate hedging agreement was 7.03%.
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
ITEM 4T. CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There were no changes in the Company’s internal control over financial reporting that occurred during the six months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 5, 2010, Holdings, InSight and InSight Health Corp., a wholly owned subsidiary of InSight, were served with a complaint filed in the Los Angeles County Superior Court alleging claims on behalf of current and former employees. In Kevin Harold and Denise Langhoff, on their own behalf and on behalf of others similar situated v. InSight Health Services Holdings Corp., et al., the plaintiffs allege violations of California’s wage, overtime, meal period, break time and business practice laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, interest, attorneys’ fees and costs of suit. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit. In the meantime we intend to vigorously defend this lawsuit.
We are engaged from time to time in the defense of other lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering certain potential insurable losses where such coverage is cost-effective. We believe that the outcome of any such other lawsuit will not have a material adverse impact on our financial condition and results of operations
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR INDEBTEDNESS
Our substantial indebtedness could adversely affect our financial condition.
We have a substantial amount of debt, which requires significant interest and principal payments. As of December 31, 2009, we had total indebtedness of approximately $297.9 million in aggregate principal amount. In addition, subject to the restrictions contained in the indenture governing the floating rate notes and in our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:
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
Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. Under the terms of the indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. We believe that as of September 15, 2009, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock. Because of the low trading price of our common stock, $0.17 closing price on December 31, 2009, a person or group may be able to acquire 35% or more of Holdings’ common stock for a relatively small amount of money. We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required purchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.
If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.
Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of December 31, 2009 of approximately $62.5 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value of our assets may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of December 31, 2009 of approximately $22 million. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.
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
An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates. At December 31, 2009, approximately 99% of our indebtedness was variable rate indebtedness. We had an interest rate collar contract that expired in February 2010, with a notional amount of $190 million with a LIBOR cap of 3.25% and a LIBOR floor of 2.59%. As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 35% as of December 31, 2009. We have also entered into an interest rate cap agreement with a notional amount of $190 million and a LIBOR cap of 3% effective between February 1, 2010 and January 31, 2011. Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes. Moreover, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS
Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.
For fiscal 2009, we derived approximately 54% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide. In addition, if certain proposals from CMS and Congress become effective there could be significant decreases in reimbursement for services provided to Medicare patients. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, some managed care organizations have reduced or otherwise limited, and we believe that other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions have had, and any future reductions could have, an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions proposed by CMS, Congress and the Obama Administration. See our discussion regarding reimbursement changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.
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
As a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”). Our Adjusted EBITDA for the three and six months ended December 31, 2009 declined approximately 19.7% and 18.3%, respectively, as compared to our Adjusted EBITDA for the prior year periods. Our Adjusted EBITDA declined approximately 1.2% and 33.1% for fiscal 2009 and 2008, respectively, as compared to prior fiscal years. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the economic condition and the reimbursement reductions discussed in the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.
If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.
Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year. To the extent we do not renew a customer contract it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller, with lower procedural volumes. Recently there has been an increase in the amount of available equipment for lease within the industry. This increase in availability within the industry has caused a decline in demand for our contract services mobile systems, which has resulted in (1) a lower than normal success rate in replacing lost revenues, (2) lower contractual reimbursement as compared to prior periods and (3) an increase in the number of our idle mobile systems. In addition attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment. Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment. As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms. This would adversely affect our financial condition and results of operations.
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
We have attempted to implement, and will continue to develop and implement, various revenue enhancement, revenue cycle management and cost reduction initiatives. Revenue enhancement initiatives have focused and will focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our Insight Imaging Enterprise Solutions initiative. Revenue cycle management initiatives have focused and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems. Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our revenue cycle management and cost reduction initiatives, our revenue enhancement initiatives have produced minimal improvements to date. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s economic condition, including higher unemployment. The adequacy and ultimate success of our initiatives cannot be assured.
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
Our PET/CT service and some of our other imaging services require the use of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for injuries or violations of environmental, health and safety laws.
Our PET/CT services and some of our other imaging services require the use of radioactive materials to produce images. While this radioactive material has a short half-life, meaning it quickly breaks down into non-radioactive substances, storage, use and disposal of these materials present the risk of accidental environmental contamination and physical injury. We are subject to federal, state and local regulations governing storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, we cannot completely eliminate the risk of accidental contamination or injury from those hazardous materials. In the event of an accident, we would be held liable for any resulting damages, and any liability could exceed the limits of or fall outside the coverage of our insurance. In addition, we may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs in order to comply with current or future environmental, health and safety laws and regulations which would adversely affect our financial condition and results of operations.
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
To the extent severe weather patterns affect the regions in which we operate (e.g., hurricanes and snow storms), potential patients may find it difficult to travel to our centers or mobile facilities or their referring physician’s office, and we may have difficulty moving our mobile facilities along their scheduled routes. As a result, we would experience a decrease in procedural volume during that period. Accordingly, harsh weather conditions could adversely impact our financial condition and results of operations.
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
All of the states in which we operate require that technologists who operate our CT and PET/CT systems be licensed or certified. Also, each of our fixed-site centers must continue to meet various requirements in order to receive payments from Medicare. In addition, our mobile facilities are currently accredited by The Joint Commission, an independent, non-profit organization that accredits various types of healthcare providers, such as hospitals, nursing homes, outpatient ambulatory care centers and diagnostic imaging providers. If we were to lose such accreditation for our mobile facilities, it could adversely affect our results of operations and financial condition because some of our customer contracts require accreditation by The Joint Commission and one of our primary competitors has such accreditation.
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
If our operations are found to be in violation of any applicable laws and regulations, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines, exclusion from Medicare, Medicaid or other governmental programs and the curtailment of our operations. Any penalties, damages, fines or curtailment of our operations, individually or in the aggregate, could adversely affect our ability to operate our business and our financial condition and results of operations. The risks of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, if we are unsuccessful in defending against such action, the imposition of certain penalties would adversely affect our financial condition and results of operations. If we were excluded from Medicare, Medicaid or other governmental programs, not only would we lose the revenues associated with such payors, but we anticipate that our other customers and partners would terminate their contracts or relationships with us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The 2009 Annual Meeting of Stockholders of Holdings was held on October 29, 2009.

(b)	The following persons were elected directors at the 2009 Annual Meeting of Stockholders, and will serve until the next annual meeting and until their successors have been duly qualified and elected: Wayne B. Lowell, Louis E. Hallman, III, Eugene Linden, Richard Nevins, James A. Ovenden, Keith E. Rechner, and Steven G. Segal.

(c)	Votes cast or withheld for the election of directors at the meeting were as follows:
Proposal No. 1 Election of Directors:

	FOR	WITHHELD
Wayne B. Lowell	6,063,173	44,600
Louis E. Hallman, III	5,466,573	641,200
Eugene Linden	5,466,573	641,200
Richard Nevins	6,061,173	46,600
James A. Ovenden	6,029,533	78,240
Keith E. Rechner	6,063,173	44,600
Steven G. Segal	6,063,173	44,600

ITEM 6. EXHIBITS
10.15	Separation Agreement dated November 18, 2009, by and among Holdings, InSight and Steven M. King, filed herewith.

31.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: February 16, 2010

INSIGHT HEALTH SERVICES HOLDINGS CORP. (Registrant)
By:	/s/ Louis E. Hallman, III
Louis E. Hallman, III
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Keith S. Kelson
Keith S. Kelson
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.15	Separation Agreement dated November 18, 2009, by and among Holdings, InSight and Steven M. King, filed herewith.

31.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

31.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.

32.1	Certification of Louis E. Hallman, III, Holdings’ Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Keith S. Kelson, Holdings’ Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.