Form 10-Q
period 2010-03-31
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2010-05-14
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☑     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,644,444 shares of common stock as of May 10, 2010.
The number of pages in this Form 10-Q is 67.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
INDEX

PAGE NUMBER

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of March 31, 2010 and June 30, 2009 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Losses for the nine months ended March 31, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Operations and Comprehensive Losses for the three months ended March 31, 2010 and 2009 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7-27

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28-53

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53-54

ITEM 4T. CONTROLS AND PROCEDURES	54

PART II. OTHER INFORMATION

ITEM 1A. LEGAL PROCEEDINGS	55

ITEM 1A. RISK FACTORS	55-64

ITEM 5. EXHIBITS	65

SIGNATURES	66

EXHIBIT INDEX	67

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

ITEM 1. FINANCIAL STATEMENTS
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	March 31,	June 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,372	$19,640
Trade accounts receivables, net of allowance for contractual adjustments, bad debt, and professional fees of $20,555 and $22,977, respectively	23,855	25,594
Other current assets	9,181	9,988

Total current assets	44,408	55,222

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $109,679 and $79,554 respectively	75,069	79,837

ASSETS HELD FOR SALE	—	2,700
CASH, restricted	1,384	6,488
INVESTMENTS IN PARTNERSHIPS	6,354	6,791
OTHER ASSETS	254	208
GOODWILL AND OTHER INTANGIBLE ASSETS, net	22,881	24,878

	$150,350	$176,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$227	$242
Current portion of capital lease obligations	1,232	1,468
Accounts payable and other accrued expenses	25,363	36,037

Total current liabilities	26,822	37,747

LONG-TERM LIABILITIES:
Notes payable, less current portion	284,603	279,726
Capital lease obligations, less current portion	2,538	2,589
Other long-term liabilities	739	1,408
Deferred income taxes	6,013	6,792

Total long-term liabilities	293,893	290,515

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding	9	9
Additional paid-in capital	37,591	37,536
Accumulated other comprehensive loss	(316)	(2,528)
Accumulated deficit	(210,144)	(188,939)

Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp.	(172,860)	(153,922)

Noncontrolling interest	2,495	1,784

Total stockholders’ deficit	(170,365)	(152,138)

	$150,350	$176,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSSES
(Unaudited)
(Amounts in thousands, except per share data)

	Nine Months Ended
	March 31,
	2010	2009
REVENUES:
Contract services	$72,625	$88,672
Patient services	69,896	83,959
Other operations	1,591	1,906

Total revenues	144,112	174,537

COSTS OF OPERATIONS:
Costs of services	95,735	117,243
Provision for doubtful accounts	3,127	3,311
Equipment leases	7,926	8,348
Depreciation and amortization	25,405	35,192

Total costs of operations	132,193	164,094

CORPORATE OPERATING EXPENSES	(14,254)	(17,238)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,736	1,722

INTEREST EXPENSE, net	(19,768)	(23,231)

GAIN ON SALES OF CENTERS	300	7,689

GAIN ON PURCHASE OF NOTES PAYABLE	—	6,788

IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(1,949)	(4,600)

Loss before income taxes	(22,016)	(18,427)

BENEFIT FOR INCOME TAXES	(1,321)	(1,552)

Net loss	(20,695)	(16,875)

Less: net income attributable to noncontrolling interests	510	534

Net loss attributable to InSight Health Services Holdings Corp.	$(21,205)	$(17,409)

COMPREHENSIVE LOSS:
Net loss attributable to InSight Health Services Holdings Corp.	$(21,205)	$(17,409)
Unrealized income (loss) attributable to change in fair value of interest rate contracts	2,212	(3,723)

Comprehensive loss attributable to InSight Health Services Holdings Corp.	$(18,993)	$(21,132)

Basic and diluted loss per common share attributable to InSight Health Services Holdings Corp.	$(2.45)	$(2.01)

Weighted average number of basic and diluted common shares outstanding	8,644	8,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSSES
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

REVENUES:
Contract services	$23,672	$28,079
Patient services	22,204	24,389
Other operations	483	738

Total revenues	46,359	53,206

COSTS OF OPERATIONS:
Costs of services	31,550	35,411
Provision for doubtful accounts	944	975
Equipment leases	2,768	2,632
Depreciation and amortization	7,929	10,754

Total costs of operations	43,191	49,772

CORPORATE OPERATING EXPENSES	(4,454)	(6,111)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	564	614

INTEREST EXPENSE, net	(6,185)	(7,282)

GAIN ON SALES OF CENTERS	300	701

GAIN ON PURCHASE OF NOTES PAYABLE	—	5,542

Loss before income taxes	(6,607)	(3,102)

(BENEFIT) PROVISION FOR INCOME TAXES	(675)	140

Net loss	(5,932)	(3,242)

Less: net income attributable to noncontrolling interests	125	164

Net loss attributable to InSight Health Services Holdings Corp.	$(6,057)	$(3,406)

COMPREHENSIVE LOSS:
Net loss attributable to InSight Health Services Holdings Corp.	$(6,057)	$(3,406)
Unrealized income (loss) attributable to change in fair value of interest rate contracts	1,134	(119)

Comprehensive loss attributable to InSight Health Services Holdings Corp.	$(4,923)	$(3,525)

Basic and diluted loss per common share attributable to InSight Health Services Holdings Corp.	$(0.70)	$(0.39)

Weighted average number of basic and diluted common shares outstanding	8,644	8,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Nine Months Ended
	March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(20,695)	$(16,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,405	35,192
Amortization of bond discount	4,352	4,005
Share-based compensation	55	55
Equity in earnings of unconsolidated partnerships	(1,736)	(1,722)
Distributions from unconsolidated partnerships	2,173	2,005
Gain on sales of centers	(300)	(7,689)
Gain on sales of equipment	(836)	(670)
Gain on purchase of notes payable	—	(6,788)
Impairment of intangible assets	1,949	4,600
Deferred income taxes	(779)	(2,041)
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	1,739	7,584
Other current assets	587	(2,414)
Accounts payable and other accrued expenses	(8,757)	(5,189)

Net cash provided by operating activities	3,157	10,053

INVESTING ACTIVITIES:
Proceeds from sales of centers	2,721	19,720
Proceeds from sales of equipment	1,401	—
Additions to property and equipment	(18,576)	(13,458)
Acquisition of fixed-site center	(918)	—
Decrease (increase) in restricted cash	5,104	(13,626)
Other	—	136

Net cash used in investing activities	(10,268)	(7,228)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(2,135)	(1,693)
Proceeds from issuance of notes payable	1,083	—
Purchase of floating rate notes	—	(4,152)
Cash contributions from non-controlling interest	88	—
Distributions to non-controlling interest	(193)	—

Net cash used in financing activities	(1,157)	(5,845)

DECREASE IN CASH AND CASH EQUIVALENTS:	(8,268)	(3,020)
Cash, beginning of period	19,640	21,002

Cash, end of period	$11,372	$17,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,976	$20,386
Income taxes paid	607	277
Non-cash acquisition of fixed assets	975	884
Non-cash contributions from non-controlling interest	306	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean InSight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by InSight Health Services Holdings Corp. All references to “Holdings” mean InSight Health Services Holdings Corp. by itself. All references to “InSight” mean InSight Health Services Corp., a Delaware corporation and a wholly-owned subsidiary of Holdings, by itself. Through InSight and its subsidiaries, we provide diagnostic imaging services in more than 30 states throughout the United States. Our operations are primarily concentrated in, Arizona, certain markets in California, Texas, New England, the Carolinas, Florida, and the Mid-Atlantic states. Our services are provided through a network of 88 mobile magnetic resonance imaging, or MRI, facilities, one mobile computed tomography, or CT, facility, 14 mobile positron emission tomography and computed tomography, or PET/CT, facilities (collectively, mobile facilities), 34 fixed-site MRI centers, and 29 multi-modality fixed-site centers (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.
We have three reportable segments: contract services, patient services and other operations. In our contract services segment we generate revenue principally from 100 mobile facilities and 18 fixed-site centers. In our patient services segment we generate revenues principally from 45 fixed-site centers and 3 mobile facilities. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. We refer to this revenue as generated from our “Insight Imaging Enterprise Solutions” business. See additional information regarding our segments in Note 9 “Segment Information” below.
2. LIQUIDITY AND CAPITAL RESOURCES
We reported net losses attributable to Holdings of $21.2 million, $19.8 million, $169.2 million and $99.0 for nine months ended March 31, 2010, the year ended June 30, 2009, the eleven months ended June 30, 2008 and the year ended 2007, respectively. We have implemented steps in response to these losses, including a core market strategy and various initiatives. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives. Revenue enhancement initiatives have focused and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our InSight Imaging Enterprise Solutions initiative.
Receivables and collections management initiatives have focused and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems. In February 2009, we entered into a seven-year agreement with Dell Perot Systems to provide enhanced revenue cycle services and assist in the implementation of upgraded technology and IT services, which will provide new technology to manage our back-office billing, accounts receivable and collections functions. As a result of this agreement we terminated certain employees and transitioned certain other employees to Dell Perot Systems. We implemented the revenue cycle services in June 2009 and we expect to implement the new upgraded technology and IT services as of the beginning of fiscal year 2011.
Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.
While we have experienced some improvements through our receivables and collections management and cost reduction initiatives, benefits from our revenue enhancement initiatives have yet to materialize and our revenues continue to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the country’s economic condition, including higher unemployment.
We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

3. INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission, or SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included. The results of operations for the nine months ended March 31, 2010 are not necessarily indicative of the results to be achieved for the full fiscal year.
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
On July 1, 2009 we adopted the provisions of Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” (“ASC 810”), which establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As a result of the adoption of ASC 810, we are presenting noncontrolling interest as a component of stockholders’ deficit rather than a liability, at March 31, 2010, and the corresponding reclassification as of June 30, 2009. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense for the three and nine months ended March 31, 2010 and 2009, respectively.
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
We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009. Our evaluation of the carrying value of intangible assets compares the fair value of the assets with their corresponding carrying value. The fair value of intangible assets is determined primarily using an income approach (see Note 13). Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets in the second quarter of fiscal year 2010, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services segment related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services segment related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services segment.

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
A reconciliation of goodwill and other intangible assets is as follows (amounts in thousands) (unaudited):

	March 31, 2010		June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized intangible assets:
Wholesale contracts	$7,800	$4,160	$7,800	$2,990
Customer relationships	3,800	93	2,800	—

Total amortized intangible assets	11,600	4,253	10,600	2,990

Unamortized goodwill and intangible assets:
Goodwill	1,618	—	1,403	—
Trademark	4,400	—	5,200	—
Certificates of need	9,516	—	10,665	—

Total unamortized intangible assets	15,534	—	17,268	—

Total goodwill and other intangible assets	$27,134	$4,253	$27,868	$2,990

Amortization of intangible assets was approximately $1.3 million for the nine months ended March 31, 2010 and 2009; and approximately $0.4 million for the three months ended March 31, 2010 and 2009.
Estimated remaining amortization expense for the three months ending June 30, 2010 and each of the fiscal years ending June 30, are as follows (amounts in thousands) (unaudited):

2010	$421
2011	1,684
2012	1,684
2013	253
2014	123
Thereafter	3,182

Total	$7,347

6. NOTES PAYABLE
As of March 31, 2010, we had total indebtedness of approximately $298.4 million in aggregate principal amount, which excludes an unamortized discount of approximately $9.8 million.

As of March 31, 2010, we had outstanding, through InSight, $293.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at three-month LIBOR plus 5.25% per annum, payable quarterly. As of March 31, 2010, the weighted average interest rate on the floating rate notes was 5.50%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount of the floating rate notes plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of March 31, 2010, based on active market quotes, was approximately $132.1 million.
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
Through certain of InSight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30.0 million, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent. The credit facility is scheduled to terminate in June 2011. As of March 31, 2010, we had approximately $12.0 million of availability under the credit facility, based on our borrowing base. Holdings and InSight unconditionally guarantee all obligations of InSight’s subsidiaries that are borrowers under the credit facility. All obligations under the credit facility and the obligations of Holdings and InSight under the guarantees are secured, subject to certain exceptions, by a first priority security interest in all of Holdings’, InSight’s and the borrowers’: (i) accounts; (ii) instruments, chattel paper (including, without limitation, electronic chattel paper), documents, letter-of-credit rights and supporting obligations relating to any account; (iii) general intangibles that relate to any account; (iv) monies in the possession or under the control of the lenders under the credit facility; (v) products and cash and non-cash proceeds of the foregoing; (vi) deposit accounts established for the collection of proceeds from the assets described above; and (vii) books and records pertaining to any of the foregoing. Borrowings under the credit facility bear interest at LIBOR plus 2.5% per annum or, at our option, the prime rate. The applicable margin is currently 2.50% per annum; however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A.
There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if our liquidity, as defined in the credit facility, falls below $7.5 million. At March 31, 2010, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $1.3 million outstanding under the credit facility. The credit facility agreement also contains customary borrowing conditions, including a material adverse effect provision. If we were to experience a material adverse effect, as defined by our credit facility agreement, we would be unable to borrow under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $4.5 million of the $12.0 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.
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

On April 14, 2008, each of the Company’s non-employee directors was granted options under the Director Plan to purchase (i) 16,008 shares of Holdings’ common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share. Each set of options becomes exercisable in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010. As of March 31, 2010, options to purchase 192,096 shares of Holdings’ common stock were outstanding under this plan.
On August 19, 2008, we granted options under the Employee Plan to purchase 447,000 shares of our common stock to certain of our officers at an exercise price of $0.36 per share. On November 11, 2008, we granted options under the Employee Plan to purchase 140,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share. In November, 2009, we entered into a separation agreement with one of our officers, which resulted in the cancellation of options to purchase 70,000 shares of common stock. On December 17, 2009, we granted options under the Employee Plan to purchase 95,000 shares of our common stock to certain other officers at an exercise price of $0.14 per share. On March 31, 2010, we granted options under the Employee Plan to purchase 40,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share. The options granted under the Employee Plan expire ten years from the date of grant, and will vest and become exercisable if, and only if, a refinancing event (as defined in the option agreements) is achieved prior to the expiration of the options. As of March 31, 2010, options to purchase 652,000 shares of Holdings’ common stock were outstanding under the Employee Plan.
A summary of the status of options for shares of Holdings’ common stock at March 31, 2010 and changes during the period is presented below (unaudited):

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2009	779,096	$0.50	$0.48	8.95
Granted	—	—	—

Outstanding, September 30, 2009	779,096	$0.50	$0.48	8.73
Granted	95,000	0.14	0.14	10.00
Canceled	(70,000)	0.15	0.05	8.92

Outstanding, December 31, 2009	804,096	0.49	0.47	8.68
Granted	40,000	0.15	0.14	9.75
Canceled	—	—	—

Outstanding, March 31, 2010	844,096	$0.49	$0.47	8.49

Exercisable at June 30, 2009	64,032	$1.09
Exercisable at September 30, 2009	64,032	$1.09
Exercisable at December 31, 2009	128,064	$1.09
Exercisable at March 31, 2010	128,064	$1.09

Of the options outstanding at March 31, 2010, the characteristics are as follows (unaudited):

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$0.15	$0.15	—	40,000	9.75 years
0.14	0.14	—	95,000	9.75 years
0.15	0.15	—	70,000	8.67 years
0.36	0.36	—	447,000	8.42 years
1.01	1.01	64,032	96,048	8.08 years
1.16	1.16	64,032	96,048	8.08 years

		128,064	844,096

We account for share-based compensation under ASC Topic 718 Compensation “Stock Compensation” (“ASC 718”). We recognized approximately $0.1 million of compensation expense related to stock options under the Director Plan in the condensed consolidated statements of operations and comprehensive losses for each of the nine months ended March 31, 2010 and 2009. Because vesting of options granted under the Employee Plan is solely based on a refinancing event, management assessed whether a financing event, under the provisions of ASC 718, is considered probable. Management determined a refinancing event is currently not considered probable, and therefore, no share-based compensation expense has been recognized in the consolidated statement of operations and comprehensive losses related to the employee plan.
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
8. INCOME TAXES
As of March 31, 2010, we had federal net operating loss, or NOL, carryforwards of $139.5 million and various state NOL carryforwards. These NOL carryforwards expire between 2010 and 2029. On August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness for Holdings and InSight became effective. Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred. The rules under Internal Revenue Code Section 382 in connection with reorganization and cancellation of indebtedness allow for companies to make an election as to how to compute the annual limitation.
A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized. Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2010, 2009, 2008 and 2007 and (3) the available evidence, management determined that it is more likely than not that the net deferred tax assets will not be realized. Consequently, we have a full valuation allowance against such net deferred tax assets. In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of $6.0 million after application of the valuation allowance as of March 31, 2010. The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. Future reversals of this valuation allowance recorded will be recorded as an income tax benefit.

On July 1, 2007, we adopted ASC 740 “Income Taxes” formerly the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 an interpretation of FASB Statement No. 109 (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The liability for income taxes associated with uncertain tax positions was $0.7 and $1.4 million as of March 31, 2010 and June 30, 2009, respectively, and is included in other long-term liabilities. This amount, if not required, would favorably affect our effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. For the three months ended March 31, 2010, we recognized a tax benefit of $0.7 million associated with the uncertain tax positions due to the expiration of certain state jurisdictions’ statute of limitations. As of March 31, 2010, all material federal and state income tax matters have been concluded through June 30, 2004.
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

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):
Nine months ended March 31, 2010:

	Contract	Patient	Other
	services	Services	Operations	Consolidated
Total revenues	$72,625	$69,896	$1,591	$144,112

Equipment leases	6,316	1,610	—	7,926
Depreciation and amortization	14,242	9,325	1,838	25,405
Total costs of operations	60,953	68,865	2,375	132,193
Corporate operating expenses	—	—	(14,254)	(14,254)
Equity in earnings of unconsolidated partnerships	403	1,333	—	1,736
Interest expense, net	(489)	(387)	(18,892)	(19,768)
Gain on sales of centers	—	300	—	300
Impairment of intangible assets	(1,717)	(232)	—	(1,949)
Income (loss) before income taxes	9,869	2,045	(33,930)	(22,016)

Net additions to property and equipment	6,542	10,813	2,018	19,373
Nine months ended March 31, 2009:

	Contract	Patient	Other
	Services	Services	Operations	Consolidated
Total Revenues	$88,672	$83,959	$1,906	$174,537

Equipment leases	7,158	1,159	31	8,348
Depreciation and amortization	19,578	13,338	2,276	35,192
Total costs of operations	74,535	86,751	2,808	164,094
Corporate operating expenses	—	—	(17,238)	(17,238)
Equity in earnings of unconsolidated partnerships	435	1,287	—	1,722
Interest expense, net	(1,100)	(989)	(21,142)	(23,231)
Gain on sales of centers	—	7,689	—	7,689
Gain on purchase of notes payable	—	—	6,788	6,788
Impairment of intangible assets	(4,600)	—	—	(4,600)
Income (loss) before income taxes	8,872	5,195	(32,494)	(18,427)

Net additions to property and equipment	5,610	(3,437)	1,073	3,246

Three months ended March 31, 2010:

	Contract	Patient	Other
	services	Services	Operations	Consolidated
Total revenues	$23,672	$22,204	$483	$46,359

Equipment leases	2,216	552	—	2,768
Depreciation and amortization	4,279	3,082	568	7,929
Total costs of operations	19,749	22,716	726	43,191
Corporate operating expenses	—	—	(4,454)	(4,454)
Equity in earnings of unconsolidated partnerships	109	455	—	564
Interest expense, net	(126)	(92)	(5,967)	(6,185)
Gain on sales of centers	—	300	—	300
Income (loss) before income taxes	3,906	151	(10,664)	(6,607)

Net additions to property and equipment	1,713	6,560	581	8,854
Three months ended March 31, 2009:

	Contract	Patient	Other
	Services	Services	Operations	Consolidated
Total revenues	$28,079	$24,389	$738	$53,206

Equipment leases	2,232	369	31	2,632
Depreciation and amortization	6,633	3,723	398	10,754
Total costs of operations	24,231	24,940	601	49,772
Corporate operating expenses	—	—	(6,111)	(6,111)
Equity in earnings of unconsolidated partnerships	124	490	—	614
Interest expense, net	(303)	(258)	(6,721)	(7,282)
Gain on sales of centers	—	701	—	701
Gain on purchase of notes payable	—	—	5,542	5,542
Income (loss) before income taxes	3,669	382	(7,153)	(3,102)

Net additions to (disposals from) property and equipment	(2,193)	10,862	(455)	8,214

10. NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 805 “Business Combinations” formerly SFAS 141(R) (“ASC 805”) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for fiscal years beginning after December 15, 2008. We expect ASC 805 will have an impact on accounting for business combinations, but the effect is generally dependent upon acquisitions at that time. The adoption of ASC 805 did not have a material impact on our consolidated financial statements for the nine months ended March 31, 2010.
ASC 805 formerly FSP No. FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements for the nine months ended March 31, 2010.
FASB ASC Topic 810 “Consolidation” formerly SFAS 160 (“ASC 810”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. On July 1, 2009 we adopted ASC 810. As of March 31, 2010, ASC 810 only effected our reporting requirements and therefore had no impact on our consolidated financial position, results of operations or cash flows. The adoption of ASC 810 could have a material impact on our consolidated financial statements and results of operations in the future if we were to acquire a non-controlling interest in an entity or change our interest in one of our joint ventures.
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
FASB ASC Topic 810 “Amendments to FASB Interpretation No. 46(R)” formerly SFAS No. 167 (“ASC 810”) enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We are currently evaluating the impact of the adoption of ASC 810 on our consolidated financial statements.
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
Additionally, when estimating the fair value of a liability, a reporting entity is not required to make an adjustment relating to the existence of a restriction that prevents the transfer of the liability. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments are required, are Level 1 fair value measurements under ASC Topic 820. The adoption of this standard did not have a material impact on our consolidated financial statements for the nine months ended March 31, 2010.
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
We had an interest rate hedging agreement with Bank of America, N.A. The agreement effectively provided us with an interest rate collar. The notional amount to which the agreement applies is $190 million, and it provided for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement were secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement was cross-defaulted to our credit facility. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC Topic 815 “Derivatives and Hedging” formerly SFAS 133 (“ASC 815). Accordingly, the value of the contract was marked-to-market quarterly, with changes in the fair value of the contract included as a separate component of other comprehensive income (loss).
In August 2009, we entered into an interest rate cap agreement with Bank of America, N.A. with a notional amount of $190 million that has been designated as a highly effective cash flow hedge of future interest payments associated with the floating rate notes. Under the terms of this agreement, we receive a three-month LIBOR cap of 3.0% effective February 1, 2010 through January 31, 2011, and pay a fee of approximately $0.5 million over the contract period. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. The net effect of the hedge is to cap interest payments for $190 million of our debt at a rate of 8.25%, because our floating rate notes incur interest at three-month LIBOR plus 5.25%. The value of the interest rate cap contract is marked-to-market quarterly, with effective changes in the fair value of the contract included in other comprehensive income (loss). As of March 31, 2010, the interest rate cap contract had an asset value related to the premium of $0.3 million and a fair market value liability of $0.3 million, resulting in a net value of essentially zero.

12. (LOSS) INCOME PER COMMON SHARE
We report basic and diluted earnings per share, or EPS, for our common stock. Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period. Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options. There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS. Due to the net losses reported for the three and nine months ended March 31, 2010 and March 31, 2009 the calculation of diluted EPS is the same as basic EPS.
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
Assets and liabilities measured at fair value on a recurring basis consist of interest rate collar and cap contracts (amounts in thousands) (unaudited):

Fair Value Measurements Using
		Quoted price	Significant	Significant
		in active	other	other
		markets for	observable	unobservable
	March 31,	identical assets	inputs	inputs	Valuation
	2010 (1)	(Level 1)	(Level 2)	(Level 3)	Technique
Interest rate cap — asset position	$2	$—	$2	$—	(c	)

(1)	This amount includes prepaid premiums of $318K offset by the fair value of the derivative contract of $316K.

14. COMMITMENTS AND CONTINGENCIES
On January 5, 2010, Holdings, InSight and InSight Health Corp., a wholly-owned subsidiary of InSight, were served with a complaint filed in the Los Angeles County Superior Court alleging claims on behalf of current and former employees. In Kevin Harold and Denise Langhoff, on their own behalf and on behalf of others similaly situated v. InSight Health Services Holdings Corp., et al., the plaintiffs allege violations of California’s wage, overtime, meal period, break time and business practice laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, interest, attorneys’ fees and costs of suit. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit. In the meantime we intend to vigorously defend this lawsuit.
We are engaged from time to time in the defense of other lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering certain potential insurable losses where such coverage is cost-effective. We do not believe that the outcome of any such other lawsuit will have a material adverse impact on our financial condition and results of operations.
15. RECONCILIATION OF TOTAL STOCKHOLDERS’ EQUITY
The following tables summarize the changes in consolidated stockholders’ equity, including noncontrolling interest, in accordance with ASC 805 for the nine months ended March 31 2010, and 2009 (amounts in thousands, except share data) (unaudited):

				Accumulated
			Additional	Other		InSight		Total
	Common Stock		Paid-In	Comprehensive	Retained	Health Services	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Holdings Corp.	Interest	Equity
BALANCE AT JUNE 30, 2009	8,644,444	$9	$37,536	$(2,528)	$(188,939)	$(153,922)	$1,784	$(152,138)

Net income (loss)	—	—	—	—	(21,205)	(21,205)	510	(20,695)
Share-based compensation	—	—	55	—	—	55	—	55
Net contributions	—	—	—	—	—	—	201	201
Other comprehensive income:
Unrealized income attributable to change in fair value of interest rate contracts	—	—	—	2,212	—	2,212	—	2,212

Comprehensive loss						(18,993)

BALANCE AT MARCH 31, 2010	8,644,444	$9	$37,591	$(316)	$(210,144)	$(172,860)	$2,495	$(170,365)

16. ACQUISITIONS
In March, 2010 we acquired an equity interest in a joint venture with a prominent radiology group in the Dallas/Fort Worth, Texas area. The joint venture is a fixed-site multi-modality center. The total investment was $1.8 million, of which $0.9 was paid in cash. Acquisition-related transaction costs were minimal and expensed as incurred. In accordance with ASC 805, we allocated the purchase price of this joint venture based on the fair value of the assets acquired with the residual recorded to goodwill. We considered a number of factors in performing this valuation, including the valuation of identifiable intangible assets. Goodwill and intangible assets acquired included approximately $1.0 million for customer relationships (amortized over 30 years), and $0.2 million of goodwill which we reported in our patient services business segment. The goodwill and other intangibles recognized in this transaction are deductible for tax purposes.
Insight is the majority owner of the joint venture and therefore the results of operations and the financial position of the joint venture will be consolidated with Insight. The fair value of the noncontrolling interest at acquisition was $0.5 million.

17. SUBSEQUENT EVENTS
On May 13, 2010 we signed a definitive agreement to acquire eight fixed-site imaging centers in the Phoenix, Arizona, El Paso, Texas, and Las Cruces, New Mexico areas from MedQuest Associates (MedQuest), a subsidiary of Novant Health for a total purchase price of $8.5 million. In a separate transaction, we agreed to sell certain assets in our contract services segment for $9.2 million to MedQuest. Both transactions are fully cash with each party paying gross cash to the other. The acquisition is expected to close in July 2010.
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
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
March 31, 2010
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$8,829	$2,543	$—	$11,372
Trade accounts receivables, net	—	—	21,376	2,479	—	23,855
Other current assets	—	—	8,841	340	—	9,181
Intercompany accounts receivable	37,601	283,690	2,557	—	(323,848)	—

Total current assets	37,601	283,690	41,603	5,362	(323,848)	44,408
Property and equipment, net	—	—	69,311	5,758	—	75,069
Cash, restricted	—	—	1,384	—	—	1,384
Investments in partnerships	—	—	6,354	—	—	6,354
Investments in consolidated subsidiaries	(210,461)	(210,461)	6,346	—	414,576	—
Other assets	—	—	254	—	—	254
Goodwill and other intangible assets, net	—	—	18,592	4,289	—	22,881

	$(172,860)	$73,229	$143,844	$15,409	$90,728	$150,350

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$487	$972	$—	$1,459
Accounts payable and other accrued expenses	—	—	24,655	708	—	25,363
Intercompany accounts payable	—	—	321,291	2,557	(323,848)	—

Total current liabilities	—	—	346,433	4,237	(323,848)	26,822
Notes payable and capital lease obligations, less current portion	—	283,690	1,120	2,331	—	287,141
Other long-term liabilities	—	—	6,752	—	—	6,752
Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp	(172,860)	(210,461)	(210,461)	6,346	414,576	(172,860)
Noncontrolling interest	—	—	—	2,495	—	2,495

Total stockholders’ equity (deficit)	(172,860)	(210,461)	(210,461)	8,841	414,576	(170,365)

	$(172,860)	$73,229	$143,844	$15,409	$90,728	$150,350

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
JUNE 30, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,443	$2,197	$—	$19,640
Trade accounts receivables, net	—	—	23,429	2,165	—	25,594
Other current assets	—	—	9,766	222	—	9,988
Intercompany accounts receivable	37,544	291,403	3,101	—	(332,048)	—

Total current assets	37,544	291,403	53,739	4,584	(332,048)	55,222
Assets held for sale			2,700			2,700
Property and equipment, net	—	—	74,820	5,017	—	79,837
Cash, restricted	—	—	6,488	—	—	6,488
Investments in partnerships	—	—	6,791	—	—	6,791
Investments in consolidated subsidiaries	(191,466)	(203,532)	4,308	—	390,690	—
Other assets	—	—	208	—	—	208
Goodwill and other intangible assets, net	—	—	21,233	3,645	—	24,878

	$(153,922)	$87,871	$170,287	$13,246	$58,642	$176,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$732	$978	$—	$1,710
Accounts payable and other accrued expenses	—	—	35,380	657	—	36,037
Intercompany accounts payable	—	—	328,948	3,100	(332,048)	—

Total current liabilities	—	—	365,060	4,735	(332,048)	37,747
Notes payable and capital lease obligations, less current portion	—	279,337	559	2,419	—	282,315
Other long-term liabilities	—	—	8,200	—	—	8,200
Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp	(153,922)	(191,466)	(203,532)	4,308	390,690	(153,922)
Noncontrolling interest	—	—	—	1,784	—	1,784

Total stockholders’ equity (deficit)	(153,922)	(191,466)	(203,532)	6,092	390,690	(152,138)

	$(153,922)	$87,871	$170,287	$13,246	$58,642	$176,124

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	$—	$—	$130,838	$13,274	$—	$144,112
Costs of services	—	—	87,603	8,132	—	95,735
Provision for doubtful accounts	—	—	2,688	439	—	3,127
Equipment leases	—	—	7,301	625	—	7,926
Depreciation and amortization	—	—	23,547	1,858	—	25,405

Costs of operations	—	—	121,139	11,054	—	132,193
Corporate operating expenses	(55)	—	(14,199)	—	—	(14,254)
Equity in earnings of unconsolidated partnerships	—	—	1,736	—	—	1,736
Interest expense, net	—	—	(19,562)	(206)	—	(19,768)
Gain on sales of centers	—	—	300	—	—	300
Impairment of intangible assets	—	—	(1,949)	—	—	(1,949)

Income (loss) before income taxes	(55)	—	(23,975)	2,014	—	(22,016)
Benefit for income taxes	—	—	(1,321)	—	—	(1,321)

Income (loss) before equity in loss of consolidated subsidiaries	(55)	—	(22,654)	2,014	—	(20,695)
Equity in loss of consolidated subsidiaries	(21,150)	(21,150)	1,504	—	40,796	—

Net income (loss)	(21,205)	(21,150)	(21,150)	2,014	40,796	(20,695)
Less: net income attributable to noncontrolling interests	—	—	—	510	—	510

Net income (loss) attributable to InSight Health Services Corp.	$(21,205)	$(21,150)	$(21,150)	$1,504	$40,796	$(21,205)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	—	—	160,376	14,161	—	174,537
Costs of services	—	—	108,206	9,037	—	117,243
Provision for doubtful accounts	—	—	2,704	607	—	3,311
Equipment leases	—	—	7,781	567	—	8,348
Depreciation and amortization	—	—	32,848	2,344	—	35,192

Costs of operations	—	—	151,539	12,555	—	164,094
Corporate operating expenses	(55)	—	(17,183)	—	—	(17,238)
Equity in earnings of unconsolidated partnerships	—	—	1,722	—	—	1,722
Interest expense, net	—	—	(22,927)	(304)	—	(23,231)
Gain on sales of centers	—	—	7,689	—	—	7,689
Gain on purchase of notes payable	—	6,788	—	—	—	6,788
Impairment of intangible assets	—	—	(4,600)	—	—	(4,600)

Income (loss) before income taxes	(55)	6,788	(26,462)	1,302	—	(18,427)
Benefit for income taxes	—	—	(1,552)	—	—	(1,552)

Income (loss) before equity in loss of consolidated subsidiaries	(55)	6,788	(24,910)	1,302	—	(16,875)
Equity in loss of consolidated subsidiaries	(17,354)	(24,142)	768	—	40,728	—

Net (loss) income	(17,409)	(17,354)	(24,142)	1,302	40,728	(16,875)
Less: net income attributable to noncontrolling interests	—	—	—	534	—	534

Net loss attributable to InSight Health Services Corp.	$(17,409)	$(17,354)	$(24,142)	$768	$40,728	$(17,409)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	$—	$—	$42,153	$4,206	$—	$46,359
Costs of services	—	—	28,862	2,688	—	31,550
Provision for doubtful accounts	—	—	799	145	—	944
Equipment leases	—	—	2,527	241	—	2,768
Depreciation and amortization	—	—	7,258	671	—	7,929

Costs of operations	—	—	39,446	3,745	—	43,191
Corporate operating expenses	(18)	—	(4,436)	—	—	(4,454)
Equity in earnings of unconsolidated partnerships	—	—	564	—	—	564
Interest expense, net	—	—	(6,124)	(61)	—	(6,185)
Gain on sales of centers	—	—	300	—	—	300
Gain on purchase of notes payable	—	—	—	—	—	—

Income (loss) before income taxes	(18)	—	(6,989)	400	—	(6,607)
Benefit for income taxes	—	—	(675)	—	—	(675)

Income (loss) before equity in loss of consolidated subsidiaries	(18)	—	(6,314)	400	—	(5,932)
Equity in loss of consolidated subsidiaries	(6,039)	(6,039)	275	—	11,803	—

Net income (loss)	(6,057)	(6,039)	(6,039)	400	11,803	(5,932)
Less: net income attributable to noncontrolling interests	—	—	—	125	—	125

Net income (loss) attributable to InSight Health Services Corp.	$(6,057)	$(6,039)	$(6,039)	$275	$11,803	$(6,057)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	—	—	53,728	(522)	—	53,206
Costs of services	—	—	37,093	(1,682)		35,411
Provision for doubtful accounts	—	—	944	31		975
Equipment leases	—	—	2,695	(63)		2,632
Depreciation and amortization	—	—	11,098	(344)	—	10,754

Costs of operations	—	—	51,830	(2,058)	—	49,772
Corporate operating expenses	(19)	—	(6,092)	—	—	(6,111)
Equity in earnings of unconsolidated partnerships	—	—	614	—	—	614
Interest expense, net	—	—	(7,258)	(24)	—	(7,282)
Gain on sales of centers	—	—	701	—	—	701
Gain on purchase of notes payable	—	5,542	—	—	—	5,542

Income (loss) before income taxes	(19)	5,542	(10,137)	1,512	—	(3,102)
Benefit for income taxes	—	—	140	—	—	140

Income (loss) before equity in loss of consolidated subsidiaries	(19)	5,542	(10,277)	1,512	—	(3,242)
Equity in loss of consolidated subsidiaries	(3,387)	(8,929)	1,348	—	10,968	—

Net (loss) income	(3,406)	(3,387)	(8,929)	1,512	10,968	(3,242)
Less: net income attributable to noncontrolling interests	—	—	—	164	—	164

Net loss attributable to InSight Health Services Corp.	$(3,406)	$(3,387)	$(8,929)	$1,348	$10,968	$(3,406)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(21,205)	$(21,150)	$(21,150)	$2,014	$40,796	$(20,695)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	23,547	1,858	—	25,405
Amortization of bond discount	—	—	4,352	—	—	4,352
Share-based compensation	55	—	—	—	—	55
Equity in earnings of unconsolidated partnerships	—	—	(1,736)	—	—	(1,736)
Distributions from unconsolidated partnerships	—	—	2,173	—	—	2,173
Gain on sales of equipment	—	—	(836)	—	—	(836)
Gain/loss on sales of centers	—	—	(300)	—	—	(300)
Impairment of intangible assets	—	—	1,949	—	—	1,949
Equity in (loss) income of consolidated subsidiaries	21,150	21,150	(1,504)	—	(40,796)	—
Deferred income taxes	—	—	(779)	—	—	(779)
Changes in operating assets and liabilities:						—
Trade accounts receivables, net	—	—	2,053	(314)	—	1,739
Intercompany receivables, net	—	—	10	(10)	—	—
Other current assets	—	—	889	(302)	—	587
Accounts payable and other accrued expenses	—	—	(8,808)	51	—	(8,757)

Net cash (used in) provided by operating activities	—	—	(140)	3,297	—	3,157

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	2,721	—	—	2,721
Proceeds from sales of equipment	—	—	1,401	—	—	1,401
Additions to property and equipment	—	—	(16,467)	(2,109)	—	(18,576)
Acquisition of fixed-site centers	—	—	(275)	(643)	—	(918)
Decrease in restricted cash	—	—	5,104	—	—	5,104

Net cash used in investing activities	—	—	(7,516)	(2,752)	—	(10,268)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(958)	(1,177)	—	(2,135)
Proceeds from issuance of debt obligations	—	—	—	1,083	—	1,083
Cash contributions from non-controlling interest	—	—	—	88	—	88
Distributions to non-controlling interest	—	—	—	(193)	—	(193)

Net cash used in financing activities	—	—	(958)	(199)	—	(1,157)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(8,614)	346	—	(8,268)
Cash, beginning of period	—	—	17,443	2,197	—	19,640

Cash, end of period	$—	$—	$8,829	$2,543	$—	$11,372

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(17,409)	$(17,354)	$(24,142)	$1,302	$40,728	$(16,875)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	31,786	3,406	—	35,192
Amortization of bond discount	—	—	4,005	—	—	4,005
Share-based compensation	55	—	—	—	—	55
Equity in earnings of unconsolidated partnerships	—	—	(1,722)	—	—	(1,722)
Distributions from unconsolidated partnerships	—	—	2,005	—	—	2,005
Gain on sales of centers	—	—	(4,837)	(2,852)	—	(7,689)
Gain on sales of equipment	—	—	(670)	—	—	(670)
Gain on purchase of notes payable	—	(6,788)		—	—	(6,788)
Impairment of intangible assets			4,600			4,600
Deferred income taxes	—	—	(2,041)	—	—	(2,041)
Equity in loss of consolidated subsidiaries	17,354	24,142	(768)	—	(40,728)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	5,512	2,072	—	7,584
Intercompany receivables, net	—	—	10,223	(10,223)	—	—
Other current assets	—	—	(2,182)	(232)	—	(2,414)
Accounts payable and other accrued expenses	—	—	(3,043)	(2,146)	—	(5,189)

Net cash provided by (used in) operating activities	—	—	18,726	(8,673)	—	10,053

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	10,643	9,077	—	19,720
Additions to property and equipment	—	—	(12,563)	(895)	—	(13,458)
Increase in restricted cash	—	—	(13,626)	—	—	(13,626)
Other	—	—	(997)	1,133	—	136

Net cash provided by (used in) investing activities	—	—	(16,543)	9,315	—	(7,228)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(207)	(1,486)	—	(1,693)
Repurchase of notes payable	—	—	(4,152)	—	—	(4,152)

Net cash used in financing activities	—	—	(4,359)	(1,486)	—	(5,845)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	(2,176)	(844)	—	(3,020)
Cash, beginning of period	—	—	17,934	3,068	—	21,002

Cash, end of period	$—	$—	$15,758	$2,224	$—	$17,982

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
This quarterly report on Form 10-Q (Form 10-Q), includes “forward-looking statements.” Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital projects, financing needs, debt purchases, plans or intentions relating to acquisitions and new fixed-site developments, competitive strengths and weaknesses, business strategy and the trends that we anticipate in the industry and economies in which we operate and other information that is not historical information. When used in this Form 10-Q the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith, and we believe there is a reasonable basis for them, but we can give no assurance that our expectations, beliefs and projections will be realized.
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
We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states including the following targeted regional markets: Arizona, certain markets in California, Texas, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 67% of our total revenues from MRI services during fiscal 2010, we provide a comprehensive offering of diagnostic imaging services, including PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.
As of March 31, 2010, our network consists of 63 fixed-site centers and 103 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine, instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance.
We have three reportable segments; contract services, patient services and other operations. Please see below for a discussion of our segments. In our contract services segment we generate revenue principally from 100 mobile units and 18 fixed sites. In our patient services segment we generate revenues principally from 45 fixed site centers and 3 mobile units. In our other operations segment, we generate revenues principally from agreements with customers to provide management services and technical solutions.
The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies. Notwithstanding the growth in the industry, as a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection “Financial Condition, Liquidity and Capital Resources” below). Our Adjusted EBITDA for the three and nine months ended March 31, 2010 declined approximately 16.9% and 17.9%, respectively, as compared to our Adjusted EBITDA for the prior year periods. Our Adjusted EBITDA declined approximately 1.2% and 33.1% for fiscal 2009 and 2008, respectively, as compared to prior fiscal years. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the country’s economic condition, increased competition in our contract services segment and the reimbursement reductions discussed in the subsection “Reimbursement” below.
We have implemented the following steps in an attempt to reverse the negative trend in Adjusted EBITDA:
Core Market Strategy. We have pursued a strategy based on core markets. We believe this strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy. A core market is based on many factors, including, without limitation, demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area, regulatory restrictions, such as certificates of need, and potential for alignment with radiologists, hospitals or payors. This strategy has resulted in our exiting some markets while increasing our presence in others or establishing new markets through acquisitions and dispositions. In implementing our core market strategy, we have taken the following actions:
•	During fiscal 2009, we sold eight fixed-site centers (six in California, one in Illinois and one in Tennessee), and equity interests in three joint ventures that operated five fixed-site centers (four in New York and one in California). In addition, we closed three fixed-site centers (two in California and one in Arizona) during fiscal 2009.

•	During fiscal 2009, we acquired two fixed-site centers in Massachusetts and two fixed-site centers in Arizona.

•	In July 2009, we sold two fixed-site centers in Pennsylvania.

•	In March, 2010 we acquired equity interest in a joint venture that operates a fixed-site center in the Dallas/Fort Worth, Texas area.
As a result of implementing our core market strategy, we have reduced our cost of services as a percentage of revenues from 67.2% for the nine months ended March 31, 2009 to 66.4% for the nine months ended March 31, 2010. The decrease is primarily due to disposing of low margin fixed site centers, which had an average cost of services as a percentage of revenues of approximately 73% for the nine months ended March 31, 2009. However, for the three months ended March 31, 2010 versus the same period in the prior year, our cost of services as a percentage of revenues increased to 68.1% from 66.6% due to the decline in revenues for the three month period exceeding our reductions in costs. Nevertheless, while revenues have been adversely affected due to the negative trends discussed below, as a percentage of revenues our Adjusted EBITDA has remained consistent for the nine month periods ended March 31, 2009 and 2010 and the three month periods ended March 31, 2009 and 2010.
We are continuously evaluating opportunities for the acquisition and disposition of certain businesses. There can be no assurance that we can complete sales and/or purchases of these businesses on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the businesses we sell.
Initiatives — We have attempted to implement, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives:
•	Revenue enhancement initiatives have focused and will focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our Insight Imaging Enterprise Solutions initiative discussed below.

•	Receivables and collections management initiatives have focused and will continue to focus on collections at point of service, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and the initiative with Dell Perot Systems discussed below.

•	Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including, enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.
While we have experienced some improvements through our receivables and collections management and cost reduction initiatives, benefits from our revenue enhancement initiatives have yet to materialize fully and our revenues have continued to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the country’s economic condition, including higher unemployment.
In February 2009, we entered into a seven-year agreement with Dell Perot Systems (formerly Perot Systems Corporation) to provide enhanced revenue cycle services and assist in the implementation of upgraded technology and IT services, which will provide new technology to manage our back-office billing, accounts receivable and collections functions. As a result of this agreement we terminated certain employees and transitioned certain other employees to Dell Perot Systems. We implemented the revenue cycle services in June 2009 and we expect to implement the new upgraded technology and IT services as of the beginning of fiscal year 2011. We estimate start-up costs of this initiative to be approximately $3.5 million (including $3.0 million of capital expenditures), of which $2.8 million (including $2.3 million of capital expenditure) has been incurred as of March 31, 2010.

In addition to our traditional offerings of equipment and management services, we believe that we have the ability to offer packaged technology solutions to hospitals and other medical imaging services providers. Besides our traditional offerings, these customers would have the ability to choose from a broad spectrum of systems and services, including, but not limited to, image archiving and Picture Archiving Communication System (PACS) services, patient registration portals, radiology information systems, receivables and collections management services, and financial and operational tools. We launched this offering of solutions in fiscal 2010 under the name Insight Imaging Enterprise Solutions and we recently extended a contract with an existing customer and entered into a contract with a new customer.
Segments
Effective July 1, 2009, we redefined the business segments based on how our chief operating decision maker views the business and assesses the performance of our business managers. We now have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided:
Contract Services: Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. We internally handle the billing and collections for our contract services at relatively low cost, and we do not bear the direct risk of collections from third-party payors or patients. Revenues from our wholesale operations have been and will continue to be driven by the trends in the diagnostic imaging industry and are dependent on our ability to:
•	establish new wholesale customers within our core markets;

•	structure efficient wholesale routes that maximize equipment utilization and reduce vehicle operations costs;

•	timely collect payments from our wholesale customers; and

•	renew existing contracts with our wholesale customers.
Patient Services: Patient services consist of centers (mainly fixed-sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid, health maintenance organizations and insurers, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Dell Perot Systems, and we bear the direct risk of collections from third-party payors and patients. Revenues from our retail operations have been and will continue to be driven by the trends in the diagnostic imaging industry and are dependent on our ability to:
•	attract and maintain patient referrals from physician groups and hospitals;

•	maximize procedural volume, which includes ensuring that a patient attends his or her scheduled procedure;

•	bill and collect appropriately directly from patients their share of the procedure charge (i.e., co-payment, co-insurance and/or deductible);

•	maintain our existing contracts and enter into new ones with managed care organizations and commercial insurance carriers; and

•	acquire or develop new retail centers.
Other Operations: Other operations generate revenues primarily from agreements with customers to provide management services, which could include field staffing, billing and collections, technical solutions, accounting and other office services. We refer to these operations as our “Insight Imaging Enterprise Solutions” operations. We allocate corporate overhead, depreciation related to our billing system and income taxes to other operations. We manage cash flows and assets on a consolidated basis and not by segment.
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
Recently there has been an increase in the amount of available equipment for lease within the industry. This increase in availability within the industry has caused a decline in demand for our contract services mobile systems, which has resulted in (1) a lower than normal success rate in replacing lost revenues, (2) lower contractual reimbursement as compared to prior periods and (3) an increase in the number of our underutilized mobile systems..
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

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Physician Fee Schedule, or MPFS. Several years ago, CMS reduced the reimbursement for certain diagnostic procedures performed together on the same day. They did so by modifying Medicare to pay 100% of the technical component of the higher priced procedure and 75% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. As a result of federal healthcare regulation, described below, CMS will reduce the technical component of each additional procedure for procedures involving contiguous body parts from 75% to 50% commencing July 1, 2010. CMS has also published proposed regulations for hospital outpatient services that would implement the same multi procedure reimbursement methodology set forth under the MPFS; however it has delayed the implementation of this reimbursement methodology for an indefinite period of time. As a result Medicare continues to pay 100% of the technical component of each procedure for hospital outpatient services. If CMS implements this reimbursement methodology, it would adversely impact our financial condition and results of operations since our hospital customers would seek to offset their reduced reimbursement through lower rates with us.
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
Medicare reimbursement rates under the MPFS are calculated in accordance with a statutory formula. As a result, for calendar years 2007, 2008 and 2009, CMS published regulations decreasing the fee schedule rates by 5.0%, 10.1% and 5.4%, respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in fee schedule rates under the MPFS until the statutory formula is changed through enactment of new legislation. We do not know if Congress will continue to enact legislation to prevent future decreases under the statutory formula, but if Congress failed to act, there could be significant decreases to the MPFS. In fact, CMS (under the Final Rule cited below) announced a 21.2% decrease under the MPFS for calendar year 2010. The effective date of the proposed 21.2% decrease was postponed to March 1, 2010 under legislation passed in December 2009, and further legislative action has delayed the decrease until June 1, 2010. Congress is currently proposing additional legislation for further delays. However, if the 21.2% or similar decrease in the fee schedule rates under the MPFS becomes effective June 1, 2010 (as is currently mandated) it will have a significant adverse effect on our financial condition and results of operations.
On October 30, 2009, CMS released a display copy of the final rule (the “Final Rule”) which updates the payment policies and rates for the MPFS, for calendar year 2010. In addition to other changes to the physician payment formulae, the MPFS reduces payment rates for services using equipment costing more than $1 million by increasing the usage assumptions from the current 50% usage rate to a 90% usage rate. This reduction primarily impacts radiology and other diagnostic tests. The Final Rule was superseded by passage of the Patient Protection and Affordable Care Act (H.R. 3590), signed into law on March 23, 2010 (“PPACA”), and by passage of the Health Care and Education Reconciliation Act of 2010 (H.R. 4872), signed into law on March 30, 2010 (“HCERA”). Under HCERA, the usage rate assumption for diagnostic imaging equipment priced at more than $1 million was set at 75% for 2011 and subsequent years. PPACA also requires CMS to reduce the contiguous body part discount to 50% and to examine the practice expense geographic index. Regulations on practice expense adjustments are to be issued in January, 2012.
Further with respect to its 2010 changes, CMS will also reduce payment for services primarily involving the technical component rather than the physician work component, including the services we provide, by adjusting downward malpractice payments for these services. The reductions primarily impact radiology and other diagnostic tests. The changes to the MPFS will be transitioned over a four-year period such that beginning in 2013, CMS will fully implement the revised payment rates. Thus, even if the announced 21.2% decrease mentioned above is not implemented (as certain members of Congress and the federal government administration are currently pledging), this change to the MPFS, could have an adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2009, Medicare revenues represented $22.2 million, or approximately 10.0% of our total revenues for such period. If the Final Rule had been fully phased in during our fiscal year ended June 30, 2009, we estimate that our total revenues would have been reduced by approximately $2.6 million, or 1.1%. We expect that for our fiscal year ending June 30, 2010, the initial phase of the Final Rule will reduce our total revenues by less than one percent. The impact of the new MPFS will increase over the four-year transition period unless mitigated by future legislation (either currently proposed or pledged by Congress and the federal government administration). The foregoing estimate does not reflect potential reductions if any of the following were implemented (a) the 21.2% decrease under the MPFS, or (b) any comparable reductions by third-party payors other than Medicare.

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
We are unable to predict how many of the legislative mandates contained in PPACA and HCERA will be implemented or in what form, whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any future legislation or regulation would have on our business. We do believe, however, that there will likely be changes to reimbursement for services provided to Medicare patients, and the federal government will likely have greater involvement in the healthcare industry than in prior years, and such reimbursement changes and greater involvement may adversely affect our financial condition and results of operations.
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
Managed Care and Private Insurance. Health Maintenance Organizations, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, some managed care organizations have reduced or otherwise limited, and we believe that other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions have had, and any future reductions could have, an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions proposed by CMS, Congress and the current federal government administration. The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure which we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.
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
Historically and through fiscal 2009, our billing system did not generate contractual adjustments. Consequently, contractual adjustments had been manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. In July 2009, we completed the implementation of a new report that extracts data from our billing system and automatically generates the contractual adjustments based on actual contractual rates with our payors in effect at the time the service is provided to the patient. Contractual adjustments are written-off against contractual fee rates with our payors in effect when the service was provided to the patient.
We report net the payments due to radiologist from our revenue because (1) we are not the primary obligor for the provision of professional services and (2) because the radiologists receive contractually agreed upon percentage of collections, the radiologists bear the risk of non-collection. In the past we had arrangements with certain radiologists pursuant to which we paid the radiologists for their professional services at an agreed upon contractual rate irrespective of the ultimate collections. With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services. In fiscal year 2010, we no longer have these types of arrangements.
Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed. Most third-party payors require preauthorization before an MRI, CT or PET/CT procedure is performed on a patient.
We refer to our revenues from hospitals, physician groups and other healthcare providers as contract services revenues or our wholesale operations. Contract services or wholesale revenues are primarily generated from fee-for-service arrangements, fixed-fee contracts and management fees billed to the hospital, physician group or other healthcare provider. Contract service revenues are generally billed to our customers on a monthly basis. Contract services revenues are recognized when the service is provided. Revenues collected in advance are recorded as unearned revenue. Fee for services revenues are affected by the timing of holidays, patient and referring physicians vacation schedules and inclement weather.
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

The following illustrates our payor mix based on revenues for the nine months ended March 31, 2010 and 2009:

	Nine months ended
	March 31,
	2010	2009
Percentage of Total Revenues
Hospitals, physician groups and other healthcare providers (1)(2)	51%	48%
Managed care and insurance	34%	37%
Medicare / Medicaid	12%	12%
Other, including workers’ compensation and self-pay patients	3%	3%

(1)	We have one healthcare provider that accounted for approximately 6.0% of our total revenues during the nine months ended March 31, 2010. No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

(2)	These payors principally represent our contract services or wholesale operations.
The aging of our gross and net trade accounts receivables as of March 31, 2010 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total
	(unaudited)

Hospitals, physician groups and other healthcare providers	$8,481	$2,842	$943	$386	$816	$13,468
Managed care and insurance	12,807	3,286	1,857	952	3,833	22,735
Medicare/Medicaid	3,308	591	252	179	1,070	5,400
Other, including workers compensation	821	567	362	257	504	2,511
Other, including self paid patients	85	41	(3)	36	137	296

Trade accounts receivables	25,502	7,327	3,411	1,810	6,360	44,410

Less: Allowances for professional fees	(2,673)	(726)	(398)	(237)	(937)	(4,971)
Allowances for contractual adjustments	(8,258)	(1,965)	(1,067)	(37)	(114)	(11,441)
Allowances for doubtful accounts	(237)	(75)	(61)	(778)	(2,992)	(4,143)

Trade accounts receivables, net December 31, 2009	$14,334	$4,561	$1,885	$758	$2,317	$23,855

	60%	19%	8%	3%	10%	100%
Our days sales outstanding, for trade accounts receivables on a net basis was 44 days at March 31, 2010 as compared to 43 days at June 30, 2009.
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

Results of Operations
The following table sets forth the results of operations for the three and nine months ended March 31, 2010 and 2009.

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(unaudited)

REVENUES:
Contract services	$72,625	$88,672	$23,672	$28,079
Patient services	69,896	83,959	22,204	24,389
Other operations	1,591	1,906	483	738

Total revenues	144,112	174,537	46,359	53,206

COSTS OF OPERATIONS:
Costs of services	95,735	117,243	31,550	35,411
Provision for doubtful accounts	3,127	3,311	944	975
Equipment leases	7,926	8,348	2,768	2,632
Depreciation and amortization	25,405	35,192	7,929	10,754

Total costs of operations	132,193	164,094	43,191	49,772

CORPORATE OPERATING EXPENSES	(14,254)	(17,238)	(4,454)	(6,111)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1,736	1,722	564	614

INTEREST EXPENSE, net	(19,768)	(23,231)	(6,185)	(7,282)

GAIN ON SALES OF CENTERS	300	7,689	300	701

GAIN ON PURCHASE OF NOTES PAYABLE	—	6,788	—	5,542

IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(1,949)	(4,600)	—	—

Loss before income taxes	(22,016)	(18,427)	(6,607)	(3,102)

PROVISION (BENEFIT) FOR INCOME TAXES	(1,321)	(1,552)	(675)	140

Net loss	(20,695)	(16,875)	(5,932)	(3,242)

Less: net income attributable to noncontrolling interests	510	534	125	164

Net loss attributable to InSight Health Services Holdings Corp.	$(21,205)	$(17,409)	$(6,057)	$(3,406)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(unaudited)

REVENUES:
Contract services	50.4%	50.8%	51.1%	52.8%
Patient services	48.5%	48.1%	47.9%	45.8%
Other operations	1.1%	1.1%	1.0%	1.4%

Total revenues	100.0%	100.0%	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	66.4%	67.2%	68.1%	66.6%
Provision for doubtful accounts	2.2%	1.9%	2.0%	1.8%
Equipment leases	5.5%	4.8%	6.0%	4.9%
Depreciation and amortization	17.6%	20.2%	17.1%	20.2%

Total costs of operations	91.7%	94.1%	93.2%	93.5%

CORPORATE OPERATING EXPENSES	-9.9%	-9.9%	-9.6%	-11.5%

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.2%	1.0%	1.2%	1.2%

INTEREST EXPENSE, net	-13.7%	-13.3%	-13.3%	-13.7%

GAIN ON SALES OF CENTERS	0.2%	4.4%	0.6%	1.3%

GAIN ON PURCHASE OF NOTES PAYABLE	0.0%	3.9%	0.0%	10.4%

IMPAIRMENT OF OTHER LONG-LIVED ASSETS	-1.4%	-2.6%	0.0%	0.0%

Loss before income taxes	-15.3%	-10.6%	-14.3%	-5.8%

BENEFIT FOR INCOME TAXES	-0.9%	-0.9%	-1.5%	0.3%

Net loss	-14.4%	-9.7%	-12.8%	-6.1%

Less: net income attributable to noncontrolling interests	0.4%	0.3%	0.3%	0.3%

Net loss attributable to InSight Health Services Holdings Corp.	-14.8%	-10.0%	-13.1%	-6.4%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands except percentages):

	Nine Months Ended
	March 31,
	2010	2009	Variance	Variance %
	(unaudited)
Revenues
Patient services (1)	$69,896	$83,959	$(14,063)	-17%
Contract services (3)	72,625	88,672	(16,047)	-18%
Other operations	1,591	1,906	(315)	-17%

Total	$144,112	$174,537	$(30,425)	-17%

Costs of Operations
Patient services (2)	$68,865	$86,751	$(17,886)	-21%
Contract services (4)	60,953	74,535	(13,582)	-18%
Other operations	2,375	2,808	(433)	-15%

Total	$132,193	$164,094	$(31,901)	-19%

Costs of Operations as a Percentage of Revenues
Patient services	99%	103%
Contract services	84%	84%
Other operations	149%	147%

Total	92%	94%

(1)	Patient services revenues for the nine months ended March 31, 2008 include $13.5 million related to patient services centers that were sold or closed in fiscal 2009 and 2010 and were in operation in the first nine months of 2009, but were not in operation for the entire nine months of 2010. Patient services revenues for the nine months ended March 31, 2010 include $4.8 million in revenues from acquired patient services centers that were not in operation in the first nine months of 2009.

(2)	Patient services cost of operations for the nine months ended March 31, 2008 include $14.8 million related patient services centers that were sold or closed in fiscal 2009 and 2010 and were in operation in the first nine months of 2009, but were not in operation for the entire nine months of 2010. Patient services costs of operations for the nine months ended March 31, 2010 include $3.1 million in costs from acquired patient services centers that were not in operation in the first nine months of 2009.
(3)	Contract services revenues for the nine months ended March 31, 2009 include $5.1 million related to the closure of a fixed site center in fiscal 2009 providing services to a large health care provider contract.
(4)	Contract services cost of operations for the nine months ended March 31, 2009 includes $2.9 million related to the closure of a fixed site center in fiscal 2009 providing services to a large health care provider contract.
Non-GAAP Measure — Revenues net of acquisitions and dispositions as presented herein is defined as revenue excluding the effects of acquisitions and dispositions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, revenues net of acquisitions and dispositions is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for revenues as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
Nine Months Ended March 31, 2010 and 2009
Revenues: Net of acquisitions and dispositions, revenues decreased 10.7% to $138.3 million for the nine months ended March 31, 2010, from $154.9 million for the nine months ended March 31, 2009. This decrease was primarily due to lower contract services revenues ($10.9 million) and lower patient services revenues ($5.3 million). Revenues from other operations decreased by $0.3 million.
Our patient services revenues, net of acquisitions and dispositions, decreased 7.7% to $64.1 million for the nine months ended March 31, 2010 from $69.4 million for the nine months ended March 31, 2009. This decrease was primarily a result of a decrease in scan volumes, which we attribute to various factors, including high unemployment rates and the impact of high deductible health plans. The decrease is also due to a decline in the percentage of scan volume related to more expensive procedures, coupled with reimbursement rate reductions from various payors.

Our contract services revenues decreased 18.1% to $72.6 million for the nine months ended March 31, 2010 from $88.7 million for the nine months ended March 31, 2009. This decrease was due partially to the closure of a fixed-site center related to a large health care provider contract ($5.1 million). Additionally we experienced a reduction in the number of active contracts and reductions in reimbursement from our contract services customers for all modalities. The reductions in reimbursement are primarily the result of competition from other contract services providers and fewer mobile units in service. Our aging mobile fleet also contributed to the decline in revenues as did the continued propensity for customers to take their business in-house.
We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the country’s economic condition, including higher unemployment, higher deductible plans, fewer individuals with healthcare insurance and reductions in third-party payor reimbursement.
Costs of services: As a percentage of revenues, costs of services decreased 0.8% to 66.4% for the nine months ended March 31, 2010 as compared to 67.2% for the same period in 2009. Cost of services decreased $21.5 million to $95.7 million for the nine months ended March 31, 2010 from $117.2 million for the nine months ended March 31, 2009. The decrease is attributable partially to lower costs in our contract services ($7.4 million) and in our patient services ($14.1 million) coupled with the disposition of certain of our patient services centers ($11.7 million), offset by acquisitions ($2.6 million).
As a percentage of revenues, costs of services at our patient services centers decreased 3.6% to 78.8% for the nine months ended March 31, 2010 from 82.4% for the same period in the prior year. The decrease is partially the result of the disposition of patient services centers with costs of services as a percentage of revenue of over 86% and the acquisition of centers with lower costs of services as a percentage of revenues of 57.3%. Total costs of services in our patient services segment decreased $14.1 million. Our dispositions eliminated $11.7 million of costs from the nine months ended March 31, 2009 to the current nine month period, which was partially offset by acquisitions ($2.6 million). Additionally we also reduced the cost of services for our existing patient services centers by 1.1% as a percentage of revenues ($5.1 million). The decrease in costs of services for our existing patient services centers was due primarily to decreased salary related expenses ($2.0 million), reading fees ($1.0 million), billing fees ($1.0 million), and equipment maintenance ($0.8 million). Net of acquisitions and dispositions, as a percentage of revenues, our cost of services decreased 1.1% to 80.6% for the nine months ended March 31, 2010 from 81.7% for the nine months ended March 31, 2009.
As a percentage of revenues our contract services costs of services increased 1.6% to 55.2% for the nine months ended March 31, 2010 from 53.6% for the same period in the prior year. The increase is attributable to the decline in revenues. Costs of services in our contract services operations decreased $7.4 million for the nine months ended March 31, 2010 as compared to the same period in the prior year. The decrease was due partially to the closure of a fixed site center related to the large health care provider contract ($2.1 million). The decrease in costs of services for our existing contract services operations is a result of our cost reduction initiatives. Notable variances included a decrease in salary related expenses ($2.8 million), a decrease in our mobile fleet related costs ($2.1 million), and decreases in supplies, insurance and taxes and license fees ($0.5 million).
Provision for doubtful accounts: The provision for doubtful accounts decreased by $0.2 million for the nine months ended March 31, 2010 as compared to the prior year. Net of acquisitions and dispositions, our provision for doubtful accounts increased $0.1 million to $3.0 million for the nine months ended March 31, 2010 as compared to $2.9 million in the same period in the prior year, related primarily to contract services operations.
Equipment leases: Equipment leases decreased $0.4 million for the nine months ended March 31, 2010 as compared to the same period in the prior year. Equipment leases, net of acquisitions and dispositions, decreased $0.3 million, to $7.6 million from $7.9 million for the nine months ended March 31, 2010 and 2009, respectively.
Depreciation and amortization: Depreciation and amortization expense decreased $9.8 million for the nine months ended March 31, 2010 to $25.4 million from $35.2 million for the same period in the prior year. Net of acquisitions and dispositions, depreciation and amortization decreased $6.6 million for the nine months ended March 31, 2010 as compared to same period in the prior year. The decrease can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment during the nine months ended March 31, 2010 than the prior year period, partially offset by purchases of new property and equipment.

Corporate operating expenses: Corporate operating expenses decreased $3.0 million, or 17.3%, to $14.3 million for the nine months ended March 31, 2010 from $17.2 million for the nine months ended March 31, 2009. Our cost reduction initiatives primarily contributed to decreases in salary related expenses ($0.6 million), office related expenses ($0.6 million) and legal and accounting expenses ($0.5 million). In addition, during the nine months ended March 31, 2009, we incurred a $1.1 million charge relating to a contingent non-income tax liability which did not recur in the current year period. As a percentage of revenues corporate operating expenses remained consistent, however, after considering the effect of the $1.1 million one-time charge for the non-income tax liability in the prior year period, corporate expenses increased 0.8% to 9.9% the nine months ended March 31, 2010 from 9.1% for the nine months ended March 31, 2009. This increase is due the decline in revenues exceeding our reduction in costs.
Interest expense, net: Interest expense, net decreased $3.4 million from $23.2 million for the nine months ended March 31, 2009, to $19.8 million for the nine months ended March 31, 2010. The decrease was due primarily to lower interest rates ($3.8 million) on the floating rate notes coupled with lower debt balances resulting from our purchase of $21.5 million of floating rate notes in fiscal year 2009 partially offset by increased amortization of the bond discount ($0.3 million).
Gain on sales of centers: During the nine months ended March 31, 2009, we sold five fixed-site centers in California, one fixed-site center in Illinois and one fixed-site center in Tennessee and our equity interest in three joint ventures in New York and California that operated five fixed-site centers. We received $19.7 million, net of cash sold, from the sales and recorded a gain of $7.7 million. In addition, we deferred recognition of a $0.3 million contingent payment upon the satisfaction of a certain guaranty as measured on the first anniversary of the transaction. During the nine months ended March 31, 2010, the contingency was satisfied and we recognized the deferred gain on sale of center.
Gain on purchase of notes payable: During the nine months ended March 31, 2009, we purchased $11.5 million in principal amount of our floating rate notes for $4.1 million. We realized a gain of $6.8 million, after the write-off of unamortized discount of $0.6 million.
Impairment of other long-lived assets: Impairment of other long-lived assets decreased $2.7 million from $4.6 million for the nine months ended March 31, 2009 to $1.9 million for the nine months ended March 31, 2010. Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services segment related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services segment related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services segment.

Loss before income taxes: Loss before income taxes increased from $18.4 million for the nine months ended March 31, 2009, to $22.0 million for the nine months ended March 31, 2010. An analysis of the change in loss before income taxes is as follows (amounts in thousands) (unaudited):

Consolidated
Loss before income taxes —
Nine Months ended March 31, 2009	$(18,427)
Decrease in existing centers revenues	(16,587)
Decrease in existing centers costs of services	10,381
Decrease in existing centers equipment leases	302
Decrease in existing centers depreciation and amortization	6,632
Decrease in existing centers interest expense	3,270
Increase in existing centers provision for doubtful accounts	(80)
Impact of centers sold, closed or acquired	1,021
Decrease in corporate operating expenses	2,984
Increase in equity in earnings of unconsolidated partnerships	14
Gain on sales of centers	(7,389)
Gain on purchase of floating rate notes	(6,788)
Decrease in impairment of other long-lived assets	2,651

Loss before income taxes —
Nine Months ended March 31, 2010	$(22,016)

Benefit for income taxes: For the nine months ended March 31, 2010, we recorded a benefit for income taxes of $1.3 million as compared to a benefit for income taxes of $1.6 million for the nine months ended March 31, 2009. The benefit for income taxes is related to a decrease in our deferred income tax liability of approximately $0.7 million due to the impairment of our indefinite-live intangible assets, and a decrease in income taxes associated with uncertain tax positions of $0.7 million, offset partially by a provision primarily related to state income taxes and interest expense related to the uncertain tax positions.
Three Months Ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009		Variance	Variance %
	(unaudited)
Revenues
Patient services	$22,204	$24,389	(1)	$(2,185)	-9%
Contract services	23,672	28,079	(2)	(4,407)	-16%
Other operations	483	738		(255)	-35%

Total	$46,359	$53,206		$(6,847)	-13%

Costs of Operations
Patient services	$22,716	$24,940	(1)	$(2,224)	-9%
Contract services	19,749	24,231	(2)	(4,482)	-18%
Other operations	726	601		125	21%

Total	$43,191	$49,772		$(6,581)	-13%

Costs of Operations as a Percentage of Revenues
Patient services	102%	102%
Contract services	83%	86%
Other operations	150%	81%

Total	93%	94%

(1)	Of the patient services revenues variance of $2.2 million $0.1 million was related to dispositions, net of acquisitions.

Of the patient services cost of operations variance of $2.2 million for the three months ended March 31, 2010 as compared to March 31, 2009, $0.7 million was related to dispositions, net of acquisitions.

(2)	Of the contract services revenue variance of $4.4 million for the three months ended March 31, 2010 as compared to March 31, 2009, $1.3 million is related to the closure of a fixed site center related to a large health care provider contract.

Of the contract services costs of operations variance of $4.5 million for the three months ended March 31, 2010 as compared to the same period ended March 31, 2009, $1.2 million is related to the closure of a fixed site center related to a large health care provider contract
Revenues: Net of dispositions and acquisitions, revenues decreased 10.9% to $44.4 million for the three months ended March 31, 2010 from $49.8 million for the three months ended March 31, 2009. The decrease was due to lower existing contract services revenues ($3.1 million) and lower existing patient services center revenues ($2.1 million). Revenues from other operations decreased by $0.3 million.
Patient services revenues, net of acquisitions and dispositions, decreased 9.4% to $20.2 million for the three months ended March 31, 2010 from $22.3 million for the three months ended March 31, 2009. This decrease was primarily a result of a decrease in scan volumes which we attribute to various factors, including high unemployment rates and the impact of high deductible health plans. The decrease is also due to a decline in the percentage of scan volumes related to more expensive procedures, coupled with reimbursement rate reductions from various payors.
Our contract services revenues decreased 15.7% to $23.7 million for the three months ended March 31, 2010 from $28.1 million for the three months ended March 31, 2009. This decrease was due partially to the closure of a fixed site center related to a large health care provider contract ($1.3 million). Additionally we experienced a reduction in the number of active contracts and reductions in reimbursement from our contract services customers for all modalities. The reductions in reimbursement are primarily the result of competition from other contract services providers and fewer mobile units in service. Our aging mobile fleet also contributed to the decline in revenues as did the continued propensity for customers to take their business in-house.
We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the economic condition, including higher unemployment, higher deductible health care plans, fewer individuals with healthcare insurance and any reductions in third-party payor reimbursement.
Costs of services: As a percentage of revenues, costs of services increased 1.5% to 68.1% for the three months ended March 31, 2010 as compared to 66.6% for the same period in 2009. The increase is attributable to the decline in revenues. Cost of services decreased $3.8 million from $35.4 million for the three months ended March 31, 2009 to $31.6 million for the three months ended March 31, 2010. The decrease is attributable to lower costs in our contract services ($2.1 million) and lower costs, net of acquisitions and dispositions in our patient services ($1.1 million) coupled with the disposition of certain of our patient services centers ($1.6 million), offset by cost of services for acquisitions ($0.9 million).
As a percentage of revenues, costs of services at our patient services centers remained consistent for both periods at approximately 82% for the three months ended March 31, 2010 and 2009. Costs of services in the patient services segment decreased $1.8 million for the quarter ended March 31, 2010 as compared to the same quarter in the prior year. The decrease is partially the result of the disposition of patient services centers ($1.6 million) offset partially by acquisitions ($0.9 million). Our cost of services for our existing patient services centers decreased by $1.1 million. The decrease in costs of services for our existing patient services centers was due primarily to decreased salary related expenses ($0.5 million), equipment and service supplies ($0.7 million), billing fees ($0.3 million) and increased gain on sale of equipment ($0.3 million), partially offset by increased software maintenance cost as we implemented our new upgraded technology and revenue cycle services ($0.3 million). Net of acquisitions and dispositions, cost of services as a percentage of revenue increased 2.9% to 84.1% for the three months ended March 31, 2010 from 81.2% for the three months ended March 31, 2010, due to the decline in revenue exceeding the reduction in costs.
As a percentage of revenues, our contract services costs of services increased 1.2% to 55.5% for the three months ended March 31, 2010 from 54.3% for the same period in the prior year. The increase is due to the decline in revenues exceeding the reduction in costs. Costs of services in our contract services operations decreased $2.1 million for the three months ended March 31, 2010 as compared to the same period in the prior year. The decrease was due partially to the closure of a fixed-site center related to a large health care provider contract ($0.7 million).

The remaining decrease in costs of services for our existing contract services operations was a result of our cost reduction initiatives which included decreases in salary related expenses ($0.5 million) and mobile fleet related costs ($0.4 million), and an increase in gain on sale of equipment ($0.2 million).
Provision for doubtful accounts: The provision for doubtful accounts remained consistent for both periods at $0.9 million for the three months ended March 31, 2010 and 2009. Net of acquisitions and dispositions, our provisions for doubtful accounts also remained consistent both on a nominal and percentage of revenues basis.
Equipment leases: Equipment leases increased $0.1 million for the quarter ended March 31, 2010 as compared to the same period in the prior year. Equipment leases, net of acquisitions and dispositions, increased by $0.1 million from $2.5 million to $2.6 million for the quarter ended March 31, 2010 and 2009, respectively
Depreciation and amortization: Depreciation and amortization expense decreased $2.8 million for the quarter ended March 31, 2010 to $7.9 million from $10.7 million for the same period in the prior year. Net of acquisitions and dispositions, depreciation and amortization decreased $2.1 million in the quarter ended March 31, 2010 as compared to same period in the prior year. The decrease can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment during the quarter ended March 31, 2010 than the prior year period, partially offset by purchases of new property and equipment.
Corporate operating expenses: Corporate operating expenses decreased $1.6 million, or 27.1%, to $4.5 million for the quarter ended March 31, 2010 from $6.1 million for the quarter ended March 31, 2009. The reduction in expenses was a result primarily of our cost reduction initiatives which contributed to decreased salary related expenses ($0.2 million), office related expenses ($0.3 million) and legal expenses ($0.3 million). In addition, during the three months ended March 31, 2009, we incurred a $1.1 million charge relating to a contingent non-income tax liability which did not recur in the current year period. As a percentage of revenues corporate operating expenses decreased 1.9% to 9.6% for the three months ended March 31, 2010 from 11.5% for the same period in the prior year despite the decline in revenues. However, considering the $1.1 million one-time charge for the tax liability, corporate operating expenses increased 0.1% as compared to the prior period. This increase is due the decline in revenues exceeding our reduction in costs.
Interest expense, net: Interest expense, net, decreased $1.1 million from $7.3 million for the quarter ended March 31, 2009, to $6.2 million for the quarter ended March 31, 2010. The decrease was due primarily to lower interest rates ($1.2 million) on the floating rate notes coupled with lower debt balances resulting from our purchase of $21.5 million of floating rate notes partially offset by increased amortization of the bond discount ($0.1 million).
Gain on sales of centers: During the three months ended March 31, 2009, we sold two fixed-site centers in California. We received $1.6 million from the sales and recorded a gain of $0.7 million. In addition, we deferred recognition of a $0.3 million contingent payment upon the satisfaction of a certain guaranty as measured on the first anniversary of the transaction. During the quarter ended March 31, 2010, the contingency was satisfied and we recognized the deferred gain on sale of center.

Loss before income taxes: Loss before income taxes increased $3.5 million from $3.1 million for the quarter ended March 31, 2009, to $6.6 million for the quarter ended March 31, 2010. An analysis of the change in loss before income taxes is as follows (amounts in thousands):

Consolidated
Loss before income taxes —
Three Months ended March 31, 2009	$(3,102)
Decrease in existing centers revenues	(5,455)
Decrease in existing centers costs of services	2,552
Increase in existing centers equipment leases	(84)
Decrease in existing centers depreciation and amortization	2,129
Decrease in existing centers interest expense	1,069
Decrease in existing centers provision for doubtful accounts	28
Impact of centers sold, closed or acquired	592
Decrease in corporate operating expenses	1,657
Decrease in equity in earnings of unconsolidated partnerships	(50)
Gain on sales of centers	(401)
Gain on purchase of floating rate notes	(5,542)

Loss before income taxes —
Three Months ended March 31, 2010	$(6,607)

(Benefit) provision for income taxes: For the quarter ended March 31, 2010, we recorded a benefit for income taxes of $0.7 million as compared to a provision for income taxes of $0.1 million for the quarter ended March 31, 2009. The benefit for income taxes is related to a decrease in income taxes associated with uncertain tax positions, offset partially by a provision primarily related to state income taxes and interest expense related to the uncertain tax positions.
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
To the extent available, we will also use capital and operating leases, but the current conditions in the capital markets and our high level of leverage have limited our ability to obtain attractive lease financing. Our operating cash flows have been negatively impacted by the sales and closures of certain centers and the negative trends we have experienced with each of our segments. If our operating cash flows continue to be negatively impacted by these and other factors and we are unable to offset them with cost savings and other initiatives, it will result in:
•	a reduction in our borrowing base, and therefore a decline in the amounts available under our credit facility;

•	difficulty funding our capital projects;

•	more stringent financing from equipment manufacturers and other financing resources; and

•	an inability to refinance our floating rate notes due in November 2011.
Liquidity: We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2010, we had total indebtedness of $298.4 million in aggregate principal amount, including $293.5 million of floating rate notes. We believe that cash on hand, future net cash provided by operating and investing activities and our credit facility will be adequate to meet our operating cash and debt service requirements for at least the next twelve months.

We reported net losses attributable to Holdings of $21.2 million, $19.8 million and $169.2 million for nine months ended March 31, 2010, the year ended June 30, 2009, and the eleven months ended June 30, 2008, respectively. We have implemented steps in response to these losses, including a core market strategy and various initiatives. We have attempted to implement, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives:
•	Revenue enhancement initiatives have focused and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our InSight Imaging Enterprise Solutions initiative.

•	Receivables and collections management initiatives have focused and will continue to focus on collections at point of service, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems.

•	Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.
While we have experienced some improvements through our receivables and collections management and notable improvements due to our cost reduction initiatives, benefits from our revenue enhancement initiatives have yet to materialize and our revenues continue to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the country’s economic condition, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.
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
Cash, cash equivalents and restricted cash as of March 31, 2010 were $12.8 million (including $1.4 million that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes). Our primary source of liquidity is typically cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:
•	the procedure volume of patients at our fixed-site centers for our retail operations;

•	the reimbursement we receive for our services;

•	the demand for our wholesale operations;

•	our ability to control expenses;

•	our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients; and

•	our ability to implement steps to improve our financial performance.

A summary of cash flows is as follows (amounts in thousands) (unaudited):

	Nine Months Ended
	March 31,
	2010	2009

Net cash provided by operating activities	$3,157	$10,053
Net cash used in investing activities	(10,268)	(7,228)
Net cash used in financing activities	(1,157)	(5,845)

Decrease in cash and cash equivalents	$(8,268)	$(3,020)

Net cash provided by operating activities was $3.2 million for the nine months ended March 31, 2010 and resulted primarily from our Adjusted EBITDA ($24.3 million) (see reconciliation below) less cash paid for interest and taxes ($16.6 million) and changes in certain assets and liabilities ($5.4 million) offset by the effect of non-controlling interest ($0.9 million). The changes in certain assets and liabilities primarily consist of a decrease in accounts payable and other accrued expenses primarily related to the timing of payment of short-term obligations ($5.8 million), payment of a non-income tax settlement ($0.5 million); and accrued compensation and related benefits ($2.5 million) due primarily to the timing of our payroll periods, partially offset by a decrease in accounts receivables, net ($1.7 million) and other assets ($0.5 million), an increase in deferred income tax liabilities ($0.6 million) and other ($0.6 million).
Net cash used in investing activities was $10.3 million for the nine months ended March 31, 2010 and resulted primarily from the purchase or upgrade of diagnostic imaging equipment and construction projects at certain of our centers ($18.6 million) and the acquisition of a fixed-site center ($0.9 million), partially offset by proceeds from the sales of certain centers ($2.7 million) and equipment sales ($1.4 million), and a decrease in restricted cash ($5.1 million).
Net cash used in financing activities was $1.2 million for the nine months ended March 31, 2010 and resulted from principal payments on notes payable and capital lease obligations, offset partially by borrowings for debt obligations.
We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of tangible and intangible assets, gain on sales of centers, and gain on purchase of notes payable. Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with GAAP. We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure. While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Our reconciliation of net cash provided by operating activities to Adjusted EBITDA is as follows (amounts in thousands) (unaudited):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net cash provided by operating activities	$3,157	$10,053	$1,890	$1,194
(Benefit) provision for income taxes	(1,321)	(1,552)	(675)	140
Interest expense, net	19,768	23,231	6,185	7,282
Amortization of bond discount	(4,352)	(4,005)	(1,490)	(1,358)
Share-based compensation	(55)	(55)	(18)	(19)
Equity in earnings of unconsolidated partnerships	1,736	1,722	564	614
Distributions from unconsolidated partnerships	(2,173)	(2,005)	(439)	(568)
Gain (loss) on sales of equipment	836	670	299	52
Net change in operating assets and liabilities	6,431	19	891	1,430
Effect of non-controlling interests	(510)	(534)	(125)	(164)
Net change in deferred income taxes	779	2,041	—	(76)

Adjusted EBITDA	$24,296	$29,585	$7,082	$8,527

Our reconciliation of income (loss) before income taxes to Adjusted EBITDA by segment for the nine months ended March 31, 2010 and 2009 is as follows (amounts in thousands):

	Contract Services	Patient Services	Other Operations	Consolidated
Nine months ended March 31, 2010

Income (loss) before income taxes	$9,869	$2,045	$(33,930)	$(22,016)
Interest expense, net	489	387	18,892	19,768
Depreciation and amortization	14,242	9,325	1,838	25,405
Effect of noncontrolling interests	—	(510)	—	(510)
Gain on sale of centers	—	(300)	—	(300)
Impairment of other long-lived assets	1,717	232	—	1,949

Adjusted EBITDA	$26,317	$11,179	$(13,200)	$24,296

Nine months ended March 31, 2009

Income (loss) before income taxes	$8,872	$5,195	$(32,494)	$(18,427)
Interest expense, net	1,100	989	21,142	23,231
Depreciation and amortization	19,578	13,338	2,276	35,192
Effect of noncontrolling interests	—	(534)	—	(534)
Gain on sale of centers	—	(7,689)	—	(7,689)
Gain on purchase of notes payable	—	—	(6,788)	(6,788)
Impairment of other long-lived assets	4,600	—	—	4,600

Adjusted EBITDA	$34,150	$11,299	$(15,864)	$29,585

Adjusted EBITDA decreased 17.9% for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. This decrease was due primarily to reductions in Adjusted EBITDA from our contract services ($7.8 million) offset by a decrease in the negative Adjusted EBITDA in our other operations ($2.7 million). The decrease in the negative Adjusted EBITDA from our other operations is due to reductions in costs mainly attributable to our cost reduction initiatives discussed previously, including a $3.1 million decrease in corporate operating expenses.
Adjusted EBITDA from our patient services operations remained relatively consistent at $11.2 million and $11.3 million for the nine months ended March 31, 2010 and the nine months ended March 31, 2009, respectively.
Adjusted EBITDA from our contract services operations decreased 22.8% to $26.3 million for the nine months ended March 31, 2010 from $34.2 million for the nine months ended March 31, 2009. This decrease was due to Adjusted EBITDA lost due to the closure of a center serving a large health care provider ($2.9 million) and the reduction in revenues discussed above, partially offset by the reduction in costs additionally discussed above.

Our reconciliation of income (loss) before income taxes to Adjusted EBITDA by segment for the three months ended March 31, 2010 and 2009 is as follows (amounts in thousands):

	Contract Services	Patient Services	Other Operations	Consolidated
Three months ended March 31, 2010

Income (loss) before income taxes	$3,906	$151	$(10,664)	$(6,607)
Interest expense, net	126	92	5,967	6,185
Depreciation and amortization	4,279	3,082	568	7,929
Effect of noncontrolling interests	—	(125)	—	(125)
Gain on sale of centers	—	(300)	—	(300)

Adjusted EBITDA	$8,311	$2,900	$(4,129)	$7,082

Three months ended March 31, 2009

Income (loss) before income taxes	$3,669	$382	$(7,153)	$(3,102)
Interest expense, net	303	258	6,721	7,282
Depreciation and amortization	6,633	3,723	398	10,754
Effect of noncontrolling interests	—	(164)	—	(164)
Gain on sale of centers	—	(701)	—	(701)
Gain on purchase of notes payable	—	—	(5,542)	(5,542)

Adjusted EBITDA	$10,605	$3,498	$(5,576)	$8,527

Adjusted EBITDA decreased 16.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This decrease was due primarily to reductions in Adjusted EBITDA from our contract services ($2.3 million) and our patient services ($0.6 million) partially offset by a decrease in negative Adjusted EBITDA from our other operations ($1.4 million).
Adjusted EBITDA from our patient services operations decreased 17.1% to $2.9 million for the three months ended March 31, 2010 from $3.5 million for the three months ended March 31, 2009. This decrease was due primarily to decreased Adjusted EBITDA from our existing patient services centers ($1.1 million) partially offset by our acquisitions ($0.5 million).
Adjusted EBITDA from our contract services operations decreased 21.6% to $8.3 million for the three months ended March 31, 2010 from $10.6 million for the three months ended March 31, 2009. This decrease was due primarily to the elimination of Adjusted EBITDA from the closure of a center serving a large health care provider ($0.6 million) coupled with the reduction in revenues discussed above, partially offset by the reduction in costs additionally discussed above.
Capital Projects: As of March 31, 2010, we have committed to capital projects of approximately $3.8 million through March 2010. We expect to use either internally generated funds, operating leases, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance the acquisition of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.
Floating Rate Notes and Credit Facility: As of March 31, 2010, we had outstanding, through InSight, $293.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. As of March 31, 2010, the weighted average interest rate on the floating rate notes was 5.50%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of March 31, 2010 was approximately $132.1 million.
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
Through certain of InSight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent. The credit facility is scheduled to terminate in June 2011. As of March 31, 2010, we had approximately $12.0 million of availability under the credit facility, based on our borrowing base. At March 31, 2010, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $1.3 million outstanding under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $4.5 million of the $12.0 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.
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
Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR plus 2.5%, or, at our option, the base rate (which is the Bank of America, N.A. prime rate); however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments there under at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if our liquidity, as defined in the credit facility, falls below $7.5 million.
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

ASC 805 formerly FSP No. FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements for the nine months ended March 31, 2010.
FASB ASC Topic 810 “Consolidation” formerly SFAS 160 (“ASC 810”) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. On July 1, 2009 we adopted ASC 810. As of March 31, 2010, ASC 810 only effected our reporting requirements and therefore had no impact on our consolidated financial position, results of operations or cash flows.
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
FASB ASC Topic 810 “Amendments to FASB Interpretation No. 46(R)” formerly SFAS No. 167 (“ASC 810”) enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We are currently evaluating the impact of the adoption of ASC 810 on our consolidated financial statements.
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
Additionally, when estimating the fair value of a liability, a reporting entity is not required to make an adjustment relating to the existence of a restriction that prevents the transfer of the liability. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments are required, are Level 1 fair value measurements under ASC Topic 820. The adoption of this standard did not have a material impact on our consolidated financial statements for the nine months ended March 31, 2010.

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
Revenue Recognition: Revenues from contract services and from patient services are recognized when services are provided. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, and (2) payments due to radiologists. We report payments made to radiologists on a net basis because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractual percentages of collections and (iii) the radiologists bear the risk of non-collection. Contract services revenues are recognized as services are provided. Revenues collected in advance are recorded as unearned revenue. Other operations revenues are recognized as the services are provided based on the contract.
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
We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. As of March 31, 2010, we had goodwill of $1.6 million associated with the acquisition of two fixed-site centers in the Boston-metropolitan area of Massachusetts and equity interest in a joint venture in Texas, which was allocated to our patient services operations. In evaluating goodwill, we complete the two-step impairment test as required by ASC 350. In the first of a two-step impairment test, we determine the fair value of our reporting units, which we define as fixed site center or mobile units, using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate. ASC 350 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the consolidated statements of operations. We completed our annual impairment testing of our goodwill during the second quarter and determined that our goodwill was not impaired.

We additionally completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009. Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets (other than our goodwill), we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services segment related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services segment related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services segment.
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
Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility. As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the quarter ended March 31, 2010, as compared to prior periods. At March 31, 2010, approximately 98.4% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate cap contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 34.7% of our total indebtedness as of March 31, 2010. We do not engage in activities using complex or highly leveraged instruments.
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
We had an interest rate hedging agreement with Bank of America, N.A. which effectively provided us with an interest rate collar. The notional amount to which the agreement applied was$190 million, and it provided for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement were secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement was cross-defaulted to our credit facility. This agreement expired on February 1, 2010.
In August 2009, we entered into an interest rate cap agreement with Bank of America, N.A. with a notional amount of $190 million and a three-month LIBOR cap of 3.0% effective between February 1, 2010 and January 31, 2011. The terms of the agreement call for us to pay a fee of approximately $0.5 million over the contract period. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC 815. Accordingly, the value of the contract is marked-to-market quarterly, with effective changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). The net effect of the hedge is to cap interest payments for $190 million of our debt at a rate of 8.25%, because our floating rate notes incur interest at three-month LIBOR plus 5.25%. As of March 31, 2010, the contract had an asset value related to the premium of $0.3 million and a fair market liability value of $0.3 million, resulting in a net value of zero.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of March 31, 2010, a 1.0% increase in interest rates on our $293.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.0 million. Since the interest on our floating rates notes is based on LIBOR, and LIBOR was less than 1.0% as of March 31, 2010, if LIBOR were to drop to zero, our annual future earnings and cash flows would be affected by approximately $0.3 million. The weighted average interest rate on the floating debt as of March 31, 2010, including the effects of the interest rate hedging agreement was 7.3%.
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
ITEM 4T. CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On January 5, 2010, Holdings, InSight and InSight Health Corp., a wholly-owned subsidiary of InSight, were served with a complaint filed in the Los Angeles County Superior Court alleging claims on behalf of current and former employees. In Kevin Harold and Denise Langhoff, on their own behalf and on behalf of others similarly situated v. InSight Health Services Holdings Corp., et al., the plaintiffs allege violations of California’s wage, overtime, meal period, break time and business practice laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, interest, attorneys’ fees and costs of suit. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit. In the meantime we intend to vigorously defend this lawsuit.
We are engaged from time to time in the defense of other lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering certain potential insurable losses where such coverage is cost-effective. We do not believe that the outcome of any such other lawsuit will have a material adverse impact on our financial condition and results of operations
ITEM 1A. RISK FACTORS
RISKS RELATING TO OUR INDEBTEDNESS
Our substantial indebtedness could adversely affect our financial condition.
We have a substantial amount of debt, which requires significant interest and principal payments. As of March 31, 2010, we had total indebtedness of approximately $298.4 million in aggregate principal amount. In addition, subject to the restrictions contained in the indenture governing the floating rate notes and in our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:
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
Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. Under the terms of the indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. We believe that as of September 15, 2009, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock. Because of the low trading price of our common stock, $0.18 closing price on March 31, 2010, a person or group may be able to acquire 35% or more of Holdings’ common stock for a relatively small amount of money. We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required purchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.
Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of March 31, 2010 of approximately $60.0 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value of our assets may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of March 31, 2010 of approximately $22.9 million. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.
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
An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates. At March 31, 2010, approximately 98.4% of our indebtedness was variable rate indebtedness. We have an interest rate cap contract, with a notional amount of $190 million with a LIBOR cap of 3.0%. As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 35% as of March 31, 2010. Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes. Moreover, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations there under or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS
Our efforts to implement initiatives to enhance revenues and reduce costs may not be adequate or successful.
We have attempted to implement, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives. Revenue enhancement initiatives have focused and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our Insight Imaging Enterprise Solutions initiative. Receivables and collections management initiatives have focused and will continue to focus on collections at point of service for patients with commercial insurance, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems. Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our receivables and collections management and cost reduction initiatives, benefits from our revenue enhancement initiatives have yet to materialize and our revenues continue to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s economic condition, including higher unemployment. The adequacy and ultimate success of our initiatives cannot be assured.
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
For fiscal 2009, we derived approximately 54% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide. In addition, the passage of recent federal health care legislation and new regulations promulgated by CMS could result in significant decreases in reimbursement for services provided to Medicare patients. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, some managed care organizations have reduced or otherwise limited, and we believe that other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions have had, and any future reductions could have, an adverse impact on our financial condition and results of operations. See our discussion regarding Medicare reimbursement changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.

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
As a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”). Our Adjusted EBITDA for the three and nine months ended March 31, 2010 declined approximately 16.9% and 17.9%, respectively, as compared to our Adjusted EBITDA for the prior year periods. Our Adjusted EBITDA declined approximately 1.2% and 33.1% for fiscal 2009 and 2008, respectively, as compared to prior fiscal years. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the economic condition and the reimbursement reductions discussed in the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.
If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.
Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year. To the extent we do not renew a customer contract it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller, with lower procedural volumes. Recently there has been an increase in the amount of available equipment for lease within the industry. This increase in availability has caused a decline in demand for our contract services mobile systems, which has resulted in (1) a lower than normal success rate in replacing lost revenues, (2) lower contractual reimbursement as compared to prior periods and (3) an increase in the number of our idle mobile systems. In addition, attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment. Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment. As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms. This would adversely affect our financial condition and results of operations.
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
All of the states in which we operate require that technologists who operate our MRI, CT and PET/CT systems be licensed or certified. Also, each of our fixed-site centers must continue to meet various requirements in order to receive payments from Medicare. In addition, our mobile facilities are currently accredited by The Joint Commission, an independent, non-profit organization that accredits various types of healthcare providers, such as hospitals, nursing homes, outpatient ambulatory care centers and diagnostic imaging providers. If we were to lose such accreditation for our mobile facilities, it could adversely affect our results of operations and financial condition because some of our customer contracts require accreditation by The Joint Commission and one of our primary competitors has such accreditation.
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
In March 2010, the President signed one of the most significant health care reform measures in decades. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), substantially changes the way health care is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, and may significantly impact our industry. The PPACA requires, among other things, payment rates for services using imaging equipment that costs over $1 million to be calculated using revised equipment usage assumptions and reduced payment rates for imaging services paid under the Medicare Part B fee schedule. The current 50% usage assumption rate would be replaced with a 75% usage rate for such equipment for services furnished on or after January 1, 2011. In addition, the PPACA changes the technical component discount on imaging of contiguous body parts during a single imaging session from 25% to 50%, as mandated by the DRA. We are unable to predict what effect the PPACA or other healthcare reform measures that may be adopted in the future will have on our business. The federal government will, however, have greater involvement in the healthcare industry than in prior years, and such greater involvement may adversely affect our financial condition and results of operations.
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

ITEM 5. EXHIBITS

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
Date: May 14, 2010

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