Form 10-K
period 2010-06-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2010-09-24
CIK 1145238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2009 (based on the price at which the common stock was last sold on the Over-The-Counter Bulletin Board on the last business day of the registrant’s most recent completed second fiscal quarter) was $984,086.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑     No ☐

The number of shares outstanding of the Registrant’s common stock as of September 23, 2010 was 8,644,444.

INSIGHT HEALTH SERVICES HOLDINGS CORP.
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

OVERVIEW

All references to “we,” “us,” “our,” “our company” or the “Company” in this annual report on Form 10-K, or Form 10-K, mean Insight Health Services Holdings Corp., a Delaware corporation incorporated in 2001, and all entities and subsidiaries owned or controlled by Insight Health Services Holdings Corp. All references to “Holdings” in this Form 10-K mean Insight Health Services Holdings Corp. by itself. All references to “Insight” in this Form 10-K mean Insight Health Services Corp., a Delaware corporation and a wholly owned subsidiary of Holdings, by itself. All references to “fiscal 2010” mean our fiscal year ended June 30, 2010.

We are a provider of diagnostic imaging services through a network of fixed-site centers and mobile facilities. Our services are noninvasive procedures that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders.

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states including the following targeted regional markets: Arizona, certain markets in California, the Carolinas, Florida, New England, and the Mid-Atlantic states. We generated approximately 68% of our total revenues from MRI services during fiscal 2010, as well as provided a comprehensive offering of diagnostic imaging services, including PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of June 30, 2010, our network consisted of 62 fixed-site centers and 104 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine; instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance.

We have three reportable segments: contract services, patient services and other operations. Please see “Segments” below for a discussion of our segments. In our contract services segment we generate revenue principally from 99 mobile units and 17 fixed sites. In our patient services segment we generate revenues principally from 45 fixed-site centers and 5 mobile units. In our other operations segment, we generate revenues principally from agreements with customers to provide management services and technical solutions.

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

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2010, we had total indebtedness of approximately $298.1 million in aggregate principal amount, including Insight’s $293.5 million of senior secured floating rate notes due 2011, or floating rate notes, which come due in November 2011. Additionally, the opinion of our independent registered public accounting firm, relating to our financial statements for our fiscal year ended June 30, 2010 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We will not be able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result, we will not be in compliance with the revolving credit facility. We have executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the default under the agreement and allow us full access to the revolver until December 1, 2010. If we have not remedied this noncompliance by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder to become immediately due and payable. We did not have any borrowings outstanding on the revolver as of June 30, 2010 and do not currently have any borrowings outstanding on the revolver. We have approximately $1.6 million outstanding in letters of credit which would need to be cash collateralized in the event our revolver is eliminated.

We believe that future net cash provided by operating activities will be adequate to meet our operating cash and debt service requirements through December 1, 2010. If our cash requirements exceed the cash provided by our operating activities, then we would look to our cash balance, asset sales and revolving credit line to satisfy those needs. However, following December 1, 2010, we may not be able to access our existing revolver if we are in default under our revolving credit agreement and our lender refuses to extend the forbearance period. In the event net cash provided by operating activities declines further than we have anticipated, or if the availability under our revolving credit facility is reduced or eliminated by our lender in light of the existing default under that facility, any future defaults or otherwise, we are prepared to take steps to conserve our cash, including delaying or further restricting our capital projects and sale of certain assets. In any event, we will likely need to restructure or refinance all or a portion of our indebtedness on or before the maturity of such indebtedness. In the event such steps are not successful in enabling us to meet our liquidity needs or to restructure or refinance our outstanding indebtedness when due, we may need to seek protection under chapter 11 of the Bankruptcy Code. We have engaged a financial advisory firm and are working closely with them to develop and finalize a restructuring and refinancing plan to significantly reduce our outstanding debt and improve our cash and liquidity position.

Nevertheless, the floating rate notes mature in November 2011 and require substantial quarterly interest payments leading up to maturity. Unless our financial performance significantly improves, we can give no assurance that we will be able to meet our interest payment obligations on the floating rate notes, refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness and cause a material adverse effect on our liquidity and financial condition. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations and have a material adverse effect on our results of operations. Although we are prepared to take additional steps as necessary to improve our liquidity and financial condition, we cannot be certain such steps would be effective.

Segments

Effective July 1, 2009, we redefined our business segments based on how our chief operating decision maker views the businesses and assesses the performance of our business managers. We now have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided.

Contract Services.  Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. Hospitals, physician groups and other healthcare providers can access our diagnostic imaging technology through our network of 99 mobile facilities and 17 fixed-site centers currently serving our wholesale customers. We currently have contracts with approximately 200 hospitals, physician groups and other healthcare providers. We enable hospitals, physician groups and other healthcare providers to benefit from our imaging equipment without investing their own capital directly. Interpretation services are generally provided by the hospital’s radiologists or physician groups and not by us. Our contract services revenue is generated primarily from fee-for-service arrangements and fixed-fee contracts billed directly to our wholesale customers. We handle the billing and collections for our contract services internally at a relatively low cost, and we do not bear the direct risk of collections from third party-payors or patients.

After reviewing the needs of our customers, route patterns, travel times, fuel costs and equipment utilization, our field managers implement planning and route management to maximize the utilization of our mobile facilities while controlling the costs to transport the mobile facilities from one location to another. Our mobile facilities are scheduled for as little as one-half day and up to seven days per week at any particular site. We generally enter into one to five year-term contracts with our mobile customers under which they assume responsibility for billing directly to patients and payors, and collections. Our mobile customers directly pay us a contracted amount for our services, regardless of whether they are reimbursed.

Our mobile facilities provide a significant advantage for establishing long-term arrangements with hospitals, physician groups and other healthcare providers and expanding our fixed-site business. We establish mobile routes in selected markets with the intent of growing with our customers. Our mobile facilities give us the flexibility to (1) supplement fixed-site centers operating at or near capacity until volume has grown sufficiently to warrant additional fixed-site equipment or centers, and (2) test new markets on a short-term basis prior to establishing new mobile routes or opening new fixed-site centers. Our goal is to enter into long-term joint venture relationships with our contract services customers once the local market matures and sufficient patient volume is achieved to support a fixed-site center.

Patient Services.  Patient services consist of centers (primarily fixed-sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid, insurance companies and health maintenance organizations, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Dell Perot Systems, and we bear the direct risk of collections from third-party payors and patients. Our patient services centers provide a full range of diagnostic imaging services to patients, physicians, insurance payors and managed care organizations. Of our 45 fixed-site patient services centers, 15 offer MRI services. Our remaining 30 fixed-site centers are multi-modality sites typically offering MRI and one or more of CT, PET/CT, x-ray, mammography, ultrasound, nuclear medicine, bone densitometry and nuclear cardiology. Our five mobile units within our patient services are single modality units offering MRI services. Diagnostic services are provided to a patient upon referral by a physician. Physicians refer patients to our patient services centers based on our service reputation, equipment, breadth of managed care contracts and convenient locations. Our patient services centers provide the equipment and technologists for the procedures, contract with radiologists to interpret the procedures, and bill payors directly. We have contracts with managed care organizations for our patient services centers, which often last for a period of multiple years because (1) they do not have specific terms or specific termination dates or (2) they contain annual “evergreen” provisions that provide for the contract to automatically renew unless either party terminates the contract. In addition to our independent facilities, we enter into joint ventures with hospitals and radiology groups. Our joint ventures allow us to charge a management and billing fee for supporting their day-to-day operations.

Other Operations.  Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections, and accounting and other office services. We refer to this revenue as generated from our solutions business. In addition to our traditional offerings of equipment and management services, we believe that we have the ability to offer packaged technology solutions to hospitals and other medical imaging services providers. Besides our traditional offerings, these customers would have a broad spectrum of systems and services, including, but not limited to, image archiving and Picture Archiving Communication System (PACS) services, patient registration portals, radiology information systems, receivables and collections management services, and financial and operational tools. We launched this offering of solutions in fiscal 2010 and we recently extended a contract with an existing customer, implemented a new contract, and have three additional contracts with implementation dates within our first fiscal quarter of 2011.

Additional Information.  Financial information concerning our three segments is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 19 of our consolidated financial statements, all of which are incorporated herein by reference.

DIAGNOSTIC IMAGING TECHNOLOGY

Our diagnostic imaging systems consist of MRI systems, PET/CT systems, CT systems, ultrasound systems, x-ray, analog and digital mammography, radiography/fluoroscopy systems and bone densitometry. Each of these types of imaging systems (other than analog mammography) represents the marriage of computer technology and various medical imaging modalities. The following highlights our primary imaging systems:

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

Positron Emission Tomography or PET

PET is a nuclear medicine procedure that produces pictures of the body’s metabolic and biological functions. PET can provide earlier detection as well as monitoring of certain cancers, coronary diseases or neurological problems than other diagnostic imaging systems. The information provided by PET technology often obviates the need to perform further highly invasive or diagnostic surgical procedures. PET/CT systems fuse together the results of a PET scan and CT scan, which makes it possible to collect both anatomical and biological information during a single procedure. A typical PET or PET/CT examination takes from 20 to 60 minutes. PET/CT systems are typically priced in the range of $1.3 million to $2.0 million each.

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

STRATEGY

Patient Services Strategy

We have pursued a strategy based on core markets in our patient services segment. We believe this strategy will allow us more operating efficiencies and synergies than are available in a nationwide strategy. Our core market is determined by many factors, including, without limitation, demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area, regulatory restrictions, such as certificates of need, and potential for alignment with radiologists, hospitals or payors. This strategy has resulted in us exiting some markets while increasing our presence in others or establishing new markets through acquisitions and dispositions. In implementing our core market strategy, we have taken the following actions:

•	During fiscal 2009, we sold eight fixed-site centers (six in California, one in Illinois and one in Tennessee), and equity interests in three joint ventures that operated five fixed-site centers (four in New York and one in California and we closed three fixed-site centers (two in California and one in Arizona).

•	During fiscal 2009, we acquired two fixed-site centers in Boston, Massachusetts and two fixed-site centers in Phoenix, Arizona.

•	During fiscal 2010, we expanded our presence in two regional markets: Texas and the Mid-Atlantic states. In March, 2010 we acquired an equity interest in a joint venture that operates a fixed-site center in the Dallas/Fort Worth, Texas area. In May, 2010 we acquired two fixed-site centers through a joint venture in the Toms River, New Jersey area.

•	During fiscal 2010, we sold three fixed-site centers (two in Pennsylvania and one in California), and closed two fixed-site centers (one in California and one in Arizona).

•	In August, 2010 we expanded our presence in the Southwest market by acquiring eight fixed-site centers in the areas of Phoenix, Arizona, El Paso, Texas, and Las Cruces, New Mexico. Also, we sold one fixed-site center in California.

Contract Services Strategy

Within our contract services segment we have pursued a strategy based on optimizing our mobile MRI and PET/CT routes, and of converting strategic mobile imaging customers to fixed site accounts. We have targeted our contract services sales efforts in regions where we have an existing presence, taking into account such factors as demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area and regulatory restrictions, such as certificates of need, which provide a barrier to competition.

As a result of implementing our core market strategy in the patient services segment, we have reduced our overall cost of services as a percentage of revenues from 67.4% for fiscal 2009 to 67.0% for fiscal 2010. The decrease is primarily due to disposing of low margin patient services centers, which had an average cost of services as a percentage of revenues of approximately 125%. Notwithstanding the overall growth in the industry in which we operate, as a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior fiscal year periods. See our discussion regarding results of operations, our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim, as well as the government’s attorneys’ fees. Liability arises when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly. Though simple negligence will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity constitutes a “knowing” submission under the False Claims Act and, therefore, will qualify for liability. Examples of the other actions which may lead to liability under the False Claims Act:

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

In addition, recent changes to the federal False Claims Act have increased the compliance risks faced by healthcare providers furnishing Medicare and Medicaid services. These changes were enacted through the passage of the Fraud Enforcement Recovery Act of 2009. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, broadening protections for whistleblowers and creating liability for knowingly retaining a government overpayment, acting in deliberate ignorance of a government overpayment or acting in reckless disregard of a government overpayment. The recently enacted healthcare reform bills in the form of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) expanded on changes made by the 2009 Fraud Enforcement and Recovery Act with regard to such “reverse false claims.” Under PPACA, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. Because Medicare and Medicaid overpayments can be predicated on a wide array of conduct, there is increased risk that we may incur substantial legal fees and other costs related to investigating any possible government overpayments, and making the appropriate repayment to the government.

We strive to ensure that we meet applicable billing requirements. However, the costs of defending claims under the False Claims Act, as well as sanctions imposed under the Act, could significantly affect our business, financial condition and results of operations.

Anti-kickback Statutes:  We are subject to federal and state laws which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Under PPACA, knowledge of the anti-kickback statute or the specific intent to violate the law is not required. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs, and according to PPACA, now provides a basis for liability under the False Claims Act. In addition, it is possible that private parties may file “qui tam” actions based on claims resulting from relationships that violate the anti-kickback statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. In recent years, there has been increasing scrutiny by law enforcement authorities, the Department of Health and Human Services, or HHS, the courts and Congress of financial arrangements between healthcare providers and potential sources of referrals to ensure that such arrangements do not violate the anti-kickback provisions. HHS and the federal courts interpret “remuneration” broadly to apply to a wide range of financial incentives, including, under certain circumstances, distributions of partnership and corporate profits to investors who refer federal healthcare program patients to a corporation or partnership in which they have an ownership interest and payments for service contracts and equipment leases that are designed, even if only in part, to provide direct or indirect remuneration for patient referrals or similar opportunities to furnish reimbursable items or services. HHS has issued “safe harbor” regulations that set forth certain provisions which, if met, will assure that healthcare providers and other parties who refer patients or other business opportunities, or who provide reimbursable items or services, will be deemed not to violate the anti-kickback statutes. The safe harbors are narrowly drawn and some of our relationships may not qualify for any “safe harbor”; however, failure to comply with a “safe harbor” does not create a presumption of liability. We believe that our operations materially comply with the anti-kickback statutes; however, because these provisions are interpreted broadly by regulatory authorities, we cannot be assured that law enforcement officials or others will not challenge our operations under these statutes.

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

FDA:  The Food and Drug Administration, or FDA, has issued the requisite premarket approval for all of our MRI, PET/CT and CT systems. We do not believe that any further FDA approval is required in connection with equipment currently in operation or proposed to be operated; however, under FDA regulations related to the Mammography Quality Standards Act of 1992, all mammography facilities must have a certificate issued by the FDA. In order to obtain a certificate, a mammography facility is required to be accredited by an FDA approved accrediting body (a private, non-profit organization or state agency) or other entity designated by the FDA. Pursuant to the accreditation process, each facility providing mammography services must comply with certain standards including annual inspection.

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

Certificates of Need:  Some states require hospitals and certain other healthcare facilities and providers to obtain a certificate of need, or CON, or similar regulatory approval prior to establishing certain healthcare operations or services, incurring certain capital projects and/or the acquisition of major medical equipment including MRI and PET/CT systems. We believe that we have complied or will comply with applicable requirements in those states where we operate. Nevertheless, this is an area of continuing legislative activity, and statutes and regulations may be modified in the future in a manner that could adversely affect our financial condition and results of operations.

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

COMPETITION

The healthcare industry in general, and the market for diagnostic imaging services in particular, is highly competitive and fragmented, with only a few national providers. We compete principally on the basis of our service reputation, equipment, breadth of managed care contracts and convenient locations. Our operations must compete with hospitals, physician groups and certain other independent organizations, including equipment manufacturers and leasing companies that own and operate imaging equipment. We will continue to encounter substantial competition from hospitals and independent organizations, including Alliance Healthcare Services, Inc., Radnet, Inc., Diagnostic Health Corporation, MedQuest, Inc., Shared Imaging and Otter Tail Corporation doing business as DMS Imaging. Some of our direct competitors may have access to greater financial resources than we do and have less debt in relation their operating profit.

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

During fiscal 2010, approximately 49% of our revenues were generated from patient services, approximately 50% were generated from contract services and approximately 1% was generated from other operations.

DIAGNOSTIC IMAGING AND OTHER EQUIPMENT

As of September 23, 2010, we owned or leased 223 diagnostic imaging systems, with the following classifications: 3.0 Tesla MRI, 1.5 Tesla MRI, 1.0 Tesla MRI, Open MRI, PET, PET/CT, CT and other technology. Magnetic field strength is the measurement of the magnet used inside an MRI system. If the magnetic field strength is increased the image quality of scans is improved and the time required to complete scans is decreased. Magnetic field strength on our MRI systems currently ranges from 0.2 to 3.0 Tesla. Of our 174 conventional MRI systems, three have a magnetic field strength of 3.0 Tesla, while 136 have a magnetic field strength of 1.5 Tesla, which is the industry standard magnetic strength for conventional fixed and mobile MRI systems. Other than ultra-high field MRI systems and 256-slice CT systems, we are aware of no substantial technological changes; however, should such changes occur, we may not be able to acquire the new or improved systems.

We continue to evaluate the mix of our diagnostic imaging equipment in response to changes in technology and to any overcapacity in the marketplace. We improve our equipment through upgrades, disposal and/or trade-in of older equipment and the purchase or execution of leases for new equipment in response to market demands.

Several large companies presently manufacture MRI (including Open MRI), PET/CT, CT and other diagnostic imaging equipment, including General Electric Healthcare, Hitachi Medical Systems, Siemens Medical Systems, Toshiba American Medical Systems and Phillips Medical Systems. We have acquired systems that were manufactured by each of the foregoing companies. We enter into individual purchase orders for each system that we acquire, and we do not have long-term purchase arrangements with any equipment manufacturer. We maintain good working relationships with many of the major manufacturers to better ensure adequate supply as well as access to those types of diagnostic imaging systems which appear most appropriate for the specific imaging facility to be established.

INFORMATION SYSTEMS

Our internal information technology systems allow us to manage our operations, accounting and finance, human resources, payroll, document imaging, and data warehousing. Our primary operating system is the Insight Radiology Information System, or IRIS, our proprietary information system. IRIS provides front-office support for scheduling and administration of imaging procedures and back office support for billing and collections. Additional functionality includes workflow, transcription, and image management. We have recently purchased new billing system software to substantially replace the billing and collection component of IRIS and we expect to implement the new software in late calendar year 2010. We use picture archiving and communication systems, or PACS, at certain of our fixed-site centers for the digital management of diagnostic images.

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

EMPLOYEES

As of June 30, 2010, we had approximately 1,094 full-time and 456 part-part time employees. None of our employees is covered by a collective bargaining agreement. Management believes its employee relations to be satisfactory.

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

RISKS RELATING TO OUR INDEBTEDNESS AND FINANCIAL CONDITION

Our recurring losses from operations and net capital deficiency raise substantial doubt as to our ability to continue as a going concern.

In their report dated September 23, 2010, which is also included in this Form 10-K, our independent registered public accounting firm stated that our consolidated financial statements were prepared assuming we would continue as a going concern; however, our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. We currently are evaluating steps to conserve our cash, including delaying or further restricting our capital projects and sale of certain assets. In any event, we have a large amount of indebtedness outstanding that will mature in November 2011. We will likely need to restructure or refinance all or a portion of our indebtedness on or before the maturity of such indebtedness. In the event such steps were not successful in enabling us to meet our liquidity needs or refinancing this indebtedness, we may need to seek protection under chapter 11 of the Bankruptcy Code. We have engaged a financial advisory firm and are working closely with them to develop and finalize a restructuring and refinancing plan to significantly reduce our outstanding debt and improve our cash and liquidity position.

Our substantial indebtedness could adversely affect our financial condition.

We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2010, we had total indebtedness of approximately $298.1 million in aggregate principal amount. Most of this indebtedness will come due in November 2011. In addition, subject to the restrictions contained in the indenture governing the floating rate notes and in our other debt instruments, we may be able to incur additional indebtedness from time to time to finance working capital, capital projects, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

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

Some or all of these factors may be beyond our control. We also cannot give assurance that we will continue to maintain covenant compliance under our credit facilities and meet our interest payment obligations on the floating rate notes, the failure of which would have a material adverse effect on our business, financial condition and operating results. Additionally, the opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We will not be able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result, we will not be in compliance with the revolving credit facility. We have executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the default under the agreement and allow us full access to the revolver until December 1, 2010. If we have not remedied this noncompliance by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder to become immediately due and payable, which would have a material adverse effect on our business, financial condition and operating results. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Liquidity” for additional information regarding our liquidity.

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

If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to sell certain of our assets, restructure or refinance all or a portion of our debt on or before maturity, including, but not limited to, the floating rate notes. The floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to meet our interest payment obligations on the floating rate notes, refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness and due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our debt instruments, the lenders may be able to elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. Such event would have a material adverse effect on our liquidity and financial condition and we may not, in such event, be able to continue as a going concern.

If our cash provided by operating and financing activities continues to be insufficient to fund our cash requirements, we will face substantial liquidity problems without a restructuring.

Our working capital requirements and the cash provided by operating activities can vary greatly from quarter to quarter and from year to year, depending in part on the level, variability and timing of our sales and our ability to execute our cash management plans as expected.

We currently believe that, unless our floating rate notes are restructured in a manner that will decrease our cash requirements, including funding their maturity in November 2011 and if Bank of America terminates the line of credit commitment on December 1, 2010, we may not be able to satisfy our cash requirements including funding minimum capital expenditures required to maintain the business beyond December 1, 2010 from cash provided by operating activities. If our cash requirements exceed the cash provided by our operating activities, then we would look to our cash balance, assets sales and revolving credit line to satisfy those needs. However, we may not be able to access our existing revolver if we are in default under our revolving credit agreement and our lender refuses to extend the forbearance period beyond December 1, 2010. Current credit and capital market conditions combined with our recent history of operating losses and negative cash flows are likely to restrict our ability to access capital markets in the near-term and any such access would likely be at an increased cost and under more restrictive terms and conditions.

Absent access to additional liquidity from credit markets or other sources of external financial support, we expect that we may not have the minimum levels of cash necessary to operate the business after December 1, 2010. We may need to delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake significant restructuring measures, including protection under Chapter 11 of the Bankruptcy Code.

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

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our debt instruments, the lenders may be able to elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we can give no assurance that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness. Substantially all of our assets, other than those assets consisting of accounts receivables and related assets or cash accounts related to receivables, which secure our credit facility, and a portion of Insight’s stock and the stock of its subsidiaries, are subject to the liens in favor of the holders of the floating rate notes. This may further limit our flexibility in obtaining secured or unsecured financing in the future. Such event would have a material adverse effect on our liquidity and financial condition and we may not, in such event, be able to continue as a going concern.

We may not have sufficient funds to purchase all outstanding floating rate notes and our other debt upon a change of control.

Upon a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. Under the terms of the indenture for the floating rate notes, a change of control includes, among things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. We believe that as of September 23, 2010, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock. Because of the low trading price of our common stock, $0.10, as of June 30, 2010, a person or group may be able to acquire 35% or more of Holdings’ common stock for a relatively small amount of money. We cannot assure you that we will have or will be able to borrow sufficient funds at the time of any change of control to make any required purchases of such notes or our other debt. If we failed to make a change of control offer and to purchase all of the tendered notes, it would constitute an event of default under the indenture for the floating rate notes, and potentially, other debt. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements.

If there is a default under the agreements governing our material indebtedness, the value of our assets may not be sufficient to repay our creditors.

Our property and equipment (other than land, building and leasehold improvements and assets securing our capital lease obligations), which make up a significant portion of our tangible assets, had a net book value as of June 30, 2010 of approximately $56.8 million. The book value of these assets should not be relied on as a measure of realizable value for such assets. The realizable value of our assets may be greater or lower than such net book value. The value of our assets in the event of liquidation will depend upon market, credit and economic conditions, the availability of buyers and similar factors. A sale of these assets in a bankruptcy or similar proceeding would likely be made under duress, which would reduce the amounts that could be recovered. Furthermore, such a sale could occur when other companies in our industry also are distressed, which might increase the supply of similar assets and therefore reduce the amounts that could be recovered. Our intangible assets had a net book value as of June 30, 2010 of approximately $20.0 million. As a result, in the event of a default under the agreements governing our material indebtedness or any bankruptcy or dissolution of our company, the realizable value of these assets will likely be substantially lower and may be insufficient to satisfy the claims of our creditors.

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

Our ability to obtain necessary capital is affected by conditions in the financial markets and economic conditions generally. Slowing growth, contraction of credit, increasing energy prices, declines in business or investor confidence or risk tolerance, increases in inflation, higher unemployment, outbreaks of hostilities or other geopolitical instability, corporate, political or other scandals that reduce investor confidence in capital markets and natural disasters, among other things, can affect the financial markets and economic conditions generally. If we are unable to obtain sufficient capital at commercially reasonable rates, we may be unable to fund certain capital projects or refinance our existing indebtedness, including the floating rate notes, which may erode our competitive positions in various markets and may have a material adverse effect on our financial condition.

A refinancing or restructuring of our floating rate notes may require a debt-for-equity exchange in which case we may be required to issue a substantial number of shares of our common stock and substantially dilute the equity ownership of existing stockholders, as well as possibly cause a change in control under the indenture governing our floating rate notes.

A refinancing or restructuring of our floating rate notes may involve a debt-for-equity exchange, in which case we may be required to issue to the holders of our floating rate notes shares of our common stock representing a significant portion of the equity ownership of our Company. In such an event, the equity ownership of our existing stockholders would be substantially diluted. We also cannot predict what the demand for our common stock will be following any debt-for-equity exchange, how many shares of our common stock will be offered for sale or be sold following any such exchange or the price at which our common stock will trade following any such exchange. Sales of a large number of shares of common stock after any such exchange could materially depress the trading price of our common stock.

Increases in interest rates could adversely affect our financial condition and results of operations.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate indebtedness, which rise and fall upon changes in interest rates. At June 30, 2010, approximately 98% of our indebtedness was variable rate indebtedness. We have an interest rate hedging agreement with a notional amount to which the agreement applies of $190 million, on which the agreement provided for a LIBOR cap of 3.0%. As a result of this contract our exposure on variable rate indebtedness was reduced by $190 million, or to approximately 35% of our indebtedness as of June 30, 2010. Increases in interest rates could also impact the refinancing of our existing indebtedness, including the floating rate notes. Moreover, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, subject us to the risk that the other parties to the agreements may not perform their obligations thereunder or that the agreements could be unenforceable.

RISKS RELATING TO OUR BUSINESS

Our efforts to implement initiatives to enhance revenues and reduce costs may not be adequate or successful.

We have implemented steps to improve our financial performance, including, a core market strategy, optimizing our mobile route, converting mobile to fixed sites, as well as various operations and cash flow initiatives in response to these losses. We have focused on implementing, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives. Revenue enhancement initiatives have and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, and our solutions initiative. Receivables and collections management initiatives have and will continue to focus on collections at point of service, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems. Cost reduction initiatives have and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our receivables and collections management and cost reduction initiatives, benefits from our revenue enhancement initiatives have yet to materialize and our revenues have continued to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance.. Unless our financial performance significantly improves, we can give no assurance that we will be able to meet our interest payment obligations on the floating rate notes, refinance or restructure the floating rate notes, which mature in November 2011, on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness, and cause a material adverse effect on our liquidity and financial condition.

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

For fiscal 2010, we derived approximately 49% of our revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that we provide. Moreover, our healthcare provider customers, which provided approximately 50% of our revenues during fiscal 2010, generally rely on reimbursement from third-party payors. To the extent our healthcare provider customers’ reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us as they would seek to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. We expect that any further changes to the rates or methods of reimbursement for our services, whether directly through billings to third-party payors or indirectly through our healthcare provider customers, will result in a further decline in our revenues and adversely affect our financial condition and results of operations. See our discussion regarding reimbursement changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement”.

Negative trends could continue to adversely affect our financial condition and results of operations.

As a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior fiscal year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources”). Our Adjusted EBITDA for fiscal 2010, declined approximately 25.7% as compared to our Adjusted EBITDA for the year ended June 30, 2009. Our Adjusted EBITDA declined approximately 1.2% for the year ended June 30, 2009 as compared to the year ended June 30, 2008. We have had a negative historical trend of declining Adjusted EBITDA for the past five fiscal years, which may continue and be exacerbated by negative effects of the recession and the reimbursement reductions discussed in the subsection entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reimbursement.”

If we are unable to renew our existing customer contracts on favorable terms or at all, our financial condition and results of operations would be adversely affected.

Our financial condition and results of operations depend on our ability to sustain and grow our revenues from existing customers. Our revenues would decline if we are unable to renew our existing customer contracts on favorable terms. For our mobile facilities, we generally enter into contracts with hospitals having one to five year terms. A significant number of our mobile contracts will expire each year. To the extent we do not renew a customer contract it is not always possible to immediately obtain replacement customers. Historically, many replacement customers have been smaller, with lower procedural volumes. Recently, there has been an increase in the amount of available equipment for lease within the industry. This increase in availability has caused a decline in demand for our contract services mobile systems, which has resulted in (1) a lower than normal success rate in replacing lost revenues, (2) lower contractual reimbursement as compared to prior periods and (3) an increase in the number of our idle mobile systems. In addition, attractive gross margins have caused hospitals and physician groups who have utilized mobile services from our company and our competitors to purchase and operate their own equipment. Although reimbursement reductions may dissuade physician groups from operating their own equipment, we expect that some high volume customer accounts will continue to elect not to renew their contracts with us and instead acquire their own diagnostic imaging equipment. As a result of the age of our imaging equipment, we may not be able to renew contracts of existing customers or attract new customers on favorable terms. This would adversely affect our financial condition and results of operations.

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

Our efforts to implement initiatives to enhance revenues and reduce costs may not be adequate or successful

We have implemented steps to improve our financial performance, including, our core market strategy, optimizing our mobile routes, and various operations and cash flow initiatives in response to our declining financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to meet our interest payment obligations on the floating rate notes, refinance or restructure the floating rate notes, which mature in November 2011, on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness, and cause a material adverse effect on our liquidity and financial condition.

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

Our future success depends on our continuing ability to identify, hire or contract with, develop, motivate and retain highly skilled persons for all areas of our organization, including senior executives and contracted radiologists. Competition in our industry for qualified employees is intense. There is a very high demand for qualified technologists, particularly MRI and PET/CT technologists, and we may not be able to hire and retain a sufficient number of technologists. Failure to attract and retain qualified employees and contracted radiologists could hinder our business strategy and negatively impact our financial condition and results of operations.

Managed care organizations may limit healthcare providers from using our services, causing us to lose procedural volume.

Our fixed-site centers are dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties. Our eligibility to provide services in response to a referral is often dependent on the existence of a contractual arrangement with the referred patient’s managed care organization. Despite having a large number of contracts with managed care organizations, healthcare providers may be inhibited from referring patients to us in cases where the patient is not associated with one of the managed care organizations with which we have contracted. A significant decline in referrals would have a material adverse effect on our financial condition and results of operations. Moreover, our aging equipment and declining financial performance may increase the likelihood of managed care organizations opting not to renew existing contracts or enter into new contracts with our centers.

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

All of the states in which we operate require that technologists who operate our CT and PET systems be licensed or certified. Also, each of our fixed-site centers must continue to meet various requirements in order to receive payments from Medicare. In addition, our mobile facilities are currently accredited by The Joint Commission, formerly the Joint Commission on Accreditation of Healthcare Organizations, an independent, non-profit organization that accredits various types of healthcare providers, such as hospitals, nursing homes, outpatient ambulatory care centers and diagnostic imaging providers. If we were to lose such accreditation for our mobile facilities, it could adversely affect our mobile operations because some of our mobile customer contracts require accreditation by The Joint Commission and one of our primary competitors has such accreditation.

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

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of PPACA. The implementation of this law will likely have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next four years and can be conceptualized as a broad framework not only to provide health insurance coverage to millions of Americans, but to fundamentally change the delivery of care by bringing together elements of health information technology, evidence-based medicine, chronic disease management, medical “homes,” care collaboration and shared financial risk in a way that will accelerate industry adoption and change. There are also many provisions addressing cost containment, reductions of Medicare and other payments and heightened compliance requirements and additional penalties, which will create further challenges for providers. We are unable to predict the full impact of PPACA at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. Moving forward, we believe that the federal government will likely have greater involvement in the healthcare industry than in prior years, and such greater involvement may adversely affect our financial condition and results of operations. See our discussion regarding the impact of PPACA in “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Reimbursement”.

RISKS RELATED TO RELATIONSHIPS WITH STOCKHOLDERS, AFFILIATES AND RELATED PARTIES

A small number of stockholders control a significant portion of Holdings’ common stock.

A significant portion of Holdings’ outstanding common stock is held by a small number of holders. We believe that as of September 23, 2010, one person holds beneficial ownership in excess of 20% of Holdings’ common stock and another holds beneficial ownership in excess of 10% of Holdings’ common stock. As a result, these stockholders will have significant voting power with respect to the ability to:

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

As of September 23, 2010, we lease approximately 30,000 square feet of office space for our corporate headquarters at 26250 Enterprise Court, Lake Forest, California 92630. The lease for this location expires in 2013.

As of September 23, 2010, in addition to our corporate headquarters we leased approximately 68 facilities or offices and owned one facility. A substantial majority of these facilities and offices were in the following states: California, Arizona, Texas, Maine and Virginia.

ITEM 3.	LEGAL PROCEEDINGS

On January 5, 2010, Holdings, InSight and InSight Health Corp., a wholly-owned subsidiary of InSight, were served with a complaint filed in the Los Angeles County Superior Court alleging claims on behalf of current and former employees. In Kevin Harold and Denise Langhoff, on their own behalf and on behalf of others similarly situated v. InSight Health Services Holdings Corp., et al., the plaintiffs allege violations of California’s wage, overtime, meal period, break time and business practice laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, interest, attorneys’ fees and costs of suit. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit. In the meantime, we intend to vigorously defend this lawsuit. We are engaged from time to time in the defense of other lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering certain potential insurable losses where such coverage is cost-effective. We do not believe that the outcome of any such other lawsuit will have a material adverse impact on our financial condition and results of operations

ITEM 4.	Removed and Reserved

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holdings’ common stock is listed on the Over-The-Counter Bulletin Board, or the OTCBB, under the symbol “ISGT”. As of September 23, 2010, there were six record holders of Holdings’ common stock and we believe approximately 350 beneficial holders of Holdings’ common stock. Holdings’ has never paid a cash dividend on its common stock and does not expect to do so in the foreseeable future. The agreements governing our material indebtedness contain restrictions on Holdings’ ability to pay dividends on its common stock.

The following table sets forth the high and low prices as reported by the OTCBB for Holdings’ common stock for each of the fiscal quarters indicated. Holdings’ common stock began trading on the OTCBB on August 3, 2007. The prices represent quotations between dealers without adjustment for mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2010		2009
Fiscal Quarter	Low	High	Low	High

First Quarter	$0.05	$0.40	$0.08	$0.63
Second Quarter	0.11	0.40	0.01	0.20
Third Quarter	0.08	0.21	0.02	0.55
Fourth Quarter	0.10	0.55	0.03	0.28

ITEM 6.	SELECTED FINANCIAL DATA

In their report dated September 23, 2010, which is also included in this Form 10-K, our independent registered public accounting firm stated that our consolidated financial statements were prepared assuming we would continue as a going concern; however, our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. The following Selected Financial Data taken from our accompanying financial statements have been prepared assuming that we will continue as a going concern. The following financial data do not include any adjustments that might result from the outcome of this uncertainty.

The selected consolidated financial data presented as of, and for the years ended, June 30, 2010 and 2009, the eleven months ended June 30, 2008, the one month ended July 31, 2008, and the years ended June 30, 2007 and 2006 has been derived from our audited consolidated financial statements. The information in the following table should be read together with our audited consolidated financial statements and related notes, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Form 10-K.

On August 1, 2007, we implemented fresh-start reporting in accordance with Accounting Standards Codifications (ASC) 852, “Financial Reorganizations” (ASC 852). The provisions of fresh-start reporting required that we revalue our assets and liabilities to fair value, reestablish stockholders’ equity and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. Under fresh-start reporting, our asset values are remeasured using fair value, and are allocated in conformity with ASC Topic 805 “Business Combinations” (ASC 805). Fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present value of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with ASC 740 “Income Taxes” (ASC 740).

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

	Successor			Predecessor
	Year	Year	Eleven Months	One Month
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	July 31,	Years Ended June 30,
	2010	2009	2008	2007	2007	2006
				(Amounts in thousands)
STATEMENT OF OPERATIONS DATA:
Revenues	$190,938	$227,782	$240,744	$22,187	$286,914	$306,298
Costs of operations	176,106	214,046	234,409	20,311	261,426	271,272
Interest expense, net	25,599	30,164	32,480	2,918	52,780	50,754
Net (loss) income attributable to Holdings(1)(2)(3)	(31,802)	(19,754)	(169,185)	196,326	(99,041)	(210,218)
Net (loss) income per common share:
Basic	$(3.68)	$(2.29)	$(19.57)	$227.23	$(114.63)	$(243.31)
Diluted	(3.68)	(2.29)	(19.57)	227.23	(114.63)	(243.31)

	June 30,			June 30,
	2010	2009	2008	2007	2006
BALANCE SHEET DATA:
Working capital	$12,787	$17,475	$28,207	$24,567	$34,550
Property and equipment, net	73,315	79,837	113,684	144,823	181,026
Goodwill and other intangible assets	20,002	24,878	24,370	95,084	125,936
Total assets	140,681	176,124	217,691	323,051	408,204
Total long-term liabilities	294,629	290,515	312,915	517,200	504,360
Stockholders’ deficit	(180,656)	(152,138)	(130,712)	(241,432)	(141,893)

(1)	No cash dividends have been paid on Holdings’ common stock for the periods indicated above.

(2)	Includes impairment charges related to our other long-lived assets of $4.4 million and $5.3 million for fiscal years ended June 30, 2010 and 2009, respectively, and $12.4 million for the eleven months ended June 30, 2008, and impairment of goodwill of $107.4 million for the eleven months ended June 30, 2008 and $29.6 million for the year ended June 30, 2007.

(3)	Includes reorganization items, net of approximately $199.0 million of income for the one month ended July 31, 2007 and approximately $17.5 million of expense for the year ended June 30, 2007, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We serve a diverse portfolio of customers, including healthcare providers, such as hospitals and physicians, and payors, such as managed care organizations, Medicare, Medicaid and insurance companies. We operate in more than 30 states including the following targeted regional markets: Arizona, certain markets in California, Texas, New England, the Carolinas, Florida and the Mid-Atlantic states. While we generated approximately 68% of our total revenues from MRI services during fiscal 2010, we provide a comprehensive offering of diagnostic imaging services, including PET/CT, CT, mammography, bone densitometry, ultrasound and x-ray.

As of June 30, 2010, our network consists of 62 fixed-site centers and 104 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine, instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance. We have three reportable segments; contract services, patient services and other operations. Please see below for a discussion of our segments. In our contract services segment we generate revenue principally from 99 mobile units and 17 fixed sites. In our patient services segment we generate revenues principally from 45 fixed-site centers and 5 mobile units. In our other operations segment, we generate revenues principally from agreements with customers to provide management services and technical solutions.

The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies. Notwithstanding the growth in the industry, as a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior fiscal year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection “Financial Condition, Liquidity and Capital Resources” below). Our Adjusted EBITDA for fiscal 2010 declined approximately 25.7% as compared to our Adjusted EBITDA for the year ended June 30, 2009. Our Adjusted EBITDA declined approximately 1.2% for the year ended June 30, 2009 as compared to the year ended June 30, 2008. We have had a negative historical trend of declining Adjusted EBITDA for the past six fiscal years, which may continue and be exacerbated by negative effects of the country’s economic condition, increased competition in our contract services segment and the reimbursement reductions discussed in the subsection “Reimbursement” below.

We have implemented the following steps in an attempt to reverse the negative trend in Adjusted EBITDA:

Core Market Strategy.  We have pursued a strategy based on core markets in our patient services segment. We believe this strategy will provide us more operating efficiencies and synergies than are available in a nationwide strategy. A core market is based on many factors, including, without limitation, demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area, regulatory restrictions, such as certificates of need, and potential for alignment with radiologists, hospitals or payors. This strategy has resulted in our exiting some markets while increasing our presence in others or establishing new markets through acquisitions and dispositions. In implementing our core market strategy, we have taken the following actions:

•	During fiscal 2009, we sold eight fixed-site centers (six in California, one in Illinois and one in Tennessee), and equity interests in three joint ventures that operated five fixed-site centers (four in New York and one in California and we closed three fixed-site centers (two in California and one in Arizona).

•	During fiscal 2009, we acquired two fixed-site centers in Boston, Massachusetts and two fixed-site centers in Phoenix, Arizona.

•	During fiscal 2010, we expanded our presence in two regional markets: Texas and the Mid-Atlantic states. In March, 2010 we acquired an equity interest in a joint venture that operates a fixed-site center in the Dallas/Fort Worth, Texas area. In May, 2010 we acquired two fixed-site centers through a joint venture in the Toms River, New Jersey area.

•	During fiscal 2010, we sold three fixed-site centers (two in Pennsylvania and one in California), and closed two fixed-site centers (one in California and one in Arizona).

•	In August, 2010 we expanded our presence in the Southwest market by acquiring eight fixed-site centers in the areas of Phoenix, Arizona, El Paso, Texas, and Las Cruces, New Mexico. Also, we sold one fixed-site center in California.

Contract Services Strategy

Within our contract services segment we have pursued a strategy based on optimizing our mobile MRI and PET/CT routes, and of converting strategic mobile imaging customers to fixed site accounts. We have targeted our contract services sales efforts in regions where we have an existing presence, taking into account such factors as demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area and regulatory restrictions, such as certificates of need, which provide a barrier to competition.

As a result of implementing our core market strategy in our patient services segment, we have reduced our cost of services as a percentage of revenues from 67.4% for the year ended June 30, 2009 to 67.0% for fiscal 2010. The decrease is primarily due to disposing of low margin patient services centers, which had an average cost of services as a percentage of revenues of approximately 125%.

We are continuously evaluating opportunities for the acquisition and disposition of certain businesses. There can be no assurance that we can complete purchases of these businesses on terms favorable to us in a timely manner to replace the loss of Adjusted EBITDA related to the businesses we sell.

Initiatives.  We have attempted to implement, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives:

•	Revenue enhancement initiatives have focused and will focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our solutions initiatives discussed below.

•	Receivables and collections management initiatives have focused and will continue to focus on collections at point of service, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and the initiative with Dell Perot Systems discussed below.

•	Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.

While we have experienced some improvements through our receivables and collections management and cost reduction initiatives, benefits from our revenue enhancement initiatives have yet to materialize and our revenues have continued to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the country’s economic condition, including higher unemployment.

In February 2009, we entered into a seven-year agreement with Dell Perot Systems to provide enhanced revenue cycle services and assist in the implementation of upgraded technology and IT services, which will provide new technology to manage our back-office billing, accounts receivable and collections functions. As a result of this agreement, we, terminated certain employees and transitioned certain other employees to Dell Perot Systems. We implemented the revenue cycle services in June 2009 and we expect to implement the new upgraded technology and IT services in the first half of fiscal year 2011. We estimate start-up costs (excluding internal capitalized salary costs) of this initiative to be approximately $3.8 million (including $3.3 million of capital expenditures), of which $3.3 million (including $2.8 million of capital expenditure) has been incurred as of June 30, 2010.

In addition to our traditional offerings of equipment and management services, we believe that we have the ability to offer packaged technology solutions to hospitals and other medical imaging services providers. Besides our traditional offerings, these customers would have a broad spectrum of systems and services, including, but not limited to, image archiving and Picture Archiving Communication System (PACS) services, patient registration portals, radiology information systems, receivables and collections management services, and financial and operational tools. We launched our solutions initiative in fiscal 2010 and we recently extended a contract with an existing customer, implemented a new contract, and have and three additional contracts with implementation dates within our first fiscal quarter of 2011.

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

This reorganization significantly deleveraged our balance sheet and improved our projected cash flow after debt service. However, we still have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2010, we had total indebtedness of approximately $298.1 million in aggregate principal amount, including Insight’s $293.5 million of senior secured floating rate notes due 2011, or floating rate notes, which come due in November 2011. Additionally, the opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We will not be able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result, we will not be in compliance with the revolving credit facility. We have executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the default under the agreement and allow us full access to the revolver until December 1, 2010. If we have not remedied this noncompliance by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder to become immediately due and payable. We did not have any borrowings outstanding on the revolver as of June 30, 2010 and do not currently have any borrowings outstanding on the revolver. We have approximately $1.6 million outstanding in letters of credit which would need to be cash collateralized in the event our revolver is eliminated.

We believe that future net cash provided by operating activities will be adequate to meet our operating cash and debt service requirements through December 1, 2010. If our cash requirements exceed the cash provided by our operating activities, then we would look to our cash balance, asset sales and revolving credit line to satisfy those needs. However, following December 1, 2010, we may not be able to access our existing revolver if we are in default under our revolving credit agreement and our lender refuses to extend the forbearance period. In the event net cash provided by operating activities declines further than we have anticipated, or if the availability under our revolving credit facility is reduced or eliminated by our lender in light of the existing default under that facility, any future defaults or otherwise, we are prepared to take steps to conserve our cash, including delaying or further restricting our capital projects and sale of certain assets. In any event, we will likely need to restructure or refinance all or a portion of our indebtedness on or before the maturity of such indebtedness. In the event such steps are not successful in enabling us to meet our liquidity needs or to restructure or refinance our outstanding indebtedness when due, we may need to seek protection under chapter 11 of the Bankruptcy Code. We have engaged a financial advisory firm and are working closely with them to develop and finalize a restructuring and refinancing plan to significantly reduce our outstanding debt and improve our cash and liquidity position.

Nevertheless, the floating rate notes mature in November 2011 and require substantial quarterly interest payments leading up to maturity. Unless our financial performance significantly improves, we can give no assurance that we will be able to meet our interest payment obligations on the floating rate notes, refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness and cause a material adverse effect on our liquidity and financial condition. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations and have a material adverse effect on our results of operations. Although we are prepared to take additional steps as necessary to improve our liquidity and financial condition, we cannot be certain such steps would be effective.

Segments

Effective July 1, 2009, we redefined the business segments based on how our chief operating decision maker views the businesses and assesses the performance of our business managers. We now have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided. Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. We internally handle the billing and collections for our contract services at relatively low cost, and we do not bear the direct risk of collections from third party-payors or patients. Patient services consist of centers (mainly fixed-sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid, insurance companies and health maintenance organizations, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Dell Perot Systems, and we bear the direct risk of collections from third-party payors and patients. We allocate corporate overhead, depreciation related to our billing system and income taxes to other operations. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. We refer to this revenue as generated from our solutions business. Other operations include all unallocated corporate expenses. We manage cash flows and assets on a consolidated basis, and not by segment.

Negative Trends

Our operations have been and will continue to be adversely affected by the following negative trends:

•	overcapacity in the diagnostic imaging industry;

•	reductions in reimbursement from certain third-party payors including Medicare;

•	reductions in compensation paid by our wholesale customers;

•	shifting of health care costs from private insurers and employers to patients with high deductible plans, who may elect to delay or forego medical procedures;

•	limited capital to invest in our business, especially for new or upgraded medical equipment;

•	lower revenues due to our aging equipment in our patient and contract services segments;

•	competition from other wholesale and retail providers;

•	competition from equipment manufacturers;

•	loss of revenues from former referral sources that invested in their own diagnostic imaging equipment; and

•	loss of revenues from former wholesale customers that invested in their own diagnostic imaging equipment.

Recently there has been an increase in the amount of available equipment for lease within the industry. This has caused a decline in demand for our contract services mobile systems, which has resulted in (1) a lower than normal success rate in replacing lost revenues, (2) lower contractual reimbursement as compared to prior periods and (3) an increase in the number of our underutilized mobile systems.

Reimbursement

Medicare.  The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain other individuals. Providers are paid by the federal government in accordance with regulations promulgated by HSS and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full. Hospital inpatient services are reimbursed under a prospective payment system. Hospitals receive a specific prospective payment for inpatient treatment services based upon the diagnosis of the patient.

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

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Physician Fee Schedule, or MPFS. The MPFS is updated on an annual basis. Several years ago, CMS reduced the reimbursement for certain diagnostic procedures performed together on the same day. They did so by modifying Medicare to pay 100% of the technical component of the higher priced procedure and 75% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the recently enacted PPACA, CMS further reduced the payment for contiguous body parts within the same session from 75% to 50% for the technical component of CT, MRI and ultrasound services, effective July 1, 2010. These reductions in payment by CMS may adversely impact our financial condition and results of operations since they result in lower reimbursement for our services and the services of our non-hospital clients. In fact, on June 25, 2010, CMS issued the proposed MPFS for 2011. Under the proposed rule, CMS is now proposing to apply this payment reduction to the technical component of all studies of these three imaging modalities that are performed on a patient in the same session, even if they are non-contiguous.

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

Medicare reimbursement rates under the MPFS are calculated in accordance with a statutory formula. As a result, for calendar years 2008, 2009 and 2010, CMS published regulations decreasing the fee schedule rates by 10.1% 5.4% and 21.2% respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect and in fact on June 25, 2010, the “Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010”

prevented the rate reduction and also established a 2.2% payment rate increase to the MPFS retroactive from June 1 through Nov. 30, 2010. Under the proposed MPFS for 2011, however, CMS proposes to reduce rates in 2011 by an additional 6.1%. This cut does not account for the 2010 legislative changes to the MPFS and would be added to the 21.2% cut that was previously delayed. We anticipate that CMS will continue to release regulations for decreases in fee schedule rates under the MPFS until the statutory formula is changed through enactment of new legislation. We do not know if Congress will continue to enact legislation to prevent future decreases under the statutory formula, but if Congress failed to act, there could be significant decreases to the MPFS.

On Nov. 25, 2009, CMS released the 2010 MPFS final rule (the “Final Rule”) which updated the payment policies and rates for the MPFS, for calendar year 2010. In addition to other changes to the physician payment formulae, the MPFS reduces payment rates for services using equipment costing more than $1.0 million by increasing the usage assumptions from the current 50% usage rate to a 90% usage rate. This change in the usage rate was to be phased in over a four year period and primarily impacted MRI and CT services. The Final Rule was superseded, however, by passage of PPACA, but only with respect to the usage assumptions. All other CMS issued updates for 2010 remain in effect. Under PPACA, beginning Jan. 1, 2011, the usage rate assumption for diagnostic imaging equipment priced at more than $1 million will be set at 75% for 2011 and subsequent years.

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. The reductions will affect the services we provide, primarily impacting radiology and other diagnostic tests. As noted above, the changes to the MPFS will be transitioned over a four-year period such that beginning in 2013, CMS will fully implement the revised payment rates. This change to the MPFS, could have an adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2010, Medicare revenues represented $17.6 million, or approximately 9.7% of our total revenues for such period. If the Final Rule had been fully phased in during our fiscal year ended June 30, 2010, we estimate that our total revenues would have been reduced by approximately $2.6 million, or 1.1%. The impact of the new MPFS will increase over the four-year transition period unless mitigated by future legislation (either currently proposed or pledged by Congress and the federal government administration).

In addition to reimbursement cuts, the new MPFS confirms that suppliers of technical component advanced imaging services must be accredited by January 1, 2012. Our fixed-site centers are currently accredited by American College of Radiology or ACR, which has been designated by CMS as an authorized accrediting body. In addition, our mobile facilities are currently accredited by The Joint Commission. We are currently unable to assess what, if any, impact the accreditation requirements may have on future results of operations and our financial position.

Many of PPACA’s provisions will not take effect for months or several years, while others are effective immediately. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In addition, PPACA remains the subject of significant debate, and proposals to repeal, block or amend the law have been introduced in Congress and many state legislatures. Finally, a number of state attorneys general have filed legal challenges to PPACA seeking to block its implementation on constitutional grounds. Because of the many variables involved, we are unable to predict how many of the legislative mandates contained in PPACA will be implemented or in what form, whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any future legislation or regulation would have on our business. We do believe, however, that there will likely be changes to reimbursement for services provided to Medicare patients, and the federal government will likely have greater involvement in the healthcare industry than in prior years, and such reimbursement changes and greater involvement may adversely affect our financial condition and results of operations.

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

Managed Care and Private Insurance.  Health Maintenance Organizations, or HMO’s, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. However, some managed care organizations have reduced or otherwise limited, and we believe that other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions have had, and any future reductions could have, an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions proposed by CMS, Congress and the current federal government administration. The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

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

Revenues

We earn revenues by providing services to patients, hospitals and other healthcare providers. Our patient services revenue is billed, on a fee-for-service basis, directly to patients or third-party payors such as managed care organizations, Medicare, Medicaid, commercial insurance carriers and workers’ compensation funds, collectively, payors. Patient services revenues also include balances due from patients, which are primarily collected at the time the procedure is performed. We refer to our patient services revenues as our retail operations. With respect to our retail operations, we bear the direct risk of collections from third-party payors and patients. Our charge for a procedure is comprised of charges for both the technical and professional components of the service. Patient services revenues are presented net of (1) related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from the payors, and (2) payments due to radiologists for interpreting the results of the diagnostic imaging procedures.

Historically and through fiscal 2009, reports from our billing system did not generate contractual adjustments. Consequently, contractual adjustments had been manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. In July 2009, we completed the implementation of a new report that extracts data from our billing system and automatically generates the contractual adjustments based on actual contractual rates with our payors in effect at the time the service is provided to the patient. Contractual adjustments are written-off against contractual fee rates with our payors in effect when the service was provided to the patient.

We report net the payments due to radiologist from our revenue because (1) we are not the primary obligor for the provision of professional services and (2) because the radiologists receive contractually agreed upon percentage of collections, the radiologists bear the risk of non-collection. In the past we had arrangements with certain radiologists pursuant to which we paid the radiologists for their professional services at an agreed upon contractual rate irrespective of the ultimate collections. With respect to these arrangements, the professional component is included in our revenues, and our payments to the radiologists are included in costs of services. These type of arrangements were in effect in fiscal 2008 and fiscal 2009. In fiscal 2010, we no longer had these types of arrangements.

Our collection policy is to obtain all required insurance information at the time a procedure is scheduled, and to submit an invoice to the payor immediately after a procedure is completed. Most third-party payors require preauthorization before an MRI, CT or PET/CT procedure is performed on a patient.

We refer to our revenues from hospitals, physician groups and other healthcare providers as contract services revenues or our wholesale operations. Contract services revenues are primarily generated from fee-for-service arrangements, fixed-fee contracts and management fees billed to the hospital, physician group or other healthcare provider. Contract service revenues are generally billed to our customers on a monthly basis and revenues are recognized when the service is provided. Revenues collected in advance are recorded as unearned revenue. Fee for services revenues are affected by the timing of holidays, patient and referring physicians vacation schedules and inclement weather.

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

The following illustrates our payor mix based on revenues for fiscal 2010:

Percentage of Total Revenues

Hospitals, physician groups and other healthcare providers(1)(2)	53%
Managed care and insurance	33%
Medicare / Medicaid	12%
Other, including workers compensation and self-pay patients	2%

(1)	We have one healthcare provider that accounted for approximately 6% of our total revenues during the year ended June 30, 2010. No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

(2)	These payors principally represent our contract services or wholesale operations.

The aging of our gross and net trade accounts receivables as of June 30, 2010 is as follows (amounts in thousands):

					120 Days
	Current	30 Days	60 Days	90 Days	and Older	Total
	(Unaudited)

Hospitals, physician groups and other healthcare providers	$7,799	$3,264	$737	$537	$542	$12,879
Managed care and insurance	11,680	3,344	1,874	1,131	2,158	20,187
Medicare/Medicaid	4,368	647	469	297	703	6,484
Workers’ compensation	837	496	326	226	268	2,153
Other, including self-pay patients	77	42	25	31	43	218

Trade accounts receivables	24,761	7,793	3,431	2,222	3,714	41,921

Less: Allowances for professional fees	(2,710)	(675)	(395)	(262)	(485)	(4,527)
Allowances for contractual adjustments	(8,065)	(2,056)	(1,182)	(46)	(80)	(11,429)
Allowances for doubtful accounts	(181)	(79)	(74)	(1,100)	(1,937)	(3,371)

Trade accounts receivables, net	$13,805	$4,983	$1,780	$814	$1,212	$22,594

	61%	22%	8%	4%	5%	100%

As of June 30, 2010, our days sales outstanding, or DSO’s, for trade accounts receivables on a net basis was 41 days as compared to 43 days at June 30, 2009. We believe that this decrease in DSO’s is primarily a result of lower denial rates and improved collections times due to increased use of billing applications and improved collection practices.

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

Results of Operations

Upon Holdings’ and Insight’s emergence from chapter 11, we adopted fresh-start reporting in accordance with ASC Topic 852, formerly SOP 90-7 “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”. The adoption of fresh-start reporting results in our becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements on or after August 1, 2007 are not comparable to our consolidated financial statements prior to that date. The adoption of fresh-start reporting primarily affects depreciation and amortization and interest expense in the consolidated statements of operations. The accompanying consolidated statements of operations for the year ended June 30, 2008 combine the results of operations for the one month ended July 31, 2007 of the Predecessor and the eleven months ended June 30, 2008 of the Successor. We then compare the combined results of operations with the corresponding period in the ensuing year.

Presentation of the combined results of operations for all of fiscal 2008 does not comply with accounting principles generally accepted in the United States; however, we believe the combined results of operations for the year ended June 30, 2008 provide management and investors with a more meaningful perspective on our financial performance and operating trends than if we did not combine the results of operations of Predecessor and Successor in this manner. Similarly, we combine the financial results of Predecessor and Successor when discussing sources and uses of cash for the year ended June 30, 2008.

The following table sets forth the results of operations for the years ended June 30, 2010, 2009 and 2008. The combined results for the year ended June 30, 2008 have been prepared for comparative purposes only and do not purport to be indicative of what results of operations would have been, and are not indicative of future operating results (amounts in thousands):

	Years Ended June 30,
	2010	2009	2008
	(Successor)	(Successor)	(Combined)

REVENUES:
Contract services	$96,066	$115,055	$120,601
Patient services	92,898	110,557	140,401
Other operations	1,974	2,170	1,929

Total revenues	190,938	227,782	262,931

COSTS OF OPERATIONS:
Costs of services	127,856	153,491	180,369
Provision for doubtful accounts	4,390	4,021	6,179
Equipment leases	10,641	10,950	10,006
Depreciation and amortization	33,219	45,584	58,166

Total costs of operations	176,106	214,046	254,720

CORPORATE OPERATING EXPENSES	(20,191)	(21,564)	(27,422)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,358	2,642	2,065
INTEREST EXPENSE, net	(25,599)	(30,164)	(35,398)
GAIN (LOSS) ON SALES OF CENTERS	118	7,885	(644)
GAIN ON PURCHASE OF NOTES PAYABLE	—	12,065	—
IMPAIRMENT OF GOODWILL	—	—	(107,405)
IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(4,414)	(5,308)	(12,366)

Loss before reorganization items and income taxes	(32,896)	(20,708)	(172,959)
REORGANIZATION ITEMS, net	—	—	198,998

Income (loss) before income taxes	(32,896)	(20,708)	26,039
BENEFIT FOR INCOME TAXES	(1,832)	(1,652)	(1,947)

Net income (loss)	(31,064)	(19,056)	27,986

Less: net income attributable to noncontrolling interests	738	698	845

Net loss attributable to InSight Health Services Holdings Corp	$(31,802)	$(19,754)	$27,141

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the years indicated:

	Years Ended June 30,
	2010	2009	2008
	(Successor)	(Successor)	(Combined)

REVENUES	100.0%	100.0%	100.0%
COSTS OF OPERATIONS:
Costs of services	67.0	67.4	68.6
Provision for doubtful accounts	2.3	1.8	2.4
Equipment leases	5.6	4.8	3.8
Depreciation and amortization	17.4	20.0	22.1

Total costs of operations	92.3	94.0	96.9

CORPORATE OPERATING EXPENSES	(10.6)	(9.5)	(10.4)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.2	1.2	0.8
INTEREST EXPENSE, net	(13.4)	(13.2)	(13.5)
GAIN (LOSS) ON SALES OF CENTERS	0.1	3.5	(0.2)
GAIN ON PURCHASE OF NOTES PAYABLE	—	5.3	—
IMPAIRMENT OF GOODWILL	—	—	(40.8)
IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(2.3)	(2.3)	(4.7)

Loss before reorganization items and income taxes	(17.3)	(9.0)	(65.7)
REORGANIZATION ITEMS, net	—	—	75.7

Income (loss) before income taxes	(17.3)	(9.0)	10.0
BENEFIT FOR INCOME TAXES	(1.0)	(0.7)	(0.7)

Net income (loss)	(16.3)	(8.3)	10.7

Less: net income attributable to noncontrolling interests	0.4	0.3	0.3

Net loss attributable to InSight Health Services Holdings Corp	(16.7)%	(8.6)%	10.4%

Years ended June 30, 2010 and 2009

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2010	% of Revenue	2009	% of Revenue	Variance	Variance
	(Unaudited)

Revenues
Patient services(1)	$92,898	48.7%	$110,557	48.5%	$(17,659)	(16.0)%
Contract services	96,066	50.3%	115,055	50.5%	(18,989)	(16.5)%
Other operations	1,974	1.0%	2,170	1.0%	(196)	(9.0)%

Total	$190,938	100.0%	$227,782	100.0%	$(36,844)	(16.2)%

Costs of Services
Patient services(2)	$73,786	38.6%	$90,946	39.9%	$(17,160)	(18.9)%
Contract services	53,307	27.9%	61,857	27.2%	(8,550)	(13.8)%
Other operations	763	0.4%	688	0.3%	75	10.9%

Total	$127,856	67.0%	$153,491	67.4%	$(25,635)	(16.7)%

(1)	Patient services revenues for the year ended June 30, 2009 include $17.5 million related to patient services centers that were sold or closed in fiscal 2009 and 2010. Patient services revenues for the year ended June 30, 2010 include $2.0 million related to centers that were sold or closed in fiscal year 2010. Patient services revenues for the year ended June 30, 2009 include $2.2 million from centers acquired in fiscal 2009. Patient services revenues for the year ended June 30, 2010 include $7.9 million in revenues from acquired patient services centers that were not in operation for all of fiscal 2009.

(2)	Patient services cost of services for the year ended June 30, 2009 include $15.3 million related to patient services centers that were sold or closed in fiscal 2009 and 2010. Patient services cost of services for the year ended June 30, 2010 include $2.5 million related to patient services centers that were sold or closed in fiscal 2010. Patient services costs of services for the year ended June 30, 2009 include $1.3 million in costs from acquired patient services centers were acquired in fiscal year 2009. Patient services costs of services for the year ended June 30, 2010 include $4.7 million in costs from acquired patient services centers in fiscal year 2009 and 2010 that were not in operation for all of fiscal 2009 and patient services for the year ended June 30, 2009, included $1.3 million in cost of services from patient services centers acquired during fiscal 2009.

Non-GAAP Measure — Revenues and costs of operations (including costs of services, provision for doubtful accounts, equipment leases and depreciation and amortization), net of acquisitions and dispositions as presented herein is defined as revenue and services excluding the effects of acquisitions and dispositions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as when read in conjunction with our revenues and costs of services, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, revenues and costs of services net of acquisitions and dispositions is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for revenues and costs of services as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

Revenues:  Net of acquisitions and dispositions, revenues decreased $27.0 million or 13% to $181.0 million for the year ended June 30, 2010, from $208.0 million for the year ended June 30, 2009. This decrease was primarily due to lower contract services revenues ($19.0 million), lower revenues from existing patient services centers ($7.8 million) and lower revenues from other operations ($0.2 million).

Our patient services revenues, net of acquisitions and dispositions, decreased 8.6% from $90.8 million for the year ended June 30, 2009, to $83.0 million for the year ended June 30, 2010. This decrease was primarily a result of a decrease in scan volumes, which we attribute to various factors, including high unemployment rates and the impact of high deductible health plans. The decrease is also due to a decline in the percentage of scans related to more expensive procedures, coupled with reimbursement rate reductions from various payors.

Our contract services revenues decreased 16.5% from $115.1 million for the year ended June 30, 2009 to $96.1 million for the year ended June 30, 2010. This decrease was partially due to the closure of a fixed-site center related to a large healthcare provider contract ($5.1 million) in conjunction with the renewal of the continuing four centers under a multi-year agreement. The remaining decrease from our contract services operations is a result of a reduction in the number of active contracts and reductions in reimbursement from our contract services customers for all modalities. The reductions in reimbursement are primarily the result of competition from other contract services providers and fewer mobile units in service. Our aging mobile fleet also contributed to the decline in revenues as did the continued propensity for customers to take their business in-house.

We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the country’s economic condition, including higher unemployment, higher deductible plans, fewer individuals with healthcare insurance and reductions in third-party payor reimbursement.

Costs of services:  As a percentage of revenues, costs of services decreased 0.4% to 67.0% for the year ended June 30, 2010 as compared to 67.4% for fiscal 2009. Cost of services decreased $25.6 million to $127.9 million for the year ended June 30, 2010 from $153.5 million for the year ended June 30, 2009. The decrease is attributable partially to lower costs in our contract services ($8.5 million) and in our existing patient services ($7.7 million) coupled with the disposition of certain of our patient services centers ($12.8 million), partially offset by acquisitions ($3.4 million).

As a percentage of revenues, costs of services at our patient services centers decreased 2.9% to 79.4% for the year ended June 30, 2010 from 82.3% for the prior fiscal year. The decrease is partially the result of the disposition of patient services centers with costs of services as a percentage of revenue of over 87%. Total costs of services in our patient services segment decreased $17.1 million to $73.8 million in fiscal 2010 from $90.9 million in fiscal 2009. Our dispositions eliminated $12.8 million of costs in our patient services segment from the year ended June 30, 2009 to the current year, which was partially offset by acquisitions ($3.4 million). Additionally we also reduced the cost of services for our existing patient services centers by $7.7 million. The decrease in costs of services for our existing patient services centers was due primarily to decreased salary related expenses ($2.6 million), reading fees ($1.0 million), billing fees ($1.3 million), equipment maintenance ($1.0 million), and other operating costs ($1.5 million). Net of acquisitions and dispositions, as a percentage of revenues, our cost of services decreased 1.6% to 80.2% for the year ended June 30, 2010 from 81.8% for the year ended June 30, 2009.

As a percentage of revenues our cost of services in our contract services segment increased 1.7% to 55.5% for the year ended June 30, 2010 from 53.8% for the prior fiscal year. The increase is attributable to the decline in revenues. Costs of services in our contract services segment decreased $8.6 million to $53.3 million for the year ended June 30, 2010 from $61.9 million for the prior fiscal year. The decrease was due partially to the closure of a fixed-site center related to a large health care provider contract ($2.2 million) in conjunction with the renewal of the continuing four centers under a multi-year agreement. The remaining decrease in costs of services for our contract services operations is a result of our cost reduction initiatives. Notable variances included a decrease in salary related expenses ($3.0 million), a decrease in our mobile fleet related costs ($2.8 million), and decreases in supplies, insurance, and taxes and license fees ($0.5 million) as compared to the prior fiscal year.

Provision for doubtful accounts:  The provision for doubtful accounts increased by $0.4 million for the year ended June 30, 2010 to $4.4 million for the fiscal year ended June 30, 2010 from $4.0 million as compared to the prior fiscal year. Net of acquisitions and dispositions, our provision for doubtful accounts increased $0.6 million to $4.1 million for the year ended June 30, 2010 as compared to $3.5 million in the prior fiscal year, related primarily to patient services operations. We attribute the negative trend to the increase in the patient portion of our receivables due to the high unemployment rate coupled with higher deductible plans.

Equipment leases:  Equipment leases decreased $0.3 million for the year ended June 30, 2010 as compared to the prior fiscal year. Equipment leases, net of acquisitions and dispositions, decreased $0.3 million, to $10.2 million from $10.5 million for the years ended June 30, 2010 and 2009, respectively.

Depreciation and amortization:  Depreciation and amortization expense decreased $12.4 million for the year ended June 30, 2010 to $33.2 million from $45.6 million for the prior fiscal year. Net of acquisitions and dispositions, depreciation and amortization decreased $9.8 million to $32.2 million for the year ended June 30, 2010 as compared to $42.0 million in the prior fiscal year. The decrease can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment during the year ended June 30, 2010 than the prior fiscal year, partially offset by purchases of new property and equipment.

Corporate Operating Expenses:  Corporate operating expenses decreased $1.4 million, or 6.4%, to $20.2 million for the year ended June 30, 2010 from $21.6 million for the year ended June 30, 2009. Our cost reduction initiatives primarily contributed to decreases in office related expenses ($0.7 million) and professional and regulatory costs ($0.3 million). In addition, during the year ended June 30, 2009, we incurred a $1.1 million charge relating to a contingent non-income tax liability which did not recur in fiscal 2010. After taking into consideration the $1.1 million one-time charge for the non-income tax liability in the prior fiscal year, corporate operating expenses as a percentage of revenues increased by 1.6% to 10.6% for the year ended June 30, 2010 from 9.0% for the prior fiscal year. This increase is primarily due to the decline in revenues as discussed above, exceeding our reduction in costs. During the quarter ended June 30, 2010, our corporate operating expenses included approximately $0.7 million of costs related to our recent acquisition of eight retail centers and severance and disposal costs primarily associated with planned sales and closures of several retail centers.

Equity in Earnings of Unconsolidated Partnerships:  Equity in earnings in our unconsolidated partnerships decreased $0.3 million in fiscal 2010 as compared to the prior fiscal year because of lower earnings in the unconsolidated partnerships as our unconsolidated partnerships are experiencing some of the same fiscal and operating challenges that we are.

Interest Expense, Interest expense, net decreased $4.6 million from $30.2 million for the year ended June 30, 2009, to $25.6 million for the year ended June 30, 2010. The decrease was due primarily to lower interest rates ($6.2 million) on the floating rate notes coupled with lower debt balances resulting from our purchase of $21.5 million of floating rate notes in fiscal year 2009 partially offset by increased payments on our interest rate collar ($1.1 million) and amortization of the bond discount ($0.5 million). Our interest rate collar matured on February 1, 2010.

Gain on Sales of Centers:  During fiscal 2009, we sold six fixed-site centers in California, one fixed-site center in Illinois and one fixed-site center in Tennessee and our equity interest in three joint ventures in New York and California that operated five fixed-site centers. We received $20.0 million, net of cash sold, from these sales and recorded a gain of $7.9 million. In addition, we deferred recognition of a $0.3 million contingent payment upon the satisfaction of a certain guaranty as measured on the first anniversary of the transaction. During fiscal 2010, the contingency was satisfied and we recognized the deferred gain on sale of center, which was partially offset by a $0.2 million loss on sale of a fixed-site center in California.

Gain on Purchase of Notes Payable:  During fiscal 2009, we purchased $21.5 million in principal amount of our floating rate notes for approximately $8.4 million. We realized a gain of approximately $12.1 million, after the write-off of unamortized discount of approximately $1.0 million.

Impairment of Other Long-Lived Assets.  Impairment of other long-lived assets decreased $0.9 million from $5.3 million for the year ended June 30, 2009 to $4.4 million for the year ended June 30, 2010. Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services segment related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services segment related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services segment. As of June 30, 2010, we completed an analysis of our operations and determined that there were indications of possible impairment of our indefinite lived assets including our certificates of need and our trademark due to the decline in our revenues and EBITDA in both our patient services and contract services segments during the second half of fiscal 2010. Our contract services decline primarily relates to our mobile operations. We did not note any indication of impairment of our goodwill. Accordingly, we completed a valuation of our certificates of need and trademark and recorded an impairment charge of $1.4 million for our patient services certificates of need and $0.3 million for our contract services certificates of need, and $0.8 million related to our trademark. (see Note 10)

Loss before Income Taxes:  Loss before income taxes increased from $20.7 million for the year ended June 30, 2009, to $32.9 million for the year ended June 30, 2010. An analysis of the change in loss before income taxes is as follows (amounts in thousands)

Consolidated

Loss before income taxes — Year ended June 30, 2009	$(20,708)
Decrease in existing centers revenues	(21,898)
Decrease in existing centers costs of services	14,056
Decrease in existing centers equipment leases	200
Increase in existing centers provision for doubtful accounts	(630)
Decrease in existing centers depreciation and amortization	8,875
Decrease in existing centers interest expense, net	4,366
Impact of centers sold, closed or acquired	511
Decrease in corporate operating expenses	1,373
Decrease in equity in earnings of unconsolidated partnerships	(284)
Gain on sales of centers	(7,585)
Gain on purchase of notes payable	(12,065)
Decrease in impairment of other long-lived assets	894

Loss before income taxes — Year ended June 30, 2010	$(32,896)

Benefit for Income Taxes:  For the year ended June 30, 2010, we recorded a benefit for income taxes of $1.8 million as compared to a benefit for income taxes of $1.7 million for the year ended June 30, 2009. The benefit for income taxes is related to a decrease in our deferred income tax liability of approximately $1.4 million due to the impairment of our indefinite-lived intangible assets, and a decrease in income taxes associated with uncertain tax positions of $0.7 million, offset partially by a provision primarily related to state income taxes of $0.1 million and interest expense related to the uncertain tax positions.

Years Ended June 30, 2009 and 2008

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands):

	Years Ended June 30,
	2009		2008
	Successor	% of Revenue	Combined	% of Revenue	Variance	Variance
	(Unaudited)

Revenues
Patient services(1)	$110,557	48.5%	$140,401	53.4%	$(29,844)	(21.3)%
Contract services	115,055	50.5%	120,601	45.9%	$(5,546)	(4.6)%
Other operations	2,170	1.0%	1,929	0.7%	241	12.5%

Total	$227,782	100.0%	$262,931	100.0%	$(35,149)	(13.4)%

Costs of Services
Patient services(2)	$90,946	39.9%	$111,408	42.4%	$(20,462)	(18.4)%
Contract services	61,857	27.2%	68,282	26.0%	(6,425)	(9.4)%
Other operations	688	0.3%	679	0.3%	9	1.3%

Total	$153,491	67.4%	$180,369	68.6%	$(26,878)	14.9%

(1)	Patient services revenues for the year ended June 30, 2008 include $38.6 million related to patient services centers that were sold or closed in fiscal 2008 and 2009. Patient services revenues for the year ended June 30, 2009 include $10.5 million related to patient services centers that were sold or closed in fiscal 2009. Patient services revenues for the year ended June 30, 2009 include $2.5 million in revenues from acquired patient services centers that were not in operation during fiscal 2008.

(2)	Patient services cost of services for the year ended June 30, 2008 include $32.7 million related to patient services centers that were sold or closed in fiscal 2008 and 2009. Patient services cost of services for the year ended June 30, 2009 include $9.2 million related to patient services centers that were sold or closed in fiscal 2009. Patient services costs of services for the year ended June 30, 2009 include $1.7 million in costs from acquired patient services centers that were not in operation during fiscal 2008.

Revenues:  Net of acquisitions and dispositions, revenues decreased $9.5 million or 4.2% to $214.8 million for the year ended June 30, 2009, from $224.3 million for the year ended June 30, 2008. This decrease was primarily due to lower revenues from existing patient services revenues ($4.2 million) and contract services revenues ($5.5 million), partially offset by an increase from other operations ($0.2 million).

Net of acquisitions and dispositions, our patient services revenues decreased 4.1% from $101.8 million for the year ended June 30, 2008, to $97.6 million for the year ended June 30, 2009. This decrease was primarily a result of a decrease in scan volumes, which we attribute to various factors, including high unemployment rates and the impact of high deductible health plans. The decrease is also due to a decline in the percentage of scans related to more expensive procedures, coupled with reimbursement rate reductions from various payors.

Our contract services revenues decreased $5.5 million or 4.6% to $115.1 million for the year ended June 30, 2009 from $120.6 million for the year ended June 30, 2008. This decrease was partially due to the closure of a fixed-site center related to a large healthcare provider ($2.6 million) in conjunction with the renewal of the continuing four centers under a multi-year agreement. The remaining decrease in our contract services operations is a result of a reduction in the number of active contracts and reductions in reimbursement from our contract services customers for all modalities. The reductions in reimbursement are primarily the result of competition from other contract services providers and fewer mobile units in service. Our aging mobile fleet also contributed to the decline in revenues as did the continued propensity for customers to take their business in-house.

Costs of services:  As a percentage of revenues, costs of services decreased 1.2% to 67.4% for the year ended June 30, 2009 as compared to 68.6% for fiscal 2008. Cost of services decreased $26.9 million to $153.5 million for the year ended June 30, 2009 from $180.4 million for the year ended June 30, 2008. The decrease was attributable to our patient services centers ($20.5 million) and contract services ($6.4 million).

As a percentage of revenues, costs of services at our patient services centers increased 2.9% to 82.3% for the year ended June 30, 2009 from 79.3% for the prior fiscal year due to a decline in revenues. Our dispositions were related to patient services centers with costs of services as a percentage of revenues of over 87% for the year ended June 30, 2009 as compared to 84.8% for the prior fiscal year. Total costs of services for patient services decreased $20.5 million. Our dispositions eliminated $23.5 million of costs from the year ended June 30, 2008 to the year ended June 30, 2009, which was partially offset by acquisitions ($1.7 million) and an increase in cost of services for our existing patient services centers ($1.3 million). The increase in costs of services for our existing patient services centers was due to severance and closing costs ($1.0 million) and start-up costs relating to the implementation of the revenue cycle services ($0.5 million). Net of acquisitions and dispositions, as a percentage of revenues, our cost of services increased 4.7% to 82.0% for the year ended June 30, 2009 from 77.3% for the year ended June 30, 2008, however, after considering the effect of the $1.5 million charge for severance, closing costs and start-up costs during fiscal 2009, costs of services increased 3.2%.

As a percentage of revenues our contract services costs of services decreased 2.9% to 53.8% for the year ended June 30, 2009 from 56.6% for the prior fiscal year. The decrease is attributable primarily to our cost reduction initiatives. Costs of services in our contract services operations decreased $6.4 million for the year ended June 30, 2009 as compared to the prior fiscal year. The decrease was due partially to the closure of a fixed-site center related to a large health care provider contract ($0.5 million) in conjunction with the renewal of the continuing four centers under a multi-year agreement. The remaining decrease in costs of services for our contract services operations is a result of our cost reduction initiatives. Notable variances included a decrease in salary related expenses ($4.2 million), a decrease in our mobile fleet related costs ($0.9 million), and decreases in supplies, insurance and taxes and license fees ($0.6 million).

Provision for doubtful accounts:  The provision for doubtful accounts decreased by $2.2 million for the year ended June 30, 2009 as compared to the prior fiscal year. Net of acquisitions and dispositions, our provision for doubtful accounts decreased $1.2 million to $3.7 million for the year ended June 30, 2009 as compared to $4.9 million in the prior fiscal year, related primarily to increased efficiencies in, and effectiveness of, our collections process on current receivables and the collection of old receivables within our patient services operations.

Equipment leases:  Equipment leases increased $0.9 million for the year ended June 30, 2009 as compared to the prior fiscal year. Equipment leases, net of acquisitions and dispositions, increased $1.4 million, to $10.5 million from $9.1 million for the years ended June 30, 2009 and 2008, respectively. The increase was primarily attributable to our contract services operations acquiring equipment through leases.

Depreciation and amortization:  Depreciation and amortization expense decreased $12.6 million for the year ended June 30, 2009 to $45.6 million from $58.2 million for the prior fiscal year. Net of acquisitions and dispositions, depreciation and amortization decreased $6.5 million for the year ended June 30, 2009 as compared to prior fiscal year. The decrease is attributable to the age of our equipment resulting in more fully depreciated equipment during the year ended June 30, 2009 than the prior fiscal year, partially offset by purchases of new property and equipment.

Corporate Operating Expenses:  Corporate operating expenses decreased $5.9 million, or 21.4%, to $21.6 million for the year ended June 30, 2009 from $27.4 million for the year ended June 30, 2008. Our cost reduction initiatives primarily contributed to decreases in salaries and benefits related expenses ($2.8 million) and professional and regulatory fees expenses ($0.6 million), after considering the effects of $2.2 million of litigation costs incurred in fiscal 2008 that did not recur in fiscal 2009. As a percentage of revenues corporate operating expenses decreased by 0.9% to 9.5% for the year ended June 30, 2009 from 10.4% for the prior fiscal year. This decrease is attributable to our cost reduction initiatives exceeding the decline in revenues. During the year ended June 30, 2009, our corporate operating expenses included $0.3 million of transaction costs associated with our acquisitions.

Equity in Earnings of Unconsolidated Partnerships:  Equity earnings in our unconsolidated partnerships increased $0.6 million in fiscal 2009 as compared to the prior fiscal year period because of greater earnings in the unconsolidated partnerships.

Interest Expense, net:  Interest expense, net decreased $5.2 million from $35.4 million for the year ended June 30, 2008, to $30.2 million for the year ended June 30, 2009. The decrease was due primarily to lower interest rates ($6.0 million) on the floating rate notes coupled with lower debt balances resulting from our purchase of $21.5 million of floating rate notes in fiscal year 2009 partially offset by increased amortization of the bond discount ($0.8 million).

Gain (Loss) on Sales of Centers:  During fiscal 2008, we sold seven fixed-site centers in California and our majority ownership interest in a joint venture that operated a fixed-site center in Ohio. We received $9.1 million, net of cash sold, from the sales and recorded a loss of $0.6 million. During fiscal 2009, we sold six fixed-site centers in California, one fixed-site center in Illinois and one fixed-site center in Tennessee and our equity interest in three joint ventures in New York and California that operated five fixed-site centers. We received $20.0 million, net of cash sold, from the sales and recorded a gain of $7.9 million. In addition, we deferred recognition of a $0.3 million contingent payment upon the satisfaction of a certain guaranty as measured on the first anniversary of the transaction.

Impairment of Goodwill:  For the year ended June 30, 2008, we recorded a non-cash impairment charge of $107.4 million. This charge is a reduction in the carrying value of goodwill.

Impairment of Other Long-Lived Assets:  Impairment of other long-lived assets decreased $7.1 million from $12.4 million for the year ended June 30, 2008 to $5.3 million for the year ended June 30, 2009. For fiscal 2009 we completed our annual evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2008, based on this evaluation we concluded that impairments had occurred and we recorded a non-cash impairment charge of $4.6 million in our contract services segment related to our trademark ($2.2 million) and our certificates of need ($2.4 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services segment. Additionally, as of June 30, 2009, we made the decision to sell certain assets related to two fixed-site centers in Pennsylvania for an amount expected to be less than their then-current carrying amount. As a result, we recorded an impairment loss of $0.7 million to write down the assets associated with these two fixed-site centers to their estimated realizable value. These assets were subsequently sold in July 2009.

Loss Before Reorganization Items, net and Income Taxes:  Loss before reorganization items, net and income taxes decreased to $20.7 million for the year ended June 30, 2009, from $173.0 million for the year ended June 30, 2008. An analysis of the change in loss before reorganization items, net and income taxes is as follows (amounts in thousands)

Consolidated

Loss before reorganization items, net and income taxes — Year ended June 30, 2008	$(172,959)
Decrease in existing centers revenues	(6,943)
Decrease in existing centers costs of services	4,588
Increase in existing centers equipment leases	(1,497)
Decrease in existing centers and facilities depreciation and amortization	6,851
Decrease in existing centers and facilities provision for doubtful accounts	1,202
Decrease in interest expense, net	4,545
Impact of centers sold, closed or acquired	2,013
Impairment of goodwill	107,405
Impairment of other long-lived assets	7,058
Decrease in corporate operating expenses	5,858
Increase in equity in earnings of unconsolidated partnerships	577
Gain on sales of centers	8,529
Gain on purchase of notes payable	12,065

Loss before reorganization items, net and income taxes — Year ended June 30, 2009	$(20,708)

Reorganization Items, net:  During the one month ended July 31, 2007, Predecessor recorded net gains of $199.0 million for items in accordance with ASC 852 related to Holdings’ and Insight’s reorganization, primarily due to a gain on debt discharge, revaluation of assets and liabilities, professional fees and consent fees.

Benefit for Income Taxes:  For the year ended June 30, 2009, we recorded a benefit for income taxes of $1.7 million as compared to a benefit for income taxes of $1.9 million for the year ended June 30, 2008. The benefit for income taxes is related to a decrease in our deferred income tax liability due to the impairment of our indefinite-lived intangible assets discussed above.

Financial Condition, Liquidity and Capital Resources

We have historically funded our operations and capital project requirements from net cash provided by operating activities and capital and operating leases. We expect to fund future working capital and capital project requirements from cash on hand, sales of fixed-site centers and mobile facilities, net cash provided by operating activities and our credit facility. To the extent available, we will also use capital and operating leases, but the current conditions in the capital markets and our high level of leverage have limited our ability to obtain attractive lease financing. Our operating cash flows have been negatively impacted by the sales and closures of certain centers and the negative trends we have experienced within each of our segments. If our operating cash flows continue to be negatively impacted by these and other factors and we are unable to offset them with cost savings and other initiatives, it will result in:

•	a reduction in our borrowing base, and therefore a decline in the amounts available under our credit facility;

•	difficulty funding our capital projects;

•	more stringent financing from equipment manufacturers and other financing resources; and

•	an inability to meet our interest payment obligations on the floating rate notes, refinance or restructure our floating rate notes or redeem or retire the floating rate notes when due.

Liquidity:

We have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Additionally, the opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We will not be able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result, we will not be in compliance with the revolving credit facility. We have executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the default under the agreement and allow us full access to the revolver until December 1, 2010. If we have not remedied this noncompliance by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder, if any, to become immediately due and payable. We did not have any borrowings outstanding on the revolver as of June 30, 2010 and do not currently have any borrowings outstanding on the revolver. We have approximately $1.6 million outstanding in letters of credit that would need to be cash collateralized in the event our revolver is eliminated. The amendment reduces the total facility size from $30 million to $20 million and reduces the letter of credit limit from $15 million to $5 million, and also increases our interest rate on outstanding borrowings to Prime +2.75% or LIBOR +3.75%, at our discretion. The unused line fee is increased to 0.75%.

We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2010, we had total indebtedness of $298.1 million in aggregate principal amount, including $293.5 million of floating rate notes which come due in November 2011. We believe that future net cash provided by operating activities will be adequate to meet our operating cash and debt service requirements through December 1, 2010. If our cash requirements exceed the cash provided by our operating activities, then we would look to our cash balance, proceeds from asset sales and revolving credit line to satisfy those needs. However, following December 1, 2010, we may not be able to access our existing revolver if we are in default under our revolving credit agreement and our lender refuses to extend the forbearance period. In the event net cash provided by operating activities declines further than we have anticipated, or if the availability under our revolving credit facility is reduced or eliminated by our lender in light of the existing default, any future defaults or otherwise, we are prepared to take steps to conserve our cash, including delaying or further restricting our capital projects and sale of certain assets. In any event, we will likely need to restructure or refinance all or a portion of our indebtedness on or before maturity of such indebtedness. In the event such steps are not successful in enabling us to meet our liquidity needs or to restructure or refinance our outstanding indebtedness when due, we may need to seek protection under chapter 11 of the Bankruptcy Code. We have engaged a financial advisory firm and are working closely with them to develop and finalize a restructuring and refinancing plan to significantly reduce our outstanding debt and improve our cash and liquidity position.

Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to meet our interest payment obligations on the floating rate notes, refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness, and cause a material adverse effect on our liquidity and financial condition. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations and have a material adverse effect on our results of operations. Although we are prepared to take additional steps as necessary, we cannot be certain such steps would be effective.

We reported net losses attributable to Holdings of approximately $31.8 million, $19.8 million and $169.2 million for the years ended June 30, 2010 and 2009, and the eleven months ended June 30, 2008, respectively. We have implemented steps in response to these losses, including a core market strategy and various revenue cycle enhancement and cost reduction initiatives. We have focused on implementing, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives:

•	Revenue enhancement initiatives have focused and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volumes and contractual rates, and our solutions initiative.

•	Receivables and collections management initiatives have focused and will continue to focus on collections at point of service, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems.

•	Cost reduction initiatives have focused and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors.

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

Our short-term liquidity needs relate primarily to:

•	interest payments relating to the floating rate notes;

•	capital projects;

•	working capital requirements;

•	potential acquisitions; and

Our long-term liquidity needs relate primarily to the maturity of the floating rate notes in November 2011.

As mentioned above, in the past we have from time to time purchased a portion of our outstanding floating rate notes. Any such purchases shall be in accordance with the terms of agreements governing our material indebtedness. During fiscal 2009, we purchased $21.5 million in principal amount of floating rate notes for approximately $8.4 million. We realized a gain of approximately $12.1 million, after the write-off of unamortized discount of approximately $1.0 million.

Cash, cash equivalents and restricted cash as of June 30, 2010 were $9.4 million (including $0.3 million that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes). Our primary source of liquidity is typically cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:

•	the procedure volume of patients at our patient services centers for our retail operations;

•	the reimbursement we receive for our services;

•	the demand for our wholesale operations, our ability to renew mobile contracts and/or efficiently utilize our mobile equipment in the contract services segment;

•	our ability to control expenses;

•	our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients; and

•	our ability to implement steps to improve our financial performance.

A summary of cash flows is as follows (amounts in thousands):

	Years Ended June 30,
	2010	2009	2008
	(Successor)	(Successor)	(Combined)

Net cash provided by operating activities	$5,342	$17,713	$2,961
Net cash used in investing activities	(14,241)	(7,400)	(5,565)
Net cash provided by (used in) financing activities	(1,685)	(11,675)	2,774

Increase (decrease) in cash and cash equivalents	$(10,584)	$(1,362)	$170

Net cash provided by operating activities was $5.3 million for the year ended June 30, 2010 and resulted primarily from our Adjusted EBITDA ($29.5 million) (see reconciliation below) less cash paid for interest and taxes ($20.1 million) and changes in certain assets and liabilities ($4.1 million). The changes in certain assets and liabilities primarily consist of a decrease in accounts payable and other accrued expenses of $9.0 million. Of this $9.0 million, $0.4 million relates to a decrease in accrued costs related to capital expenditures, $0.8 million relates to a reduction in accrued interest on notes payable due to the termination of an interest rate collar agreement, $0.7 million is due to a decline in accrued disposal costs, $0.5 million relates to payment of a tax matter which was accrued at June 30, 2009, with the remaining $6.6 million variance and due to a decline in the Company’s operating costs and normal short term timing of payments. The decrease in accounts payable and accrued liabilities was partially offset by a decrease in net accounts receivable of $3.0 million, due principally to the decline in our revenue, and a decrease in other assets of $1.9 million, of which $0.5 million relates to the collection of an escrow deposit from the sale of a fixed-site center in fiscal 2009 and $0.6 million which relates to an increase in collections of our receivables from unconsolidated partnerships.

Net cash used in investing activities was $14.2 million for the year ended June 30, 2010 and resulted primarily from the purchase or upgrade of diagnostic imaging equipment and construction projects at certain of our centers ($23.5 million), the acquisition of a fixed-site center ($0.9 million) and cash contributions into joint ventures ($0.7 million), partially offset by proceeds from the sales of certain centers ($2.9 million) and equipment sales ($1.8 million), and a decrease in restricted cash ($6.2 million).

Net cash used in financing activities was $1.7 million for the year ended June 30, 2010 and resulted primarily from principal payments on notes payable and capital lease obligations, offset partially by borrowings for debt obligations.

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

	Years Ended June 30,
	2010	2009	2008
	(Successor)	(Successor)	(Combined)

Net cash provided by operating activities	$5,342	$17,713	$2,961
Cash used for reorganization items	—	—	8,027
(Benefit) provision for income taxes	(1,832)	(1,652)	(1,947)
Interest expense, net	25,599	30,164	35,398
Amortization of bond discount	(5,881)	(5,375)	(4,522)
Share-based compensation	(73)	(73)	(15)
Amortization of deferred financing costs	—	—	(145)
Equity in earnings of unconsolidated partnerships	2,358	2,642	2,065
Distributions from unconsolidated partnerships	(2,485)	(2,645)	(2,621)
Gain on sales of equipment	1,125	1,000	772
Net change in operating assets and liabilities	4,091	(3,599)	(817)
Effect of noncontrolling interests	(738)	(698)	(845)
Net change in deferred income taxes	1,974	2,223	1,864

Adjusted EBITDA	$29,480	$39,700	$40,175

Our reconciliation of income (loss) before income taxes to Adjusted EBITDA by segment for the years ended June 30, 2010, 2009 and 2008 is as follows (amounts in thousands):

	Patient Services	Contract Services	Other Operations	Consolidated

Year Ended June 30, 2010 (Successor)
Income (loss) before income taxes	$322	$12,606	$(45,824)	$(32,896)
Interest expense, net	471	580	24,548	25,599
Depreciation and amortization	12,473	18,424	2,322	33,219
Effect of noncontrolling interest	(738)	—	—	(738)
Gain on sales of centers	(118)	—	—	(118)
Impairment of other long-lived assets	1,577	2,837	—	4,414

Adjusted EBITDA	$13,987	$34,447	$(18,954)	$29,480

Year Ended June 30, 2009 (Successor)
Loss before reorganization items and
income taxes	$5,307	$12,662	$(38,677)	$(20,708)
Interest expense, net	1,203	1,345	27,616	30,164
Depreciation and amortization	16,777	25,793	3,014	45,584
Effect of noncontrolling interest	(698)	—	—	(698)
Gain on sales of centers	(7,885)	—	—	(7,885)
Gain on purchase of notes payable	—	—	(12,065)	(12,065)
Impairment of other long-lived assets	708	4,600	—	5,308

Adjusted EBITDA	$15,412	$44,400	$(20,112)	$39,700

Year Ended June 30, 2008 (Combined)
Loss before reorganization items and
income taxes	$(3,486)	$10,843	$(180,316)	$(172,959)
Interest expense, net	2,392	2,603	30,403	35,398
Depreciation and amortization	24,731	29,465	3,970	58,166
Effect of noncontrolling interest	(845)	—	—	(845)
Loss on sales of centers	644	—	—	644
Impairment of goodwill	—	—	107,405	107,405
Impairment of long-lived assets	—	—	12,366	12,366

Adjusted EBITDA	$23,436	$42,911	$(26,172)	$40,175

Years Ended June 30, 2010 and 2009

Adjusted EBITDA decreased 25.7% for the year ended June 30, 2010 compared to the year ended June 30, 2009. This decrease was due primarily to reductions in Adjusted EBITDA from our contract services ($10.0 million) and patient services ($1.4 million) partially offset by a decrease in the negative Adjusted EBITDA in our other operations ($1.2 million). The decrease in the negative Adjusted EBITDA from our other operations is due to reductions in costs mainly attributable to our cost reduction initiatives discussed previously, including a $1.4 million decrease in corporate operating expenses.

Adjusted EBITDA from our patient services operations decreased 9.2% to $14.0 million for the year ended June 30, 2010 from $15.4 million for the year ended June 30, 2009. This decrease was due primarily to decreased Adjusted EBITDA from our existing patient services centers ($1.1 million) and our dispositions ($2.2 million), offset by our acquisitions ($1.9 million).

Adjusted EBITDA from our contract services operations decreased 22.4% to $34.4 million for the year ended June 30, 2010 from $44.4 million for the year ended June 30, 2009. This decrease was due to Adjusted EBITDA lost due to the closure of one center serving a large health care provider ($2.8 million) in conjunction with the renewal of the continuing four centers under a multi-year agreement and the reduction in revenues discussed above, partially offset by the reduction in costs additionally discussed above.

Years Ended June 30, 2009 and 2008

Adjusted EBITDA decreased approximately 1.2% from approximately $40.2 million for the year ended June 30, 2008, to approximately $39.7 million for the year ended June 30, 2009. This decrease was due primarily to reductions in Adjusted EBITDA from our patient services segment (approximately $8.0 million) partially offset by an increase in adjusted EBITDA in our contract services segment (approximately $1.5 million) and other operations (approximately $6.1 million).

Adjusted EBITDA from our patient services segment decreased approximately 34.2% from approximately $23.4 million for the year ended June 30, 2008, to approximately $15.4 million for the year ended June 30, 2009. Of the $8.0 million decrease, $2.3 million was related to dispositions of patient services centers, net of acquisitions. The decrease was due primarily to a reduction in Adjusted EBITDA at our existing patient service centers (approximately $5.7 million) attributable to the reduction in revenues, including the reimbursement reductions from the DRA, and a decrease in equity in earnings from unconsolidated partnerships.

Adjusted EBITDA from our contract services segment increased approximately 3.5% from approximately $42.9 million for the year ended June 30, 2008, to approximately $44.4 million for the year ended June 30, 2009. This increase was due primarily to cost savings initiatives.

Capital Projects:  As of June 30, 2010, we have committed to capital projects of approximately $3.3 million through November 2010. We expect to use either internally generated funds, operating leases, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance the acquisition of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.

Floating Rate Notes and Credit Facility:  As of June 30, 2010, we had outstanding, through Insight, $293.5 million of aggregate principal amount of floating rate notes. The floating rate notes mature in November 2011 and bear interest at LIBOR plus 5.25% per annum, payable quarterly. As of June 30, 2010 interest rate on the floating rate notes was 5.59%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of June 30, 2010 was approximately $123.3 million.

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

Through certain of Insight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent. The credit facility is scheduled to terminate in June 2011. As of June 30, 2010, we had approximately $12.8 million of availability under the credit facility, based on our borrowing base. At June 30, 2010, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $1.6 million outstanding under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $5.3 million of the $12.8 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.

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

Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR plus 2.5%, or, at our option, the base rate (which is the Bank of America, N.A. prime rate); however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.00% to 2.50% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect to unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if our liquidity, as defined in the credit facility, falls below $7.5 million.

At June 30, 2010, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $1.6 million outstanding under the credit facility. The credit facility agreement also contains customary borrowing conditions, including a material adverse effect provision. If we were to experience a material adverse effect, as defined by our credit facility agreement, we would be unable to borrow under the credit facility. On September 10, 2010, we entered into the First Amendment to our Second Amended and Restated Loan and Security Agreement. The opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We will not be able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result, we will not be in compliance with the revolving credit facility. We have executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the default under the agreement and allow us full access to the revolver until December 1, 2010. If we have not remedied this noncompliance by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder to become immediately due and payable and any outstanding letters of credit, currently $1.6 million, would need to be cash collateralized. The amendment reduces the total facility size from $30 million to $20 million and reduces the letter of credit from $15 million to $5 million, and also increases our interest rate on outstanding borrowings to Prime + 2.75% or LIBOR + 3.75% at our discretion. The unused line fee is increased to 0.75%.

The agreements governing our credit facility and floating rate notes contain restrictions on among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

Contractual Commitments:  Our contractual obligations as of June 30, 2010 are as follows (amounts in thousands):

		Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$294,635	$154	$293,842	$328	$311
Capital lease obligations	3,889	1,517	2,291	81	—
Operating lease obligations	35,716	13,845	16,236	4,020	1,615
Other contractual obligations	63,374	18,079	31,184	14,111	—
Purchase commitments	2,517	2,517	—	—	—

Total contractual obligations	$400,131	$36,112	$343,553	$18,540	$1,926

The long-term debt obligations and capital lease obligations include both principal and interest commitments for the periods presented. The interest commitment on the floating rate notes is based on the effective interest rate at June 30, 2010 (5.59%).

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

In establishing an estimate of enterprise value, management primarily focused on the market value of the two publicly traded securities that were most affected by the confirmed plan of reorganization:

•	the market value of Holdings’ 8,644,444 shares of common stock from August 3, 2007, the date the shares first traded after consummation of the confirmed plan of reorganization, through September 30, 2007. The value range of Holdings’ common stock was estimated from a low of $35 million (based on $4 per share) to a high of $61 million (based on $7 per share). The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million. Management recognized that the common stock valuation approach may have been somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering. Nevertheless, management primarily relied on this valuation method because (i) orderly observable trading activity in the common stock, though limited in volume, did take place, (ii) the trading activity did not indicate that the transactions were forced or distressed sales, and (iii) as articulated by the hierarchy of inputs set forth in ASC 820, observable inputs (regardless as to whether an active market exists) generally are more useful in calculating fair value than unobservable inputs, which require a reporting entity to develop its own assumptions.

•	the market value of the $194.5 million of senior subordinated notes for a period of time leading up to cancellation of such debt on the date of the consummation of the confirmed plan of reorganization. The value range of Insight’s senior subordinated notes was estimated from a low of $65 million to a high of $74 million during an approximately 30 day period of time leading up to the date of consummation of the plan. The range of enterprise value to correspond with the foregoing range would be from a low of $387 million to a high of $396 million.

Management considered the above values in light of various relevant market comparables, which are not specific to our publicly traded securities, such as (A) the market values of comparable companies and (B) recent transactions in our industry.

To a lesser extent, management considered the estimated present value of projected future cash flows in order to validate the determinations it made through the market comparable methods described above. Management estimated that the discounted cash flow value of the Company’s two reporting segments was slightly less than the low point of the enterprise range determined by the trading value of the common stock. The projected future cash flows were particularly sensitive to our assumptions regarding revenues because of (a) the high fixed cost nature of our business, and (b) the difficulty of estimating changes in reimbursement and procedure volume for future years. In developing these estimates, management assumed, among other things (i) a decline in revenues for the Company’s fiscal year ending June 30, 2008 as a result of reimbursement reductions, and (ii) for the Company’s fiscal years ending June 30, 2009 and 2010, (I) modest increases in revenues (approximately 3.0% each year) for its fixed operations segment as a result of the anticipated deceleration in the growth of additional imaging capacity within the Company’s industry, and (II) an insignificant increase in the Company’s revenues for its mobile operations segment (an approximate 1.0% increase each year). If known and unknown risks materialize, or if our revenue assumptions were incorrect, our future cash flows could differ significantly from our projections. The sensitivity of the revenue assumptions contributed to management’s decision to focus on market values (observable inputs) in determining the Company’s enterprise value. Management believed that the projected cash flows were appropriately discounted to reflect, among other things, the capital structure and cost of capital (both debt and equity) for the Company’s two operating segments at the time as well as industry risks.

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

Goodwill and Other Intangible Assets:  As of August 1, 2007, goodwill represented the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting. We recorded approximately $110.1 million of goodwill upon Holdings’ and Insight’s emergence from bankruptcy (see Note 2). As of June 30, 2010 goodwill represented the excess in purchase price over the fair value of the assets of certain acquisitions we have made since August 1, 2007. Identified intangible assets consist primarily of our trademark, certificates of need, customer relationships and wholesale contracts. The intangible assets, excluding the wholesale contracts and customer relationships, are indefinite-lived assets and are not amortized. Wholesale contracts and customer relationships are definite-lived assets and are amortized over the expected term of the respective contracts and relationships, respectively. In accordance with ASC 350, “Goodwill and Other Intangible Assets”, the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test.

We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. At June 30, 2010, we completed an analysis of our operations and determined that there were indication of possible impairment of our indefinite lived assets including our certificates of need and our trademark due to the decline in our revenues and EBITDA in both our patient services and contract services segments during the second half of fiscal 2010. We did not note any indication of impairment of our goodwill. Accordingly, we completed a valuation of our certificates of need and trademark and recorded an impairment charge of $1.4 million for our patient services certificates of need and $0.3 million for our contract services certificates of need, and $0.8 million related to our trademark.

As of June 30, 2010, we had goodwill of $1.6 million. In evaluating goodwill, we complete the two-step impairment test as required by ASC 350. In the first of a two-step impairment test, we determine the fair value of our reporting units (defined as our operating centers) using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate. ASC 350 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the consolidated statements of operations.

We assess the ongoing recoverability of our intangible assets subject to amortization in accordance with SFAS No. 144 which has been incorporated into ASC Topic 360, “Property, Plant and Equipment” by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the long-lived asset balances will not be recovered, an adjustment is made to reduce the asset the estimated fair value. Cash flow projections, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Revenue recognition:  Revenues from contract services and from patient services are recognized when services are provided. Patient services revenues are presented net of related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, these adjustments are estimates based on the actual contract, or in cases where there is no contract, the estimate is based on historical collections. Additionally, we record revenues net of payments due to radiologists because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractually agreed upon amounts from collections and (iii) the radiologists bear the risk of non-collection. The recorded amount due to radiologists is an estimate based on our recorded revenue, net of contractual allowances. We have entered into arrangements with certain radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate which does not depend upon the ultimate collections. With respect to these arrangements, the professional component billed is included in our revenues, and our payments to the radiologists are included in costs of services. Contract services revenues are recognized over the applicable contract period. Revenues collected in advance are recorded as unearned revenue.

New Pronouncements

FASB ASC Topic 805 “Business Combinations” formerly SFAS 141(R) (ASC 805) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material effect on our financial position or cash flows.

ASC 805 formerly FSP No. FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

FASB ASC Topic 810 “Consolidation” formerly SFAS 160 (ASC 810) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. On July 1, 2009 we adopted ASC 810. As of June 30, 2010, ASC 810 only effected our financial statement presentation and therefore had no impact on our consolidated financial position, results of operations or cash flows.

FASB ASC Topic 815 “Derivatives and Hedging” formerly SFAS 161 (ASC 815) requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this topic, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted ASC 815 on January 1, 2009. As ASC 815 only requires enhanced disclosures, it had no impact on our consolidated financial statements.

FASB ASC Topic 810 “Amendments to FASB Interpretation No. 46(R)” formerly SFAS No. 167 (ASC 810) enhances the current guidance on disclosure requirements for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We are currently evaluating the impact of the adoption of ASC 810 on our consolidated financial statements.

FASB ASC Topic 105 “Generally Accepted Accounting Principles” formerly SFAS 168 (ASC 105) is the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance levels. The ASC 105 eliminated this hierarchy and replaced the previous GAAP with just two levels of literature: authoritative and non-authoritative. The ASC 105 was effective as of July 1, 2009.

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

Additionally, when estimating the fair value of a liability, a reporting entity is not required to make an adjustment relating to the existence of a restriction that prevents the transfer of the liability. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments are required, are Level 1 fair value measurements under ASC Topic 820. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility. As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the quarter ended June 30, 2010, as compared to prior periods. At June 30, 2010, approximately 98% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate cap contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 35% of our total indebtedness as of June 30, 2010. We do not engage in activities using complex or highly leveraged instruments.

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

We had an interest rate hedging agreement with Bank of America, N.A. which effectively provided us with an interest rate collar. The notional amount to which the agreement applied was $190 million, and it provided for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement were secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement was cross-defaulted to our credit facility. This agreement expired on February 1, 2010.

In August 2009, we entered into an interest rate cap agreement with Bank of America, N.A. with a notional amount of $190 million and a three-month LIBOR cap of 3.0% effective between February 1, 2010 and January 31, 2011. The terms of the agreement call for us to pay a fee of approximately $0.5 million over the contract period. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC 815. Accordingly, the value of the contract is marked-to-market quarterly, with effective changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). The net effect of the hedge is to cap interest payments for $190 million of our debt at a rate of 8.25%, because our floating rate notes incur interest at three-month LIBOR plus 5.25%. As of June 30, 2010, the asset value and fair market value offset one another and the net value is zero.

Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of June 30, 2010, a 1.0% increase in interest rates on our $293.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.0 million. Since the interest on our floating rates notes is based on LIBOR, and LIBOR was less than 1.0% as of June 30, 2010, if LIBOR were to drop to zero, our annual future earnings and cash flows would be affected by approximately $0.4 million. The interest rate on the floating debt as of June 30, 2010, including the effects of the interest rate hedging agreement was 5.59%.

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
For the Years Ended June 30, 2010, 2009 and 2008

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of InSight Health Services Holdings Corp. and its subsidiaries (Successor Company) at June 30, 2010 and 2009 and the results of their operations and their cash flows for the years ended June 30, 2010 and 2009 and for the period from August 1, 2007 to June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interests in its subsidiaries effective July 1, 2009.

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
September 23, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InSight Health Services Holdings Corp.:

In our opinion, the accompanying statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the results of operations and the cash flows of InSight Health Services Holdings Corp. and its subsidiaries (Predecessor Company) for the period from July 1, 2007 to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Orange County, California
September 25, 2008

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND 2009
(Amounts in thousands, except share data)

	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,056	$19,640
Trade accounts receivables, net	22,594	25,594
Other current assets	7,845	9,988

Total current assets	39,495	55,222

ASSETS HELD FOR SALE	—	2,700
PROPERTY AND EQUIPMENT, net	73,315	79,837
CASH, restricted	319	6,488
INVESTMENTS IN PARTNERSHIPS	7,254	6,791
OTHER ASSETS	296	208
GOODWILL AND OTHER INTANGIBLE ASSETS, net	20,002	24,878

	$140,681	$176,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$154	$242
Current portion of capital lease obligations	1,279	1,468
Accounts payable and other accrued expenses	25,275	36,037

Total current liabilities	26,708	37,747

LONG-TERM LIABILITIES:
Notes payable, less current portion	286,199	279,726
Capital lease obligations, less current portion	2,204	2,589
Other long-term liabilities	764	1,408
Deferred income taxes	5,462	6,792

Total long-term liabilities	294,629	290,515

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding	9	9
Additional paid-in capital	37,609	37,536
Accumulated other comprehensive income	(212)	(2,528)
Accumulated deficit	(220,741)	(188,939)

Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp.	(183,335)	(153,922)

Noncontrolling interest	2,679	1,784

Total stockholders’ deficit	(180,656)	(152,138)

	$140,681	$176,124

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009, THE ELEVEN MONTHS ENDED
JUNE 30, 2008 AND THE ONE MONTH ENDED JULY 31, 2007
(Amounts in thousands, except per share data)

	Successor			Predecessor
	Year	Year	Eleven Months	One Month
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	July 31,
	2010	2009	2008	2007
REVENUES:
Contract services	$96,066	$115,055	$110,476	$10,125
Patient services	92,898	110,557	128,519	11,882
Other operations	1,974	2,170	1,749	180

Total revenues	190,938	227,782	240,744	22,187

COSTS OF OPERATIONS:
Costs of services	127,856	153,491	165,675	14,694
Provision for doubtful accounts	4,390	4,021	5,790	389
Equipment leases	10,641	10,950	9,246	760
Depreciation and amortization	33,219	45,584	53,698	4,468

Total costs of operations	176,106	214,046	234,409	20,311

CORPORATE OPERATING EXPENSES	(20,191)	(21,564)	(25,744)	(1,678)
EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	2,358	2,642	1,891	174
INTEREST EXPENSE, net	(25,599)	(30,164)	(32,480)	(2,918)
GAIN (LOSS) ON SALES OF CENTERS	118	7,885	(644)	—
GAIN ON PURCHASE OF NOTES PAYABLE	—	12,065	—	—
IMPAIRMENT OF GOODWILL	—	—	(107,405)	—
IMPAIRMENT OF OTHER LONG-LIVED ASSETS	(4,414)	(5,308)	(12,366)	—

Loss before reorganization items and income taxes	(32,896)	(20,708)	(170,413)	(2,546)
REORGANIZATION ITEMS, net	—	—	—	198,998

(Loss) income before income taxes	(32,896)	(20,708)	(170,413)	196,452
(BENEFIT) PROVISION FOR INCOME TAXES	(1,832)	(1,652)	(2,009)	62

Net (loss) income	(31,064)	(19,056)	(168,404)	196,390

Less: net income attributable to noncontrolling interests	738	698	781	64

Net loss attributable to InSight Health Services Holdings Corp	$(31,802)	$(19,754)	$(169,185)	$196,326

Basic and diluted (loss) income per common share	$(3.68)	$(2.29)	$(19.57)	$227.23
Weighted average number of basic and diluted common shares outstanding	8,644	8,644	8,644	864

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009, THE ELEVEN MONTHS ENDED
JUNE 30, 2008 AND THE ONE MONTH ENDED JULY 31, 2007
(Amounts in thousands, except share data)

				Accumulated
			Additional	Other		InSight		Total
	Common Stock		Paid-In	Comprehensive	Retained	Health Services	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Holdings Corp.	Interest	Equity

BALANCE AT JUNE 30, 2007	864,444	$1	$87,085	$103	$(328,621)	$(241,432)	$3,310	$(238,122)
Net income from July 1 to July 31, 2007	—	—	—	—	196,326	196,326	64	196,390
Net contributions	—	—	—	—	—		—	—
Fresh-start adjustments:
Elimination of Predecessor common stock, additional paid-in capital, accumulated other comprehensive income and accumulated deficit	(864,444)	(1)	(87,085)	(103)	132,295	45,106	—	45,106
Reorganization value ascribed to Successor	—	—	37,456	—	—	37,456	—	37,456

BALANCE AT JULY 31, 2007 (PREDECESSOR)	—	—	37,456	—	—	37,456	3,374	40,830

Issuance of 864,444 shares of common stock to existing stockholders	864,444	1	—	—	—	1		1
Issuance of 7,780,000 shares of common stock to holders of senior subordinated notes	7,780,000	8	(8)	—	—	—		—
Share-based compensation			15			15		15
Net loss from August 1, 2007 to June 30, 2008	—	—	—	—	(169,185)	(169,185)	781	(168,404)
Net contributions	—	—	—	—	—		(1,050)	(1,050)
Other comprehensive income:
Unrealized gain attributable to change in fair value of derivative	—	—	—	1,001	—	1,001	—	1,001

Comprehensive loss						(168,184)	—	(168,184)

BALANCE AT JUNE 30, 2008 (SUCCESSOR)	8,644,444	9	37,463	1,001	(169,185)	(130,712)	3,105	(127,607)
Net loss	—	—	—	—	(19,754)	(19,754)	698	(19,056)
Net contributions							(2,019)	(2,019)
Share-based compensation			73			73		73
Other comprehensive income:
Unrealized loss attributable to change in fair value of derivative	—	—	—	(3,529)	—	(3,529)		(3,529)

Comprehensive loss						(23,283)	—	(23,283)

BALANCE AT JUNE 30, 2009	8,644,444	9	37,536	(2,528)	(188,939)	(153,922)	1,784	(152,138)
Net income (loss)	—	—	—	—	(31,802)	(31,802)	738	(31,064)
Share-based compensation	—	—	73	—	—	73	—	73
Net contributions	—	—	—	—	—	—	157	157
Other comprehensive income:
Unrealized income attributable to change in fair value of interest rate contracts	—	—	—	2,316	—	2,316	—	2,316

Comprehensive loss						(29,486)	—	(29,486)

BALANCE AT JUNE 30, 2010	8,644,444	$9	$37,609	$(212)	$(220,741)	$(183,335)	$2,679	$(180,656)

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010
AND 2009, THE ELEVEN MONTHS
ENDED JUNE 30, 2008 AND THE
ONE MONTH ENDED JULY 31, 2007

	Successor			Predecessor
	Year	Year	Eleven Months	One Month
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	July 31,
	2010	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(31,064)	$(19,056)	$(168,404)	$196,390
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Cash used for reorganization items	—	—	4,764	3,263
Noncash reorganization items	—	—	—	(207,025)
Depreciation and amortization	33,219	45,584	53,698	4,468
Amortization of bond discount	5,881	5,375	4,522	—
Amortization of deferred financing costs	—	—	—	145
Share-based compensation	73	73	15	—
Equity in earnings of unconsolidated partnerships	(2,358)	(2,642)	(1,891)	(174)
Distributions from unconsolidated partnerships	2,485	2,645	2,563	58
(Gain) loss on sales of centers	(118)	(7,885)	644	—
Gain on purchase of notes payable	—	(12,065)	—	—
Gain on sales of equipment	(1,125)	(1,000)	(436)	(336)
Impairment of goodwill	—	—	107,405	—
Impairment of other long-lived assets	4,414	5,308	12,366	—
Income tax related liabilities	(1,974)	(2,223)	(1,864)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	3,000	7,854	7,679	510
Other current assets	1,949	(2,639)	(798)	387
Accounts payable, other accrued expenses and accrued interest subject to compromise				(1,634)
Accounts payable, other accrued expenses and accrued interest	(9,040)	(1,616)	(5,327)	—

Net cash provided by (used in) operating activities before reorganization items	5,342	17,713	14,936	(3,948)
Cash used for reorganization items	—	—	(4,764)	(3,263)

Net cash provided by (used in) operating activities	5,342	17,713	10,172	(7,211)

INVESTING ACTIVITIES:
Acquisition of fixed-site centers, net of cash acquired	(918)	(8,400)	—	—
Proceeds from sales of centers	2,861	19,987	9,050	—
Proceeds from sales of equipment	1,797	1,322	1,012	436
Decrease (increase) in restricted cash	6,169	1,584	(8,072)	—
Additions to property and equipment	(23,483)	(21,893)	(8,262)	—
Cash contribution into joint venture	(692)	—	—	—
Other	25	—	154	117

Net cash provided by (used in) investing activities	(14,241)	(7,400)	(6,118)	553

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(2,560)	(2,303)	(3,474)	(470)
Purchase of floating rate notes	—	(8,438)
Proceeds from issuance of notes payable	1,215	—	—	12,768
Principal borrowings (payments) on credit facility	—	—	—	(5,000)
Cash contributions from non-controlling interests	88	—	—	—
Distributions to non-controlling interests	(237)	(934)	(1,050)	—
Other	(191)	—	—	—

Net cash (used in) provided by financing activities	(1,685)	(11,675)	(4,524)	7,298

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS:	(10,584)	(1,362)	(470)	640
Cash, beginning of period	19,640	21,002	21,472	20,832

Cash, end of period	$9,056	$19,640	$21,002	$21,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$19,954	$25,271	$24,004	$8,184
Income taxes paid	182	436	581	—
Equipment additions under capital leases	—	—	3,338	—
Non-cash acquisition	975	884	—	—
Non-cash contributions from non-controlling interests	306	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
JUNE 30, 2010

1.	NATURE OF BUSINESS

All references to “we,” “us,” “our,” “our company” or “the Company” in this annual report on Form 10-K, or Form 10-K, mean Insight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by Insight Health Services Holdings Corp. All references to “Holdings” mean Insight Health Services Holdings Corp. by itself. All references to “Insight” mean Insight Health Services Corp., a Delaware corporation and a wholly-owned subsidiary of Holdings, by itself. Through Insight and its subsidiaries, we provide diagnostic imaging services in more than 30 states throughout the United States. Our operations are primarily concentrated in, Arizona, certain markets California, Texas, New England, the Carolinas, Florida, and the Mid-Atlantic states. Our services are provided through a network of 84 mobile magnetic resonance imaging, or MRI, facilities, one mobile computed tomography, or CT, facility, and 14 mobile positron emission tomography and computed tomography, or PET/CT, facilities (collectively, mobile facilities) and 31 fixed-site MRI centers and 31 multi-modality fixed-site centers (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.

We have three reportable segments: contract services, patient services and other operations. In our contract services segment, we generate revenue principally from 99 mobile facilities and 17 fixed-site centers. In our patient services segment, we generate revenues principally from 45 fixed-site centers and 5 mobile facilities. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. See additional information regarding our segments in Note 19 “Segment Information” below.

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

On August 1, 2007, we implemented fresh-start reporting in accordance with Accounting Standards Codifications (ASC) 852, “Financial Reorganizations” (ASC 852). The provisions of fresh-start reporting required that we revalue our assets and liabilities to fair value, reestablish stockholders’ equity and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. Under fresh-start reporting, our asset values are remeasured using fair value, and are allocated in conformity with Accounting Standards Codifications (ASC) 805 “Business Combinations” (ASC 805). Fresh-start reporting also requires that all liabilities, other than deferred taxes, should be stated at fair value or at the present value of the amounts to be paid using appropriate market interest rates. Deferred taxes are determined in conformity with Accounting Standards Codifications (ASC) 740 “Income Taxes” (ASC 740).

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

Reorganization Items, net

ASC 852 requires that the consolidated financial statements for periods subsequent to a chapter 11 filing separate transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, all transactions (including, but not limited to, all professional fees) directly associated with the reorganization of the business are reported separately in the financial statements.

Predecessor recognized the following reorganization items in its consolidated statement of operations (amounts in thousands):

Predecessor
One Month
Ended
July 31,
2007

Gain on discharge of debt	$168,248
Revaluation of assets and liabilities	38,674
Professional fees	(4,962)
Consent fees	(2,954)
Other	(8)

$198,998

Condensed Consolidated Fresh-Start Balance Sheet

ASC 852 requires an entity to adopt fresh-start reporting if the reorganization value of the assets of the emerging entity immediately before the consummation of the confirmed plan of reorganization is less than the total of all post-petition liabilities and allowed claims, and if holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company met both criteria and adopted fresh-start reporting upon Holdings’ and Insight’s emergence from chapter 11. Fresh-start reporting required us to revalue our assets and liabilities to fair value. In estimating fair value we based our estimates and assumptions on the guidance prescribed by ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), which we adopted in conjunction with our adoption of fresh-start reporting. ASC 820, among other things, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure about fair value measurements (see Note 23).

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

high of $61 million (based on $7 per share). The range of enterprise value to correspond with the foregoing range would be from a low of $357 million to a high of $383 million. Management recognized that the common stock valuation approach may have been somewhat limited because the shares of common stock issued after the consummation of the confirmed plan of reorganization did not necessarily have the same liquidity as shares issued in connection with an underwritten public offering. Nevertheless, management primarily relied on this valuation method because (i) orderly observable trading activity in the common stock, though limited in volume, did take place, (ii) the trading activity did not indicate that the transactions were forced or distressed sales, and (iii) as articulated by the hierarchy of inputs set forth in ASC 820, observable inputs (regardless as to whether an active market exists) generally are more useful in calculating fair value than unobservable inputs, which require a reporting entity to develop its own assumptions.

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

The foregoing estimates of enterprise value and corresponding equity value, were based upon certain projections and assumptions. Neither the projections nor the assumptions are incorporated into these consolidated financial statements.

The adjustments set forth in the following Condensed Consolidated Fresh-Start Balance Sheet in the columns “Debt Discharge” and “Revaluation of Assets and Liabilities” which reflect the effect of the consummation of the confirmed plan of reorganization and the adoption of fresh-start reporting on our condensed consolidated balance sheet at August 1, 2007 are as follows (amounts in thousands):

	Predecessor	Fresh-Start Adjustments		Successor
				Reorganized
			Revaluation	Balance
			of Assets	Sheet
	July 31,	Debt	and	August 1,
	2007	Discharge(a)	Liabilities(b)	2007

ASSETS
Current assets:
Cash and cash equivalents	$21,472	$—	$—	$21,472
Trade accounts receivables, net	42,173	—	—	42,173
Other current assets	7,948	—	(195)	7,753

Total current assets	71,593	—	(195)	71,398

Property and equipment, net	140,345	—	18,295	158,640
Investments in partnerships	3,529	—	7,698	11,227
Other assets	7,731	—	(7,587)	144
Other intangible assets, net	30,111	—	5,889	36,000
Goodwill	64,868	—	45,208	110,076

	$318,177	$—	$69,308	$387,485

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$3,359	$—	$—	$3,359
Accounts payable and other accrued expenses	37,084	—	—	37,084

Total current liabilities	40,443	—	—	40,443

Long-term liabilities:
Notes payable and capital lease obligations, less current portion	315,795	—	(21,818)	293,977
Liabilities subject to compromise	205,704	(205,704)	—	—
Other long-term liabilities	8,365	—	7,243	15,608

Total long-term liabilities	529,864	(205,704)	(14,575)	309,585

Stockholders’ equity (deficit)
Predecessor
Common stock	1	—	(1)	—
Additional paid-in capital	87,085	—	(87,085)	—
Accumulated other comprehensive income	103	—	(103)	—
Accumulated deficit	(339,319)	168,248	171,071	—
Successor
Common stock	—	8	1	9
Additional paid-in capital	—	37,448	—	37,448

Total stockholders’ equity (deficit)	(252,130)	205,704	83,883	37,457

	$318,177	$—	$69,308	$387,485

(a)	Debt Discharge. This reflects the cancellation of $205,704 of liabilities subject to compromise pursuant to the terms of the confirmed plan of reorganization. The holders of senior subordinated notes received 7,780 shares of Holdings’ common stock in satisfaction of such claims.

(b)	Revaluation of Assets and Liabilities. Fresh-start adjustments made to reflect asset and liability values at estimated fair value are summarized as follows:

•	Other current assets. An adjustment of $195 was recorded to decrease the value of deferred tax benefit.

•	Property and equipment, net. An adjustment of $18,295 was recorded to increase the net book value of property and equipment, net.

•	Investments in partnerships. An adjustment of $7,698 was recorded to recognize the estimated fair value of our investments in partnerships.

•	Other assets. Adjustments of $7,587 were recorded to reduce the value of deferred financing costs and the value of the interest rate cap contract.

•	Other intangible assets, net. An adjustment of $5,889 was recorded to recognize identifiable intangible assets. These intangible assets reflect the estimated fair value of our trademark, wholesale contracts and certificates of need. These assets will be subject to an annual impairment review (see Note 10).

•	Goodwill. An adjustment of $45,208 was recorded to reflect reorganization value of the successor equity in excess of the fair value of tangible and identified intangible assets and liabilities. This amount was determined as the stockholders’ deficit immediately prior to Holdings’ and Insight’s emergence from bankruptcy ($252,130), offset by the gain on discharge of debt ($168,248) and revaluation of assets and liabilities ($38,674). This amount was subsequently impaired as of June 30, 2008 (see Note 10).

•	Notes payable. An adjustment of $21,818 was recorded to reflect a net fair value discount associated with Insight’s senior secured floating rate notes due 2011, to be amortized in interest expense over the remaining life of such notes. The fair market value of the notes was determined based on the quoted market value as of August 1, 2007, which represented the present value of amounts to be paid at appropriate current interest rates.

•	Other long-term liabilities. An adjustment of $7,243 was recorded to increase the value of deferred tax liabilities related to the increase in value of our other indefinite-lived intangible assets.

•	Total stockholders’ deficit. The adoption of fresh-start reporting resulted in a new entity with no beginning retained earnings or accumulated deficit. The condensed consolidated balance sheet reflected initial stockholders’ equity value of approximately $37,457 estimated as described above.

3.	LIQUIDITY AND CAPITAL RESOURCES

We have suffered recurring losses from operations and have a net capital deficiency that raise substantial doubt about our ability to continue as a going concern. Additionally, the opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We will not be able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result, we will not be in compliance with the revolving credit facility. We have executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the default under the agreement and allow us full access to the revolver until December 1, 2010. If we have not remedied this noncompliance by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder, if any, to become immediately due and payable. We did not have any borrowings outstanding on the revolver as of June 30, 2010 and do not currently have any borrowings outstanding on the revolver. We have approximately $1.6 million outstanding in letters of credit that would need to be cash collateralized in the event our revolver is eliminated. The amendment reduces the total facility size from $30 million to $20 million and reduces the letter of credit limit from $15 million to $5 million, and also increases our interest rate on outstanding borrowings to Prime +2.75% or LIBOR +3.75%, at our discretion. The unused line fee is increased to 0.75%.

We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2010, we had total indebtedness of $298.1 million in aggregate principal amount, including $293.5 million of floating rate notes which come due in November 2011. We believe that future net cash provided by operating activities will be adequate to meet our operating cash and debt service requirements through December 1, 2010. If our cash requirements exceed the cash provided by our operating activities, then we would look to our cash balance, proceeds from asset sales and revolving credit line to satisfy those needs. However, following December 1, 2010, we may not be able to access our existing revolver if we are in default under our revolving credit agreement and our lender refuses to extend the forbearance period. In the event net cash provided by operating activities declines further than we have anticipated, or if the availability under our revolving credit facility is reduced or eliminated by our lender in light of the existing default, any future defaults or otherwise, we are prepared to take steps to conserve our cash, including delaying or further restricting our capital projects and sale of certain assets. In any event, we will likely need to restructure or refinance all or a portion of our indebtedness on or before maturity of such indebtedness. In the event such steps are not successful in enabling us to meet our liquidity needs or to restructure or refinance our outstanding indebtedness when due, we may need to seek protection under chapter 11 of the Bankruptcy Code. We have engaged a financial advisory firm and are working closely with them to develop and finalize a restructuring and refinancing plan to significantly reduce our outstanding debt and improve our cash and liquidity position.

Nevertheless, the floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able to meet our interest payment obligations on the floating rate notes, refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness, and cause a material adverse effect on our liquidity and financial condition. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations and have a material adverse effect on our results of operations. Although we are prepared to take additional steps as necessary, we cannot be certain such steps would be effective.

We reported net losses attributable to Holdings of approximately $31.8 million, $19.8 million and $169.2 million for the year ended June 30, 2010, the year ended June 30, 2009 and eleven months ended June 30, 2008, respectively. We have implemented steps to improve our financial performance, including, a core market strategy and various operations and cash flow initiatives in response to these losses. We have focused on implementing, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives. Revenue enhancement initiatives have and will continue to focus on our sales and marketing efforts to maintain or improve our procedural volume and contractual rates, and our solutions initiative. Receivables and collections management initiatives have focused and will continue to focus on collections at point of service, technology improvements to create greater efficiency in the gathering of patient and claim information when a procedure is scheduled or completed, and our initiative with Dell Perot Systems. Cost reduction initiatives have and will continue to focus on streamlining our organizational structure and expenses including enhancing and leveraging our technology to create greater efficiencies, and leveraging relationships with strategic vendors. While we have experienced some improvements through our receivables and collections management and cost reduction initiatives, benefits from our revenue enhancement initiatives have yet to materialize and our revenues have continued to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the effects of the country’s recession, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able to refinance the floating rate notes, which mature in November 2011, on commercially reasonable terms, if at all.

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

On July 1, 2009, we adopted the provisions of Topic 810 “Consolidation” (ASC 810), which establishes the accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. As a result of the adoption of ASC 810, we are presenting noncontrolling interest as a component of stockholders’ deficit rather than a liability for all periods presented. In addition, ASC 810 required the presentation of net income attributable to noncontrolling interest, rather than minority interest expense for the years ended June 30, 2010 and 2009, respectively.

Certain reclassifications have been made to previously reported amounts to conform to the current period presentation of non-controlling interest and segment reporting (see Note 19).

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

Revenues from contract services and from patient services are recognized when services are provided. Patient services revenues are presented net of related contractual adjustments, which represent the difference between our charge for a procedure and what we will ultimately receive from private health insurance programs, Medicare, Medicaid and other federal healthcare programs, these adjustments are estimates based on the actual contract, or in cases where there is no contract, the estimate is based on historical collections. Additionally, we record revenues net of payments due to radiologists because (i) we are not the primary obligor for the provision of professional services, (ii) the radiologists receive contractually agreed upon amounts from collections and (iii) the radiologists bear the risk of non-collection. The recorded amount due to radiologists is an estimate based on our recorded revenue, net of contractual allowances. We have entered into arrangements with certain radiologists pursuant to which we pay the radiologists directly for their professional services at an agreed upon contractual rate which does not depend upon the ultimate collections. With respect to these arrangements, the professional component billed is included in our revenues, and our payments to the radiologists are included in costs of services. These types of arrangements were in effect as of June 30, 2008 and 2009. As of June 30, 2010 we no longer had these types of arrangements. Contract services revenues are recognized over the applicable contract period. Revenues billed in advance are recorded as unearned revenue.

d.	CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash equivalents are generally composed of liquid investments with original maturities of three months or less, such as certificates of deposit and commercial paper. As of June 30, 2010, there was restricted cash of approximately $0.3 million, that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes. These funds are classified as restricted cash on our consolidated balance sheet.

e.	TRADE ACCOUNTS RECEIVABLES

We review our trade accounts receivables and our estimates of the allowance for doubtful accounts and contractual adjustments each period. Historically and through fiscal 2009, our billing system did not generate contractual adjustments. Consequently, contractual adjustments had been manual estimates based upon an analysis of historical experience of contractual payments from payors and the outstanding accounts receivables from payors. In July 2009, we completed the implementation of a new report that extracts data from our billing system and automatically generates the contractual adjustments based on actual contractual rates with our payors in effect at the time the service is provided to the patient. Contractual adjustments are written-off against contractual fee rates with our payors in effect when the service was provided to the patient. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. The provision for doubtful accounts includes amounts to be written-off with respect to (1) specific accounts involving customers, which are financially unstable or materially fail to comply with the payment terms of their contract and (2) other accounts based on our historical collection experience, including payor mix and the aging of patient accounts receivables balances. Receivables deemed to be uncollectible, either through a customer default on payment terms or after reasonable collection efforts have been exhausted, are fully written off against their corresponding asset account with a reduction to the allowance for doubtful accounts to the extent such an allowance was previously recorded.

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

Capitalized Internal Use Software Costs:  We capitalize the costs of computer software developed or obtained for internal use in accordance with ASC 340, “Other Assets and Deferred Costs”, (ASC 340). Capitalized computer software costs consist of purchased software licenses and implementation costs. The capitalized software costs are being amortized on a straight-line basis over a period of three to seven years.

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

Costs incurred in connection with financing activities are deferred and amortized using the effective interest method over the terms of the related debt agreements ranging from seven to ten years. Amortization of these costs is charged to interest expense in the accompanying consolidated statements of operations. During the one month ended July 31, 2007, approximately $7.6 million of deferred financing costs were adjusted as part of our revaluation of assets and liabilities in fresh-start reporting which are included in reorganization items, net in the consolidated statements of operations (see Note 2).

h.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of August 1, 2007, goodwill represented the reorganization value of the Successor in excess of the fair value of tangible and identified intangible assets and liabilities from our adoption of fresh-start reporting. We recorded approximately $110.1 million of goodwill upon Holdings’ and Insight’s emergence from bankruptcy (see Note 2). As of June 30, 2010 goodwill represented the excess in purchase price over the fair value of the assets of certain acquisitions we have made since August 1, 2007. Identified intangible assets consist primarily of our trademark, certificates of need, wholesale contracts and customer relationships. The intangible assets, excluding the wholesale contracts and customer relationships, are indefinite-lived assets and are not amortized. Wholesale contracts and customer relationships are definite-lived intangible assets and are amortized over the expected term of the respective contracts. In accordance with ASC Topic 350, “Goodwill and Other Intangible Assets” (ASC 350), the goodwill and indefinite-lived intangible asset balances are not being amortized, but instead are subject to an annual assessment of impairment by applying a fair-value based test. Wholesale contracts and customer relationships are amortized on a straight-line basis over the estimated lives of the assets.

We evaluate the carrying value of goodwill and other indefinite-lived intangible assets in the second quarter of each fiscal year. Additionally, we review the carrying amount of goodwill and other indefinite-lived intangible assets whenever events and circumstances indicate that their respective carrying amounts may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit and adverse legal or regulatory developments. At June 30, 2010, we completed an analysis of our operations and determined that there were indications of possible impairment of our indefinite lived assets including our certificates of need and our trademark due to the decline in our revenues and EBITDA in both our patient services and contract services segments during the second half of fiscal 2010. We did not note any indication of impairment of our goodwill. (see Note 10).

In evaluating goodwill, we complete the two-step impairment test as required by ASC 350. In the first of a two-step impairment test, we determine the fair value of our reporting units, which we define as fixed-site center or mobile units, using a discounted cash flow valuation model, market multiple model or appraised values, as appropriate. ASC 350 requires us to compare the fair value for the reporting unit to its carrying value on an annual basis to determine if there is potential impairment. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the goodwill with the carrying amount of that goodwill. Impairment losses, if any, are reflected in the consolidated statements of operations. We completed our annual impairment testing of our goodwill during the second quarter and determined that our goodwill was not impaired.

We assess the ongoing recoverability of our other intangible assets subject to amortization in accordance with ASC Topic 360, “Property, Plant and Equipment” or ASC 360, by determining whether the long-lived asset can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized long-lived asset will not be recovered, an adjustment is made to reduce the asset to the estimated fair value, although subject to a degree of uncertainty, are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

i.	INCOME TAXES

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

k.	NEW PRONOUNCEMENTS

FASB ASC Topic 805 “Business Combinations” formerly SFAS 141(R) (ASC 805) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in an acquisition, at their fair value as of the acquisition date. ASC 805 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC 805 did not have a material effect on our financial position or cash flows.

ASC 805 formerly FSP No. FAS 141(R)-1 is effective for contingent assets or contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on our consolidated financial statements.

FASB ASC Topic 810 “Consolidation” formerly SFAS 160 (ASC 810) establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 is effective for fiscal years beginning after December 15, 2008. On July 1, 2009 we adopted ASC 810. As of June 30, 2010, ASC 810 only effected our financial statement presentation and therefore had no impact on our consolidated financial position, results of operations or cash flows.

FASB ASC Topic 815 “Derivatives and Hedging” formerly SFAS 161 (ASC 815) requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under this topic, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted ASC 815 on January 1, 2009. As ASC 815 only requires enhanced disclosures, it had no impact on our consolidated financial statements.

FASB ASC Topic 810 “Amendments to FASB Interpretation No. 46(R)” formerly SFAS No. 167 (ASC 810) enhances the current guidance for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We are currently evaluating the impact of the adoption of ASC 810 on our consolidated financial statements.

FASB ASC Topic 105 “Generally Accepted Accounting Principles” formerly SFAS 168 (ASC 105) is the single source of authoritative Generally Accepted Accounting Principles (“GAAP”) in the United States. The previous GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance levels. The ASC 105 eliminated this hierarchy and replaced the previous GAAP with just two levels of literature: authoritative and non-authoritative. The ASC 105 was effective as of July 1, 2009.

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

Additionally, when estimating the fair value of a liability, a reporting entity is not required to make an adjustment relating to the existence of a restriction that prevents the transfer of the liability. This ASU also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments are required, are Level 1 fair value measurements under ASC Topic 820. The adoption of this standard did not have a material impact on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact of this accounting standards update on our consolidated financial position and results of operations.

5.	TRADE ACCOUNTS RECEIVABLES

Trade accounts receivables, net are comprised of the following (amounts in thousands):

	June 30,
	2010	2009

Trade accounts receivables	$41,922	$48,571
Less: Allowances for professional fees	(4,527)	(5,654)
Allowances for contractual adjustments	(11,430)	(12,919)
Allowances for doubtful accounts	(3,371)	(4,404)

Trade accounts receivables, net	$22,594	$25,594

The allowances for doubtful accounts and contractual adjustments include management’s estimate of the amounts expected to be written off on specific accounts and for write-offs on other unidentified accounts included in accounts receivables. In estimating the write-offs and adjustments on specific accounts, management relies on a combination of in-house analysis and a review of contractual payment rates from private health insurance programs or under the federal Medicare or State Medicaid programs. In estimating the allowance for unidentified write-offs and adjustments, management relies on historical experience. The amounts we will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowances for doubtful accounts and contractual adjustments in the accompanying consolidated financial statements at June 30, 2010.

We reserve a contractually agreed upon percentage at several of our fixed-site centers, averaging 14.3 percent of the accounts receivables balance from patients and third-party payors for payments to radiologists representing professional fees for interpreting the results of the diagnostic imaging procedures. Payments to radiologists are only due when amounts are received. At that time, the balance is transferred from the allowance account to a professional fees payable account.

6.	OTHER CURRENT ASSETS

Other current assets are comprised of the following (amounts in thousands):

	June 30,
	2010	2009

Prepaid expenses	$4,696	$6,789
Amounts due from our unconsolidated partnerships(1)	2,216	2,844
Other	933	355

	$7,845	$9,988

(1)	For the year ended June 30, 2010 we recorded a $0.1 million bad debt charge to write down a receivable due from an unconsolidated partnership to its estimated realizable value.

7.	ASSETS HELD FOR SALE

In June 2009, we made the decision to sell certain assets related to two fixed-site centers in Pennsylvania for an amount expected to be less than their then-current carrying amount. As a result, we recorded a non-cash impairment loss of approximately $0.7 million to write down the assets at these two fixed-site centers to their estimated realizable value of $2.7 million and reclassified the associated assets to “Assets held for sale” on our consolidated balance sheet as of June 30, 2009. The impairment loss is included in the line item “Impairment of Assets” in the consolidated statement of operations for the year ended June 30, 2009. We ceased depreciating the assets at these two fixed-site centers at the time they were classified as held for sale. In July 2009, we completed the sale of these assets for $2.7 million. We had no assets held for sale as of June 30, 2010.

The following table presents the carrying amount as of June 30, 2009 of the major classes of assets held for sale (amounts in thousands):

Other current assets	$122
Property and equipment, net	2,578

Total assets held for sale	$2,700

8.	PROPERTY AND EQUIPMENT

Property and equipment, net are stated at cost and are comprised of the following (amounts in thousands):

	June 30,
	2010	2009

Vehicles	$2,237	$1,927
Land, building and leasehold improvements	19,659	12,577
Computer and office equipment	19,599	15,370
Diagnostic and related equipment	128,907	113,149
Equipment and vehicles under capital leases	6,104	5,775
Construction in progress	8,245	10,593

	184,751	159,391
Less: Accumulated depreciation and amortization	(111,436)	(79,554)

Property and equipment, net	$73,315	$79,837

Depreciation expense was approximately $31.5 million, $44.0 million, $50.6 million and $4.4 million for the years ended June 30, 2010 and 2009, eleven months ended June 30, 2008 (Successor) and the one month ended July 31, 2007, respectively.

9.	ACQUISITIONS

In March, 2010 we acquired a controlling equity interest in a joint venture with a prominent radiology group in the Dallas/Fort Worth, Texas area. The joint venture is a fixed-site multi-modality center. The total investment was $1.8 million, of which $0.9 was paid in cash. Acquisition-related transaction costs were minimal and expensed as incurred. In accordance with ASC 805, we allocated the purchase price of this joint venture based on the fair value of the assets acquired with the residual recorded to goodwill. We considered a number of factors in performing this valuation, including the valuation of identifiable intangible assets. Goodwill and intangible assets acquired included approximately $1.0 million for customer relationships (amortized over 30 years), and $0.2 million of goodwill which we reported in our patient services business segment. The goodwill and other intangibles recognized in this transaction are deductible for tax purposes.

Insight is the majority owner of the joint venture and therefore the results of operations and the financial position of the joint venture will be consolidated with Insight. The fair value of the noncontrolling interest at acquisition was $0.5 million.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill and indefinite-lived intangible assets by segment are as follows for the years ended June 30, 2010 and 2009 (amounts in thousands):

	Goodwill			Trademark	Certificates of Need (CON)
	Contract	Patient		Contract	Contract	Patient
	Services	Services	Consolidated	Services	Services	Services	Consolidated

Predecessor
Balance at June 30, 2007	$44,172	$20,696	$64,868	$8,680	$—	$—	$—
Fresh-start reporting adjustment(1)	18,676	26,532	45,208	220	5,600	5,000	10,600

Balance at July 31, 2007	62,848	47,228	110,076	8,900	5,600	5,000	10,600

Successor
Sales of centers(2)	—	(2,671)	(2,671)	—	—	—	—
Impairment(3)	(62,848)	(44,557)	(107,405)	(1,500)	—	—	—

Balance at June 30, 2008	—	—	—	7,400	5,600	5,000	10,600
Impairment(4)	—	—	—	(2,200)	(2,400)	—	(2,400)
Disposition	—	—	—	—	—	(935)	(935)
Acquisition(5)	—	1,403	1,403	—	—	3,400	3,400
Other(6)	—	—	—	—	176	(176)	—

Balance at June 30, 2009	—	1,403	1,403	5,200	3,376	7,289	10,665
Impairment(7)	—	—	—	(1,600)	(1,236)	(1,577)	(2,813)
Disposition	—	—	—	—	—	—	—
Acquisition(8)	—	214	214	—	—	—	—
Other(9)	—	—	—	—	470	(470)	—

Balance at June 30, 2010	$—	$1,617	$1,617	$3,600	$2,610	$5,242	$7,852

(1)	See Note 2.

(2)	During the eleven months ended June 30, 2008 we sold seven fixed-site centers and our controlling interest in a joint venture that operated a fixed-site center. Goodwill associated with these centers was written-off and is included in loss on sales of centers in the consolidated statement of operations.

(3)	During the fourth quarter of fiscal 2008, we recorded goodwill impairment charges discussed below.

(4)	During the second quarter of fiscal 2009, we recorded impairment charge relating to our indefinite-lived assets discussed below.

(5)	During the fourth quarter of fiscal 2009, we acquired two fixed-site imaging centers in the Boston-metropolitan area.

(6)	During the fourth quarter of fiscal 2009, we discovered an error in the calculation of the value of our certificates of need, or CONs, for our mobile and fixed segments. We completed a quantitative and qualitative assessment of the error and determined that it was not material to either the second fiscal quarter or the fiscal year ended June 30, 2009. The adjustment of this error resulted in an increase in the value of our mobile CONs and an offsetting decrease in our fixed CONs.

(7)	During the second and fourth quarters of fiscal 2010, we recorded impairment charge relating to our indefinite-lived assets discussed below.

(8)	During the third quarter of fiscal 2010, we acquired a controlling equity interest in a joint venture with a prominent radiology group in the Dallas/Fort Worth, Texas area.

(9)	Reclassification adjustment resulting from re-defining our business segments. See Note 19.

Impairment Testing

Fiscal year 2010:  We completed our evaluation of the carrying value of our indefinite-lived intangible assets as of December 31, 2009. Our evaluation of the carrying value of intangible assets compares the fair value of the assets with their corresponding carrying value. The fair value of intangible assets is determined primarily using an income approach (see Note 23). Based on our annual evaluation of the carrying value of our indefinite-lived intangible assets in the second quarter of fiscal year 2010, we concluded that impairments had occurred and we recorded a non-cash impairment charge of $1.9 million in our contract services segment related to our trademark ($0.8 million) and our certificates of need ($0.9 million) and our patient services segment related to our certificates of need ($0.2 million). This impairment charge primarily resulted from a decline in our mobile business within our contract services segment. As of June 30, 2010, we completed an analysis of our operations and determined that there were indication of possible impairment of our indefinite lived assets including our certificates of need and our trademark due to the decline in our revenues and EBITDA in both our patient services and contract services segments during the second half of fiscal 2010. Our contract services decline primarily relates to our mobile operations. We did not note any indication of impairment of our goodwill. Accordingly, we completed a valuation of our certificates of need and trademark and recorded an impairment charge of $1.4 million for our patient services certificates of need and $0.3 million for our contract services certificates of need, and $0.8 million related to our trademark. (see Note 10)

Fiscal year 2009:  During the second quarter of fiscal 2009, we completed our annual impairment testing of indefinite-lived intangible assets and recorded a non-cash impairment charge of $4.6 million in our mobile reporting unit related to our trademark ($2.2 million) and our CONs ($2.4 million). This impairment charge primarily resulted from an increase in the discount rate used to value our indefinite-lived intangible assets as a result of the significant decline in the financial markets in the fourth calendar quarter of 2008 which led to an overall increase in discount rates for the diagnostic imaging industry. In addition to the impairment charge related to our certificates of need in our mobile reporting unit, our sale of a fixed-site center in Tennessee in November 2008 included a certificate of need with an estimated value of approximately $0.9 million, which was eliminated upon closing of the sale.

Fiscal year 2008:  During the fourth quarter of fiscal 2008, as a result of our continued declining performance and the declining market values of both our common stock and floating rate notes, we determined that an interim impairment analysis of the fair value of our then two reporting units (mobile and fixed) should be performed in accordance with ASC 350 “Accounting for Business Combinations, Goodwill, and Other Intangible Assets” using a discounted cash flow model and a market multiples model. We completed our analysis of the fair value of our reporting units utilizing the assistance of an independent valuation firm. Our analysis of the fair value of our reporting units incorporated the use of a three-year plus terminal value discounted cash flow valuation model, among other valuation methods. The starting point in our discounted cash flow valuation model was our actual financial results for fiscal 2008. The assumptions used in our discounted cash flow valuation model included the following: (i) market attrition rates applied to revenue ranged from 4.6% to 4.0% in our mobile reporting unit and ranged from 11.4% to 0.0% in our fixed reporting unit; and (ii) operating profit margins ranged from 14.3% to 24.6% in our mobile reporting unit and from 13.1% to 14.1% in our fixed reporting unit. These market attrition rates and operating profit margins reflective of the current general economic pressures now impacting us and the overall diagnostic imaging services industry.

Based on our analysis of the fair value of our reporting units, we concluded that impairments had occurred and we recorded a non-cash goodwill impairment charge of approximately $107.4 million related to our reporting units (approximately $44.6 million for our fixed reporting unit and approximately $62.8 million for our mobile reporting unit). We also recorded a non-cash impairment charge in our mobile reporting unit related to one of our indefinite-lived intangible assets (trademark) of approximately $1.5 million. Additionally, in accordance with ASC 360 “Impairment or Disposal of Long-Lived Assets”, we considered whether there were any impairments of other long-lived assets included in the fixed and mobile asset groups. We compared projected undiscounted cash flows for each of the asset groups to the carrying value of the assets, including amortized wholesale contracts and depreciable property and equipment. In each case, the carrying value of the asset groups exceeded the undiscounted cash flows. Therefore, the carrying value of the long-lived assets included in the asset groups were compared to their estimated fair values, resulting in a non-cash impairment charge of approximately $7.1 million related to wholesale contracts in our mobile reporting unit.

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

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets (amounts in thousands):

	June 30, 2010		June 30, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization

Amortized intangible assets:
Wholesale contracts	$7,800	$4,550	$7,800	$2,990
Customer relationships(1)	3,800	117	2,800	—

Total	$11,600	$4,667	$10,600	$2,990

(1)	During the third quarter of fiscal 2010, we acquired an equity interest in a joint venture with a prominent radiology group in the Dallas/Fort Worth, Texas area. See Note 9 — Acquisitions.

Other intangible assets are amortized on a straight-line method using the following estimated useful lives:

Wholesale contracts	5 years
Customer relationships	30 years

Amortization of intangible assets was approximately $1.7 million, $1.6 million, $3.0 million and $0.1 million for the year ended June 30, 2010, the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor) and the one month ended July 31, 2007, respectively.

Estimated amortization expense for the years ending June 30, are as follows (amounts in thousands):

2011	$1,683
2012	1,683
2013	253
2014	123
2015	123
Thereafter	3,069

11.	ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES

Accounts payable and other accrued expenses are comprised of the following (amounts in thousands):

	June 30,
	2010	2009

Accounts payable	$2,126	$4,664
Accrued equipment related costs	1,487	1,717
Accrued payroll and related costs	10,200	10,737
Accrued interest expense	2,798	3,639
Accrued professional and legal fees	1,646	2,015
Asset retirement obligations & other center closure costs	779	1,483
Accrued interest rate collar obligation	212	2,528
Deferred revenue	440	737
Other accrued expenses	5,587	8,517

	$25,275	$36,037

12.	NOTES PAYABLE

Notes payable are comprised of the following (amounts in thousands):

	June 30,
	2010	2009

Senior secured floating rate notes payable (floating rate notes), bearing interest at three month LIBOR plus 5.25% (5.59% and 6.28% at June 30, 2010 and 2009, respectively), interest payable quarterly, principal due in November 2011. At June 30, 2010 and 2009, the fair value of the notes was approximately $123.3 million and $124.0 million, respectively	$293,500	$293,500
Other notes payable	1,135	630

Total notes payable	294,635	294,130
Less: Unamortized discount on floating rate notes	(8,282)	(14,162)
Less: Current portion	(154)	(242)

Long-term notes payable	$286,199	$279,726

Through Insight, we had outstanding $293.5 million of aggregate principal amount of senior secured floating rate notes due 2011, (floating rate notes), as of June 30, 2010. The floating rate notes mature in November 2011 and bear interest at three month LIBOR plus 5.25% per annum, payable quarterly. As of June 30, 2010, the interest rate on the floating rate notes was 5.59%. If prior to the maturity of the floating rate notes, we elect to redeem the floating rate notes or are otherwise required to make a prepayment with respect to the floating rate notes for which a redemption price is not otherwise specified in the indenture, regardless of whether such prepayment is made voluntarily or mandatorily, as a result of acceleration upon the occurrence of an event of default or otherwise, we are required to pay 102% of the principal amount plus accrued and unpaid interest. An open-market purchase of floating rate notes would not require a prepayment price at the foregoing rates. In addition, the indenture provides that if there is a change of control, we will be required to make an offer to purchase all outstanding floating rate notes at a price equal to 101% of their principal amount plus accrued and unpaid interest. The indenture provides that a change of control includes, among other things, if a person or group becomes directly or indirectly the beneficial owner of 35% or more of Holdings’ common stock. The fair value of the floating rate notes as of June 30, 2010 was approximately $123.3 million based on the quoted market price on that date.

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

Through certain of Insight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $30 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent. As of June 30, 2010, we had approximately $12.8 million of availability under the credit facility, based on our borrowing base. As a result of our current fixed charge coverage ratio, $5.3 million of the $12.8 million of availability under the borrowing base would be restricted in the event that our liquidity, as defined in the credit facility agreement, falls below the $7.5 million. Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR plus 2.5%, or, at our option, the base rate (which is the Bank of America, N.A. prime rate); however, the applicable margin will be adjusted in accordance with a pricing grid based on our fixed charge coverage ratio, and will range from 2.0% to 2.5% per annum. In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no other financial covenants included in the credit facility, except a fixed charge coverage ratio as discussed above. At June 30, 2010, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $1.6 million outstanding under the credit facility. The credit facility agreement also contains customary borrowing conditions, including a material adverse effect provision. If we were to experience a material adverse effect, as defined by our credit facility agreement, we would be unable to borrow under the credit facility. On September 10, 2010, we entered into the First Amendment to our Second Amended and Restated Loan and Security Agreement. The opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We will not be able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result, we will not be in compliance with the revolving credit facility. We have executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the default under the agreement and allow us full access to the revolver until December 1, 2010. If we have not remedied this noncompliance by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder to become immediately due and payable and any outstanding letters of credit, currently $1.6 million, would need to be cash collateralized. The amendment reduces the total facility size from $30 million to $20 million and reduces the letter of credit limit from $15 million to $5 million and also increases our interest rate on outstanding borrowings to prime + 2.75% or Libor + 3.75% at our discretion. The unused line fee is increased to 0.75%. We paid a $ 50,000 one-time fee upon execution of the amendment.

The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

Scheduled maturities of notes payable at June 30, 2010, are as follows for the fiscal years ending (amounts in thousands):

2011	$154
2012	293,665
2013	177
2014	172
2015	156
Thereafter	311

$294,635

13.	LEASE OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

We lease diagnostic equipment, certain other equipment and our office and imaging facilities under various capital and operating leases. Future minimum scheduled rental payments required under these noncancelable leases at June 30, 2010 are as follows for the fiscal years ending (amounts in thousands):

	Capital	Operating

2011	$1,517	$13,845
2012	1,484	10,508
2013	807	5,728
2014	81	2,829
2015	—	1,191
Thereafter	—	1,615

Total minimum lease payments	3,889	$35,716

Less: Amounts representing interest	(406)

Present value of capital lease obligations	3,483
Less: Current portion	(1,279)

Long-term capital lease obligations	$2,204

The Company has entered into agreements with certain vendors over a seven year period of time, beginning on September 1, 2007 and ending on August 31, 2014, in the amount of approximately $1.4 million per month.

Accumulated depreciation on assets under capital leases was $1.9 million and $2.2 million at June 30, 2010 and 2009, respectively.

Rental expense for diagnostic equipment and other equipment for the year ended June 30, 2010, the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor) and the one month ended July 31, 2007, was $10.6 million, $11.0 million, $9.2 million and $0.8 million, respectively.

We occupy facilities under lease agreements expiring through October 2017. Some of these lease agreements may include provisions for an increase in lease payments based on the Consumer Price Index or scheduled increases based on a guaranteed minimum percentage or dollar amount. Rental expense for these facilities for the year ended June 30, 2010, the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor) and the one month ended July 31, 2007, was $6.0 million, $8.1 million, $7.9 million and $0.7 million, respectively.

On January 5, 2010, Holdings, InSight and InSight Health Corp., a wholly-owned subsidiary of InSight, were served with a complaint filed in the Los Angeles County Superior Court alleging claims on behalf of current and former employees. In Kevin Harold and Denise Langhoff, on their own behalf and on behalf of others similarly situated v. InSight Health Services Holdings Corp., et al., the plaintiffs allege violations of California’s wage, overtime, meal period, break time and business practice laws and regulations. Plaintiffs seek recovery of unspecified economic damages, statutory penalties, punitive damages, interest, attorneys’ fees and costs of suit. We are currently evaluating the allegations of the complaint and are unable to predict the likely timing or outcome of this lawsuit. In the meantime we intend to vigorously defend this lawsuit

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business and have insurance policies covering such potential insurable losses where such coverage is cost-effective. We believe that the outcome of any such lawsuits will not have a material adverse impact on our financial condition and results of operations.

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

On April 14, 2008, each of the Company’s non-employee directors was granted options under the Director Plan to purchase (i) 16,008 shares of Holdings’ common stock at an exercise price of $1.01 per share and (ii) 16,008 shares of Holdings’ common stock at an exercise price of $1.16 per share. Each set of options becomes exercisable in increments of 1/3rd (5,336 per set) on December 31, 2008, December 31, 2009 and December 31, 2010. As of June 30, 2010, options to purchase 192,096 shares of Holdings’ common stock were outstanding under this plan.

On August 19, 2008, we granted options under the Employee Plan to purchase 447,000 shares of our common stock to certain of our officers at an exercise price of $0.36 per share. On November 11, 2008, we granted options under the Employee Plan to purchase 140,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share. In November, 2009, we entered into a separation agreement with one of our officers, which resulted in the cancellation of options to purchase 70,000 shares of common stock. On December 17, 2009, we granted options under the Employee Plan to purchase 95,000 shares of our common stock to certain other officers at an exercise price of $0.14 per share. On March 31, 2010, we granted options under the Employee Plan to purchase 40,000 shares of our common stock to certain other officers at an exercise price of $0.15 per share. In April, 2010, one of our officers was voluntarily terminated, which resulted in the cancellation of options to purchase 55,000 shares of common stock. As of June 30, 2010, options to purchase 597,000 shares of Holdings’ common stock were outstanding under the Employee Plan.

The options granted under the Employee Plan expire ten years from the date of grant, and will vest and become exercisable if, and only if, a refinancing event (as defined in the option agreements) is achieved prior to the expiration of the options. Management has determined that such a financing event, is currently not probable. If a financing event were to become probable, the expense recorded related to the options that would immediately vest, would be minimal.

A summary of the status of options for shares of Holdings’ common stock at June 30, 2010, 2009 and 2008 and changes during the periods is presented below:

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)

Successor
Outstanding, August 1, 2007	—	—	—
Granted	192,096	1.09	1.01

Outstanding, June 30, 2008	192,096	1.09	1.01	9.83
Granted	587,000	0.31	0.31

Outstanding, June 30, 2009	779,096	0.50	0.48	8.95
Granted	135,000	0.15	0.14	9.85
Forfeited	(125,000)	0.14	0.15	9.17

Outstanding, June 30, 2010	789,096	0.50	0.48	8.18

Exercisable at June 30, 2008	—	—
Exercisable at June 30, 2009	64,032	1.09
Exercisable at June 30, 2010	128,064	1.09

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)

Predecessor
Outstanding, June 30, 2007	124,830	111.85	42.13
Forfeited	(124,830)	111.85	42.13

Outstanding, July 31, 2007	—	—	$—

Exercisable at June 30, 2007	46,010	92.56

Of the options outstanding at June 30, 2010, the characteristics are as follows:

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life

$0.15	$0.15	—	40,000	9.5 years
0.14	0.14	—	40,000	9.5 years
0.15	0.15	—	70,000	8.42 years
0.36	0.36	—	447,000	8.17 years
1.01	1.01	64,032	96,048	7.83 years
1.16	1.16	64,032	96,048	7.83 years

		128,064	789,096

Share-based compensation

We account for share-based compensation under ASC 718. We recognized approximately $0.1 million of compensation expense related to stock options in the consolidated statements of operations each of the year ended June 30, 2010, the year ended June 30, 2009, and the eleven months ended June 30, 2008. There were no options or other forms of share-based payment granted during the one month ended July 31, 2007 and no amounts of share-based compensation expense was recognized in the consolidated statements of operations for such period.

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

Year Ended
June 30,
Assumptions	2010

Weighted average extimated fair value per option granted	$1.01
Risk-free interest rate	2.16%
Volatility	113.00%
Expected dividend yield	0.00%
Estimated life	10.00 years

15.	INCOME TAXES

The provision for income taxes includes income taxes currently payable and those deferred because of temporary differences between the consolidated financial statements and tax bases of assets and liabilities. The provision for income taxes for the year ended June 30, 2010, the year ended June 30, 2009 and eleven months ended June 30, 2008 (Successor) and the one month ended July 31, 2007 is as follows (amounts in thousands):

	Successor			Predecessor
	Year	Year	Eleven Months	One Month
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	July 31,
	2010	2009	2008	2007
Current provision:
Federal	$—	$—	$—	$—
State	(502)	110	(72)	62

	(502)	110	(72)	62

Deferred taxes arising from temporary differences:
Federal	(1,288)	(1,429)	(2,059)	(11)
State	(42)	(333)	122	11

Total deferred taxes arising from temporary differences	(1,330)	(1,762)	(1,937)	—

Total (benefit) provision for income taxes	$(1,832)	$(1,652)	$(2,009)	$62

A reconciliation between the statutory federal income tax rate and our effective income tax rate is as follows:

	Successor			Predecessor
	Year	Year	Eleven Months	One Month
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	July 31,
	2010	2009	2008	2007
Federal statutory tax rate	34.00%	34.0%	34.0%	34.0%
State income taxes	8.5	(1.1)	—	—
Permanent items and Other	0.0	(0.8)	—	—
Impairment of goodwill and other intangible assets	—	—	1.1	—
Changes in valuation allowance	(38.9)	(24.4)	(33.9)	(34.0)
Contingency Reserves	2.0	—	—	—

Net effective tax rate	5.6%	7.7%	1.1%	—%

The effective tax rate for 2010 is 5.6 percent compared to 7.7 percent for 2009. The change in the effective tax rate from the statutory rate in 2010 is primarily driven by permanent differences, the valuation allowance on deferred tax assets, the reduction of deferred income tax liabilities due to the impairment of intangible assets, and the favorable reduction of tax contingencies with various state jurisdictions. In addition, the state tax rate for 2010 is higher due to a change in the statutory rate due to changes in the company’s apportionment. The entire amount of the change in the effective state rate on the deferred tax assets was offset by a similar change in the valuation allowance.

The components of our net deferred tax liability (including current and non-current portions) as of June 30, 2010 and 2009, respectively, which arise due to timing differences between financial and tax reporting and net operating loss, or NOL, carryforwards are as follows (amounts in thousands):

	June 30,
	2010	2009

Accrued expenses	$1,408	$1,756
Property and equipment	(2,802)	(780)
Other intangible assets	17,034	9,541
Reserves	1,839	1,542
Investments in partnerships	710	6,143
State income taxes	—	346
NOL carryforwards	61,739	52,180
Other	127	102

Net deferred asset	80,055	70,830
Valuation allowance	(85,517)	(77,622)

	$(5,462)	$(6,792)

As of June 30, 2010, we had federal net operating loss, or NOL, carryforwards of $161.7 million and various state NOL carryforwards. These NOL carryforwards expire between 2010 and 2030. On August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness for Holdings and Insight became effective. Future utilization of NOL carryforwards will be limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred. Approximately $105.8 million of the NOL is subject to a limitation as a result of the change of ownership that occurred on August 1, 2007. The annual limitation from 2008 through 2012 is $9.7 million and from 2013 through 2027 is $3.2 million.

A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized. Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2010, 2009, 2008 and 2007 and (3) the available evidence, management determined that it is more likely than not that the net deferred tax assets will not be realized. Consequently, we have a full valuation allowance against such net deferred tax assets. In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of $5.5 million after application of the valuation allowance as of June 30, 2010. The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. Future reversals of this valuation allowance recorded will be recorded as an income tax benefit.

On July 1, 2007, we adopted ASC 740 “Income Taxes” formerly the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 an interpretation of FASB Statement No. 109 (ASC 740). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in the tax return. The liability for income taxes associated with uncertain tax positions was $0.7 and $1.4 million as of June 30, 2010 and June 30, 2009, respectively, and is included in other long-term liabilities. This amount, if not required, would favorably affect our effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. For the year ended June 30, 2010, we recognized a tax benefit of $0.7 million associated with the uncertain tax positions due to the expiration of certain state jurisdictions’ statute of limitations. As of June 30, 2010, all material federal and state income tax matters have been concluded through June 30, 2004.

16.	RETIREMENT SAVINGS PLAN

Insight has a 401(k) Savings Plan which is available to all eligible employees, pursuant to which Insight previously had matched a percentage of employee contributions. In the fourth quarter of fiscal 2009, Insight decided to change the match from a mandatory match to a discretionary match. Insight contributed approximately

$1.0 million, $1.4 million and $0.1 million for the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor) and the one month ended July 31, 2007.

17.	INVESTMENTS IN AND TRANSACTIONS WITH PARTNERSHIPS

We have a minority ownership interests in six partnerships or limited liability companies, which we refer to as partnerships, at June 30, 2010, four of which operate fixed-site centers and two of which operate mobile facilities. We own between 24% and 50% of these partnerships, and provide certain management services pursuant to contracts or as a managing general partner. These partnerships are accounted for under the equity method.

Set forth below is certain financial data of these partnerships (amounts in thousands):

	June 30,
	2010	2009

Combined financial position:
Current assets:
Cash	$4,206	$4,267
Trade accounts receivables, net	4,026	3,659
Due from Insight	20	132
Other	155	111
Property and equipment, net	3,561	2,305
Other assets	400	400
Intangible assets, net	1,000	—

Total assets	13,368	10,874
Current liabilities	(1,888)	(1,587)
Due to Insight	(2,352)	(2,976)
Long-term liabilities	(2,181)	(337)

Net assets	$6,947	$5,974

Set forth below are the combined operating results of the partnerships and our equity in earnings of the partnerships (amounts in thousands):

	Successor			Predecessor
	Year	Year	Eleven Months	One Month
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	July 31,
	2010	2009	2008	2007
Operating Results:
Revenues	$30,362	$24,466	$24,940	$2,159
Expenses	24,598	19,117	20,133	1,730

Net income	$5,764	$5,349	$4,807	$429

Equity in earnings of unconsolidated partnerships	$2,358	$2,642	$1,891	$174

18.	RELATED PARTY TRANSACTIONS

None.

19.	SEGMENT INFORMATION

Effective July 1, 2009, we redefined the business segments based on how our chief operating decision maker views the businesses and assesses the performance of our business managers. We now have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided. Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. We internally handle the billing and collections for our contract services at relatively low cost, and we do not bear the direct risk of collections from third party-payors or patients. Patient services consist of centers (primarily fixed sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid and health maintenance organizations, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Dell Perot Systems, and we bear the direct risk of collections from third-party payors and patients. We allocate corporate overhead, depreciation related to our billing system and income taxes to other operations. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. We refer to this revenue as generated from our solutions business. Other operations include all unallocated corporate expenses. We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands):

Successor	Patient Services	Contract Services	Other Operations	Consolidated

Year ended June 30, 2010
Total revenues	$92,898	$96,066	$1,974	$190,938
Equipment leases	2,150	8,491	—	10,641
Depreciation and amortization	12,473	18,424	2,322	33,219
Total costs of operations	92,436	80,611	3,059	176,106
Corporate operating expenses	—	—	(20,191)	(20,191)
Equity in earnings of unconsolidated partnerships	1,790	568	—	2,358
Interest expense, net	(471)	(580)	(24,548)	(25,599)
Gain on sales of centers	118	—	—	118
Impairment of other long-lived assets	(1,577)	(2,837)	—	(4,414)
Income (loss) before income taxes	322	12,606	(45,824)	(32,896)
Net Change in property and equipment	13,147	13,759	(1,885)	25,021

Successor	Patient Services	Contract Services	Other Operations	Consolidated

Year ended June 30, 2009
Total revenues	$110,557	$115,055	$2,170	$227,782
Equipment leases	1,896	9,023	31	10,950
Depreciation and amortization	16,777	25,793	3,014	45,584
Total costs of operations	113,264	97,050	3,732	214,046
Corporate operating expenses	—	—	(21,564)	(21,564)
Equity in earnings of unconsolidated partnerships	2,040	602	—	2,642
Interest expense, net	(1,203)	(1,345)	(27,616)	(30,164)
Gain on purchase of notes payable	—	—	12,065	12,065
Gain on sales of centers	7,885	—	—	7,885
Impairment of other long-lived assets	(708)	(4,600)	—	(5,308)
Income (loss) before income taxes	5,307	12,662	(38,677)	(20,708)
Net Change in property and equipment	(4,434)	9,898	4,714	10,178

Successor	Patient Services	Contract Services	Other Operations	Consolidated

Eleven months ended June 30, 2008:
Total revenues	$128,519	$110,476	$1,749	$240,744
Equipment leases	1,649	7,597	—	9,246
Depreciation and amortization	22,900	27,179	3,619	53,698
Total costs of operations	130,963	99,210	4,236	234,409
Corporate operating expenses	—	—	(25,744)	(25,744)
Equity in earnings of unconsolidated partnerships	1,741	150	—	1,891
Interest expense, net	(2,150)	(2,313)	(28,017)	(32,480)
Gain on sales of centers	(644)	—	—	(644)
Impairment of goodwill	—	—	(107,405)	(107,405)
Impairment of other long-lived assets	—	—	(12,366)	(12,366)
Income (loss) before income taxes	(3,497)	9,103	(176,019)	(170,413)
Net Change in property and equipment	4,463	1,093	2,704	8,260

Predecessor	Patient Services	Contract Services	Other Operations	Consolidated

One month ended July 31, 2007:
Total revenues	$11,882	$10,125	$180	$22,187
Equipment leases	113	647	—	760
Depreciation and amortization	1,831	2,286	351	4,468
Total costs of operations	11,803	8,095	413	20,311
Corporate operating expenses	—	—	(1,678)	(1,678)
Equity in earnings of unconsolidated partnerships	174	—	—	174
Interest expense, net	(242)	(290)	(2,386)	(2,918)
Income (loss) before income taxes	11	1,740	(4,297)	(2,546)
Net Change in property and equipment	—	—	—	—

20.	HEDGING ACTIVITIES

We account for hedging activities in accordance with ASC Topic 815, and we formally document our hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge. We also formally assess, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are highly effective in offsetting the changes in either the fair value or cash flows of the hedged item.

We had an interest rate hedging agreement with Bank of America, N.A. which effectively provided us with an interest rate collar. The notional amount to which the agreement applied was $190 million, and it provided for a LIBOR cap of 3.25% and a LIBOR floor of 2.59% on that amount. Our obligations under the agreement were secured on a pari passu basis by the same collateral that secures our credit facility, and the agreement was cross-defaulted to our credit facility. This agreement expired on February 1, 2010.

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

21.	COMPREHENSIVE (LOSS) INCOME

Comprehensive loss consisted of the following components for the year ended June 30, 2010, the year ended June 30, 2009, eleven months ended June 30, 2008 (Successor) and the one month ended July 31, 2007, respectively (amounts in thousands):

	Successor			Predecessor
	Year	Year	Eleven Months	One Month
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	July 31,
	2010	2009	2008	2007
Net (loss) income	$(31,802)	$(19,754)	$(169,185)	$196,326
Unrealized gain (loss) attributable to change in fair value of interest rate contracts	2,316	(3,529)	1,001	—

Comprehensive (loss) income	$(29,486)	$(23,283)	$(168,184)	$196,326

22.	(LOSS) INCOME PER COMMON SHARE

We report basic and diluted earnings per share, or EPS, for our common stock. Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period. Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options. There were no adjustments to net (loss) income (the numerator) for purposes of computing EPS. Due to the net losses reported for the years ended June 30, 2010 and 2009 and eleven months ended June 30, 2008 (Successor) and that no stock options were dilutive for the one month ended July 31, 2007 (Predecessor), the calculation of diluted EPS is the same as basic EPS.

23.	FAIR VALUE MEASUREMENTS

We adopted ASC 820 upon Holdings and Insight emerging from bankruptcy. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Assets and liabilities measured at fair value on a recurring basis consist of an interest rate hedge contract, which is included in accounts payable and other accrued expenses (amounts in thousands):

Fair Value Measurements Using
		Quoted Price	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Amount	(Level 1)	(Level 2)	(Level 3)(1)	Technique

Balance at June 30, 2010:
Interest rate cap — liability position	$212	$—	$212	$—	(c	)
Balance at June 30, 2009:
Interest rate collar — liability position	2,528	—	2,528	—	(c	)

Assets and liabilities measured at fair value in connection with our annual evaluation of indefinite-lived intangible assets during the second quarter of fiscal 2010 and 2009 (amounts in thousands):

		Fair Value Measurements Using
		Quoted Price	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs	Valuation
	Amounts	(Level 1)	(Level 2)	(Level 3)(1)	Technique

Balance as of December 31, 2009
Indefinite-lived intangible assets(2)	$13,916	$—	$—	$13,916	(c	)
Goodwill	1,403	—	—	1,403	(c	)
Balance as of December 31, 2008
Indefinite-lived intangible assets(2)	12,465	—	—	12,465	(c	)
Trademarks	—	—	—	—	(c	)

As of June 30, 2010, we completed an analysis of our operations and determined that there were indication of possible impairment of our indefinite lived assets including our certificates of need and our trademark due to the decline in our revenues and EBITDA in both our patient services and contract services segments during the second half of fiscal 2010.

Assets and liabilities measured at fair value in conjunction with this analysis as of June 30, 2010 (amounts shown in thousands):

Fair Value Measurements Using
		Quoted Price	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs	Valuation
	2010	(Level 1)	(Level 2)	(Level 3)(1)	Technique

Indefinite-lived intangible assets	$11,452	$—	$—	$11,452	(c	)
Goodwill	1,617	—	—	1,617	(c	)

Assets and liabilities measured at fair value in connection with our adoption of fresh-start reporting (amounts in thousands):

		Fair Value Measurements Using
		Quoted Price	Significant	Significant
		in Active	Other	Other
		Markets for	Observable	Unobservable
	August 1,	Identical Assets	Inputs	Inputs	Total	Valuation
	2007	(Level 1)	(Level 2)	(Level 3)(1)	Gain (Loss)	Technique

Property and equipment	$158,640	$—	$—	$158,640	$18,295	(b	)
Investments in partnerships	11,227	—	—	11,227	7,698	(b	)(c)
Interest rate cap contract	144	144	—	—	(11)	(a	)
Indefinite-lived intangible assets(2)	19,500	—	—	19,500	(4,931)	(c	)
Definite-lived intangible assets(2)	16,500	—	—	16,500	10,820	(c	)
Floating rate notes	289,800	289,800	—	—	21,981	(a	)
Capital lease obligations and other
notes payable	7,536	—	7,536	—	—	(b	)

(1)	These valuations were based on the present value of future cash flows for specific assets derived from our projections of future revenues, cash flows and market conditions. These cash flows were then discounted to their present value using a rate of return that considers the relative risk of not realizing the estimated annual cash flows and time value of money (see Note 4).

(2)	Note 10.

24.	RESULTS OF QUARTERLY OPERATIONS (unaudited)

	Successor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Amounts in thousands, except per share data)

2010:
Revenues	$50,141	$47,612	$46,359	$46,826	$190,938
Costs of operations	45,392	43,610	43,191	43,913	176,106
Net loss	(6,326)	(8,437)	(5,932)	(10,369)	(31,064)
Net loss attributable to Holdings	(6,592)	(8,556)	(6,057)	(10,597)	(31,802)
Basic and diluted net loss per common share	(0.76)	(0.99)	(0.70)	(1.23)	(3.68)

	Successor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Amounts in thousands, except per share data)

2009:
Revenues	$62,585	$58,746	$53,206	$53,245	227,782
Costs of operations	57,848	56,474	49,772	49,952	214,046
Net loss	(6,965)	(6,667)	(3,242)	(2,182)	(19,056)
Net loss attributable to Holdings	(7,229)	(6,773)	(3,406)	(2,346)	(19,754)
Basic and diluted net loss per common share	(0.84)	(0.78)	(0.39)	(0.27)	(2.29)

25.	SUBSEQUENT EVENTS

In July 2010, we completed our acquisition of eight fixed-site centers in the Phoenix, Arizona, El Paso, Texas, and Las Cruces, New Mexico areas from MedQuest Associates (MedQuest), a subsidiary of Novant Health for a total purchase price of $8.5 million. In a separate transaction, we agreed to sell certain assets in our contract services segment for $9.2 million to MedQuest. Both transactions are funded entirely by cash with each party paying the gross purchase price for each transaction to the other. As of June 30, 2010, acquisition-related transaction costs were $0.1 million. We will finalize our allocation of the purchase price to the acquired assets by the end of the first quarter of fiscal 2011.

26.	SUPPLEMENTAL CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Holdings and all of Insight’s wholly owned subsidiaries, or guarantor subsidiaries, guarantee Insight’s payment obligations under the floating rate notes (see Note 12). These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” We account for investment in Insight and its subsidiaries under the equity method of accounting. Dividends from Insight to Holdings are restricted under the agreements governing our material indebtedness. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2010

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Successor)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$6,706	$2,350	$—	$9,056
Trade accounts receivables, net	—	—	19,999	2,595	—	22,594
Other current assets	—	—	7,689	156	—	7,845
Intercompany accounts receivable	37,617	285,318	2,892	—	(325,827)	—

Total current assets	37,617	285,318	37,286	5,101	(325,827)	39,495
Assets held for sale	—	—	—	—	—	—
Property and equipment, net	—	—	67,379	5,936	—	73,315
Cash, restricted	—	—	319	—	—	319
Investments in partnerships	—	—	7,254	—	—	7,254
Investments in consolidated subsidiaries	(220,952)	(220,952)	6,168	—	435,736	—
Other assets	—	—	296	—	—	296
Goodwill and other intangible assets, net	—	—	15,142	4,860	—	20,002

	$(183,335)	$64,366	$133,844	$15,897	$109,909	$140,681

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$487	$946	$—	$1,433
Accounts payable and other accrued expenses	—	—	24,153	1,122	—	25,275
Intercompany accounts payable	—	—	322,934	2,893	(325,827)	—

Total current liabilities	—	—	347,574	4,961	(325,827)	26,708
Notes payable and capital lease obligations, less current portion	—	285,318	996	2,089	—	288,403
Other long-term liabilities	—	—	6,226	—	—	6,226
Total stockholders’ equity (deficit) attributable to InSight Health Services	(183,335)	(220,952)	(220,952)	6,168	435,736	(183,335)
Noncontrolling interest	—	—	—	2,679	—	2,679

Total stockholders’ equity (deficit)	(183,335)	(220,952)	(220,952)	8,847	435,736	(180,656)

	$(183,335)	$64,366	$133,844	$15,897	$109,909	$140,681

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2009

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Successor)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$17,443	$2,197	$—	$19,640
Trade accounts receivables, net	—	—	23,429	2,165	—	25,594
Other current assets	—	—	9,766	222	—	9,988
Intercompany accounts receivable	37,544	291,403	3,101	—	(332,048)	—

Total current assets	37,544	291,403	53,739	4,584	(332,048)	55,222
Assets held for sale			2,700			2,700
Property and equipment, net	—	—	74,820	5,017	—	79,837
Cash, restricted	—	—	6,488	—	—	6,488
Investments in partnerships	—	—	6,791	—	—	6,791
Investments in consolidated subsidiaries	(191,466)	(203,532)	4,308	—	390,690	—
Other assets	—	—	208	—	—	208
Goodwill and other intangible assets, net	—	—	21,233	3,645	—	24,878

	$(153,922)	$87,871	$170,287	$13,246	$58,642	$176,124

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$732	$978	$—	$1,710
Accounts payable and other accrued expenses	—	—	35,380	657	—	36,037
Intercompany accounts payable	—	—	328,948	3,100	(332,048)	—

Total current liabilities	—	—	365,060	4,735	(332,048)	37,747
Notes payable and capital lease obligations, less current portion	—	279,337	559	2,419	—	282,315
Other long-term liabilities	—	—	8,200	—	—	8,200
Total stockholders’ equity (deficit) attributable to InSight Health
Services Holdings Corp	(153,922)	(191,466)	(203,532)	4,308	390,690	(153,922)
Noncontrolling interest	—	—	—	1,784	—	1,784

Total stockholders’ equity (deficit)	(153,922)	(191,466)	(203,532)	6,092	390,690	(152,138)

	$(153,922)	$87,871	$170,287	$13,246	$58,642	$176,124

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2010

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Elimination	Consolidated
	(Amounts in thousands)
	(Successor)

Total revenues	$—	$—	$173,023	$17,915	$—	$190,938
Costs of services	—	—	116,586	11,270	—	127,856
Provision for doubtful accounts	—	—	3,687	703	—	4,390
Equipment leases	—	—	9,780	861	—	10,641
Depreciation and amortization	—	—	30,711	2,508	—	33,219

Total costs of operations	—	—	160,764	15,342	—	176,106

Corporate operating expenses	(73)	—	(20,118)	—	—	(20,191)
Equity in earnings of unconsolidated partnerships	—	—	2,358	—	—	2,358
Interest expense, net	—	—	(25,340)	(259)	—	(25,599)
Gain on sales of centers	—	—	118	—	—	118
Gain on purchase of notes payable	—	—	—	—	—	—
Impairment of long-lived assets	—	—	(4,414)	—	—	(4,414)

Income (loss) before income taxes	(73)	—	(35,137)	2,314	—	(32,896)
Benefit for income taxes	—	—	(1,832)	—	—	(1,832)

Income (loss) before equity in loss of consolidated subsidiaries	(73)	—	(33,305)	2,314	—	(31,064)
Equity in income (loss) of consolidated subsidiaries	(31,729)	(31,729)	1,576	—	61,882	—

Net income (loss)	(31,802)	(31,729)	(31,729)	2,314	61,882	(31,064)
Less: net income attributable to noncontrolling interests	—	—	—	738	—	738

Net loss attributable to InSight Health Services Corp	$(31,802)	$(31,729)	$(31,729)	$1,576	$61,882	$(31,802)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED JUNE 30, 2009

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(Amounts in thousands)
			(Successor)

Total revenues	$—	$—	$202,919	$24,863	$—	$227,782
Costs of services	—	—	137,656	15,835	—	153,491
Provision for doubtful accounts	—	—	3,219	802	—	4,021
Equipment leases	—	—	9,626	1,324	—	10,950
Depreciation and amortization	—	—	41,520	4,064	—	45,584

Total costs of operations	—	—	192,021	22,025	—	214,046

Corporate operating expenses	(73)	—	(21,491)	—	—	(21,564)
Equity in earnings of unconsolidated partnerships	—	—	2,642	—	—	2,642
Interest expense, net	—	—	(29,712)	(452)	—	(30,164)
Gain on sales of centers	—	—	7,885	—	—	7,885
Gain on purchase of notes payable	—	12,065	—	—	—	12,065
Inpairment of long-lived assets	—	—	(5,308)	—	—	(5,308)

Income (loss) before income taxes	(73)	12,065	(35,086)	2,386	—	(20,708)
Benefit for income taxes	—	—	(1,652)	—	—	(1,652)

Income (loss) before equity in loss of consolidated subsidiaries	(73)	12,065	(33,434)	2,386	—	(19,056)
Equity in income (loss) of consolidated subsidiaries	(19,681)	(31,746)	1,688	—	49,739	—

Net income (loss)	(19,754)	(19,681)	(31,746)	2,386	49,739	(19,056)
Less: net income attributable to noncontrolling interests	—	—	—	698	—	698

Net loss attributable to InSight Health Services Corp	$(19,754)	$(19,681)	$(31,746)	$1,688	$49,739	$(19,754)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(Amounts in thousands) (Successor)

Total revenues	$—	$—	$209,907	$30,837	$—	$240,744
Costs of services	—	—	145,103	20,572	—	165,675
Provision for doubtful accounts	—	—	4,278	1,512	—	5,790
Equipment leases	—	—	7,919	1,327	—	9,246
Depreciation and amortization	—	—	46,817	6,881	—	53,698

Total costs of operations	—	—	204,117	30,292	—	234,409

Corporate operating expenses	—	—	(25,744)	—	—	(25,744)
Equity in earnings of unconsolidated partnerships	—	—	1,891	—	—	1,891
Interest expense, net	—	—	(31,888)	(592)	—	(32,480)
Loss on sales of centers	—	—	(644)	—	—	(644)
Impairment of goodwill	—	—	(107,405)	—	—	(107,405)
Impairment of other long-lived assets	—	—	(12,366)	—	—	(12,366)

Loss before income taxes	—	—	(170,366)	(47)	—	(170,413)
Benefit for income taxes	—	—	(2,009)	—	—	(2,009)

Loss before equity in loss of consolidated subsidiaries	—	—	(168,357)	(47)	—	(168,404)
Equity in loss of consolidated subsidiaries	(169,185)	(169,185)	(828)	—	339,198	—

Net loss	(169,185)	(169,185)	(169,185)	(47)	339,198	(168,404)
Less: net income attributable to noncontrolling interests	—	—	—	781	—	781

Net loss attributable to InSight Health Services Corp	$(169,185)	$(169,185)	$(169,185)	$(828)	$339,198	$(169,185)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE ONE MONTH ENDED JULY 31, 2007

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Elimination	Consolidated
			(Amounts in thousands) (Predecessor)

Total revenues	$—	$—	$19,422	$2,765	$—	$22,187
Costs of services	—	—	12,865	1,829	—	14,694
Provision for doubtful accounts	—	—	323	66	—	389
Equipment leases	—	—	658	102	—	760
Depreciation and amortization	—	—	3,956	512	—	4,468

Total costs of operations	—	—	17,802	2,509	—	20,311

Gross profit	—	—	1,620	256	—	1,876
Corporate operating expenses	—	—	(1,678)	—	—	(1,678)
Equity in earnings of unconsolidated partnerships	—	—	174	—	—	174
Interest expense, net	—	—	(2,854)	(64)	—	(2,918)
(Loss) income before reorganization items and income taxes	—	—	(2,738)	192	—	(2,546)

Reorganization items, net	—	168,248	30,750	—	—	198,998

Income before income taxes	—	168,248	28,012	192	—	196,452
Provision for income taxes	—	—	62	—	—	62

Income before equity in income of consolidated subsidiaries	—	168,248	27,950	192	—	196,390
Equity in income of consolidated subsidiaries	196,326	28,078	128	—	(224,532)	—

Net income	196,326	196,326	28,078	192	(224,532)	196,390
Less: net income attributable to noncontrolling interests	—	—	—	64	—	64

Net loss attributable to InSight Health Services Corp	$196,326	$196,326	$28,078	$128	$(224,532)	$196,326

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2010

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)

OPERATING ACTIVITIES:
Net loss	$(31,802)	$(31,729)	$(31,729)	$2,314	$61,882	$(31,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	—	30,711	2,508	—	33,219
Amortization of bond discount	—	—	5,881	—	—	5,881
Share-based compensation	73	—	—	—	—	73
Equity in earnings of unconsolidated partnerships	—	—	(2,358)	—	—	(2,358)
Distributions from unconsolidated partnerships	—	—	2,485	—	—	2,485
Gain on sales of equipment	—	—	(1,125)	—	—	(1,125)
Gain on sales of centers	—	—	(118)	—	—	(118)
Impairment of other long-lived assets	—	—	4,414	—	—	4,414
Deferred income taxes	—	—	(1,974)	—	—	(1,974)
Equity in loss of consolidated subsidiaries	31,729	31,729	(1,576)	—	(61,882)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	3,430	(430)	—	3,000
Intercompany receivables, net	—	—	22	(22)	—	—
Other current assets	—	—	2,067	(118)	—	1,949
Accounts payable and other accrued expenses	—	—	(9,124)	84	—	(9,040)

Net cash provided by operating activities	—	—	1,006	4,336	—	5,342
INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	2,861	—	—	2,861
Proceeds from sales of equipment	—	—	1,797	—	—	1,797
Additions to property and equipment	—	—	(20,546)	(2,937)	—	(23,483)
Acquisition of fixed-site centers	—	—	(275)	(643)	—	(918)
Cash contribution to Joint Venture	—	—	(692)	—	—	(692)
Decrease (increase) in restricted cash	—	—	6,169	—	—	6,169
Other	—	—	25	—	—	25

Net cash used in investing activities	—	—	(10,661)	(3,580)	—	(14,241)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(1,082)	(1,478)	—	(2,560)
Proceeds from issuance of notes payable	—	—	—	1,215	—	1,215
Cash contributions from non-controlling interest	—	—	—	88	—	88
Distributions to non-controlling interest	—	—	—	(237)	—	(237)
Other	—	—	—	(191)	—	(191)

Net cash used in financing activities	—	—	(1,082)	(603)	—	(1,685)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(10,737)	153	—	(10,584)
Cash, beginning of period	—	—	14,653	4,987	—	19,640

Cash, end of period	$—	$—	$3,916	$5,140	$—	$9,056

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED JUNE 30, 2009

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Successor)

OPERATING ACTIVITIES:
Net loss	$(19,754)	$(19,681)	$(31,746)	$2,386	$49,739	$(19,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	—	41,520	4,064	—	45,584
Amortization of bond discount	—	—	5,375	—	—	5,375
Share-based compensation	73	—	—	—	—	73
Equity in earnings of unconsolidated partnerships	—	—	(2,642)	—	—	(2,642)
Distributions from unconsolidated partnerships	—	—	2,645	—	—	2,645
Gain on sales of centers	—	—	(5,033)	(2,852)	—	(7,885)
Gain on purchase of notes payable	—	(12,065)	—	—	—	(12,065)
Impairment of other long-lived assets	—	—	5,308	—	—	5,308
Gain on sales of equipment			(1,000)			(1,000)
Deferred income taxes	—	—	(2,223)	—	—	(2,223)
Equity in loss of consolidated subsidiaries	19,681	31,746	(1,688)	—	(49,739)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	6,088	1,766	—	7,854
Intercompany receivables, net	—	—	10,536	(10,536)	—	—
Other current assets	—	—	(2,368)	(271)	—	(2,639)
Accounts payable and other accrued expenses	—	—	533	(2,149)	—	(1,616)

Net cash provided by (used in) operating activities	—	—	25,305	(7,592)	—	17,713
INVESTING ACTIVITIES:
Acquisition of fixed-site centers	—	—	(8,400)	—	—	(8,400)
Proceeds from sales of centers	—	—	10,909	9,078	—	19,987
Proceeds from sales of equipment			1,322			1,322
Increase in restricted cash	—	—	1,584	—	—	1,584
Additions to property and equipment	—	—	(20,943)	(950)	—	(21,893)
Other	—	—	(2,163)	2,163	—	—

Net cash provided by (used in) investing activities	—	—	(17,691)	10,291	—	(7,400)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(438)	(1,865)	—	(2,303)
Purchase of floating rate notes	—	—	(8,438)	—	—	(8,438)
Distributions to non-controlling interests	—	—	—	(934)	—	(934)

Net cash used in financing activities	—	—	(8,876)	(2,799)	—	(11,675)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(1,262)	(100)	—	(1,362)
Cash, beginning of period	—	—	15,915	5,087	—	21,002

Cash, end of period	$—	$—	$14,653	$4,987	$—	$19,640

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE ELEVEN MONTHS ENDED JUNE 30, 2008

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Successor)

OPERATING ACTIVITIES:
Net loss	$(169,185)	$(169,185)	$(169,185)	$(47)	$339,198	$(168,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Cash used for reorganization items	—	—	4,764	—	—	4,764
Depreciation and amortization	—	—	47,623	6,075	—	53,698
Amortization of bond discount	—	—	4,522	—	—	4,522
Share-based compensation	—	—	15	—	—	15
Equity in earnings of unconsolidated partnerships	—	—	(1,891)	—	—	(1,891)
Distributions from unconsolidated partnerships	—	—	2,563	—	—	2,563
Loss on sales of centers	—	—	644	—	—	644
Gain on sales of equipments			(436)			(436)
Impairment of goodwill	—	—	107,405	—	—	107,405
Impairment of other long-lived assets	—	—	12,366	—	—	12,366
Deferred income taxes	—	—	(1,864)	—	—	(1,864)
Equity in loss of consolidated subsidiaries	169,185	169,185	828	—	(339,198)	—
Changes in operating assets and liabilities:						—
Trade accounts receivables, net	—	—	6,785	894	—	7,679
Intercompany receivables, net	—	—	1,893	(1,893)	—	—
Other current assets	—	—	(742)	(56)	—	(798)
Accounts payable and other accrued expenses	—	—	(5,471)	144	—	(5,327)

Net cash provided by operating activities before reorganization items	—	—	9,819	5,117	—	14,936
Cash used for reorganization items	—	—	(4,764)	—	—	(4,764)

Net cash provided by operating activities	—	—	5,055	5,117	—	10,172

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	9,050		—	9,050
Proceeds from sales of equipment			1,012			1,012
Increase in restricted cash	—	—	(8,072)		—	(8,072)
Additions to property and equipment	—	—	(7,798)	(464)	—	(8,262)
Other	—	—	132	22	—	154

Net cash used in investing activities	—	—	(5,676)	(442)	—	(6,118)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(1,689)	(1,785)	—	(3,474)
Distributions to noncontrolling interest	—	—	—	(1,050)	—	(1,050)

Net cash used in financing activities	—	—	(1,689)	(2,835)	—	(4,524)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(2,310)	1,840	—	(470)
Cash, beginning of period	—	—	18,225	3,247	—	21,472

Cash, end of period	$—	$—	$15,915	$5,087	$—	$21,002

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE ONE MONTH ENDED JULY 31, 2007

				Non-
			Guarantor	Guarantor
	Holdings	Insight	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Amounts in thousands)
	(Predecessor)

OPERATING ACTIVITIES:
Net income	$196,326	$196,326	$28,078	$192	$(224,532)	$196,390
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cash used for reorganization items	—	—	3,263	—	—	3,263
Noncash reorganization items	—	(168,248)	(38,777)	—	—	(207,025)
Depreciation and amortization	—	—	3,956	512	—	4,468
Amortization of deferred financing costs	—	—	145	—	—	145
Equity in earnings of unconsolidated partnerships	—	—	(174)	—	—	(174)
Distributions from unconsolidated partnerships	—	—	58	—	—	58
Equity in loss income of consolidated subsidiaries	(196,326)	(28,078)	(128)	—	224,532	—
Gain on sales of equipment	—	—	(336)	—	—	(336)
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	223	287	—	510
Intercompany receivables, net	—	(7,768)	8,208	(440)	—	—
Other current assets	—	—	425	(38)	—	387
Accounts payable and other accrued expenses	—	—	(1,714)	80	—	(1,634)

Net cash (used in) provided by operating activities before reorganization items	—	(7,768)	3,227	593	—	(3,948)
Cash used for reorganization items	—	—	(3,263)	—	—	(3,263)

Net cash (used in) provided by operating activities	—	(7,768)	(36)	593	—	(7,211)

INVESTING ACTIVITIES:
Proceeds from sales of equipment			436			436
Other	—	—	171	(54)	—	117

Net cash provided by investing activities	—	—	607	(54)	—	553

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(306)	(164)	—	(470)
Principal payments on credit facility	—	(5,000)	—	—	—	(5,000)
Proceeds from issuance of notes payable	—	12,768	—	—	—	12,768

Net cash provided by (used in) financing activities	—	7,768	(306)	(164)	—	7,298

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	265	375	—	640
Cash, beginning of period	—	—	17,960	2,872	—	20,832

Cash, end of period	$—	$—	$18,225	$3,247	$—	$21,472

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” as of June 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer. As defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, disclosure controls and procedures are controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with authorization of management and directors of the Company; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on its financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that, owing to changes in conditions, controls may become inadequate, or that the degree of compliance with policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Since the Company is neither a “larger accelerated filer” nor an “accelerated filer”, as defined in SEC rules, the Company is exempt pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act from the requirement that management’s report be attested to by the Company’s independent registered public accounting firm.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Structure

Our board of directors consists of seven members, six of which are independent, outside directors. The President and Chief Executive Officer of the company is the seventh director. The Chairman of the Board is an independent director, as are the chairs of the board’s Audit and Compensation Committees. We believe a structure utilizing a majority of outside, independent directors with extensive experience (as noted below) is the best structure to provide for effective and objective leadership of our corporate governance. Such independent governance ensures that management is accountable to the owners and other constituents of our company. The board’s Audit Committee is primarily responsible for the board’s risk oversight function, although the board of directors as a whole is also actively engaged in risk oversight. Our Chief Financial Officer regularly reports to the Audit Committee and to the board with respect to credit and liquidity risks, and both the committee and the board are regularly engaged in examining management reports with respect thereto. Our Chief Executive and Chief Operational Officers report directly to the Audit Committee and the board of directors with respect to operational risks, and the committee and board are fully engaged in examining their reports and discussing such risks with them. Our Chief Compliance Officer also reports on a regular basis to the Audit Committee and to the board with respect to operational and compliance risks and actions we are pursuing to remediate such risks. The Chairman of the Audit Committee has full access to our “Silent Whistle” reports which allows employees as well as customers to report issues seen as operational or financial irregularities.

Directors and Executive Officers

The following table sets forth the names, ages and positions of our directors and executive officers (as defined by Rule 3b-7 of the Exchange Act) as of September 23, 2010:

Name	Age	Title

Wayne B. Lowell	55	Chairman of the Board and Director
Eugene Linden	63	Director
Richard Nevins	63	Director
Keith E. Rechner	52	Director
Steven G. Segal	50	Director
James A. Ovenden	47	Director
Louis E. Hallman, III	51	President and Chief Executive Officer and Director
Patricia R. Blank	60	Executive Vice President — Business Process Management
Donald F. Hankus	56	Executive Vice President and Chief Information Officer of Insight
Bernard J. O’Rourke	50	Executive Vice President and Chief Operating Officer
Keith S. Kelson	43	Executive Vice President and Chief Financial Officer
Michael Jones	60	Senior Vice President, General Counsel and Secretary
Clark Nielsen	56	Senior Vice President — Sales and Marketing
Scott A. McKee	35	Senior Vice President — Strategic Development

Wayne B. Lowell has been a member of our Board of Directors since August 1, 2007 and our Chairman since August 7, 2007. From late 2007 to 2008, he was Chief Executive Officer of Wellmed Medical Management, Inc. From 1998 to late 2007 and subsequent to 2008, he served as President of Jonchra Associates, LLC, which provides strategic and operating advice to senior management of private-equity funded and publicly held entities. Mr. Lowell worked at PacifiCare Health Systems from 1986 to 1998, most recently holding the positions of Executive Vice

President, Chief Financial Officer and Chief Administrative Officer. Mr. Lowell serves on the board of directors of Addus Healthcare and is Chair of its Audit Committee. Mr. Lowell brings to Insight’s Board significant experience in healthcare finance, managed healthcare contracting and reimbursement, and corporate governance.

Eugene Linden has been a member of our Board of Directors since August 1, 2007. He has been the Chief Investment Strategist of Bennett Management Corporation, a family of investment funds, since 2005. From 1987 to 1995, Mr. Linden was a senior writer at TIME Magazine. Mr. Linden currently serves as a director of Cibus Genetics LLC and Syratech Corporation. Mr. Linden provides Insight’s Board of Directors with important experience in global business trends and corporate finance. He also lends the Board valuable insight into the perspectives of the investment community.

Richard Nevins has been a member of our Board of Directors since August 1, 2007. From October 26, 2007 to April 7, 2008, Mr. Nevins served as our Interim Chief Executive Officer. From July 2007 through September 2007, he served as the interim Chief Executive Officer for US Energy Services, Inc. (“USEY”). He also was an independent advisor after his retirement in 2007 from Jefferies & Company, Inc. (“Jefferies”) until he rejoined Jefferies in May 2008 as a managing director. From 1998 until his retirement in 2007, Mr. Nevins was a managing director and co-head of the recapitalization and restructuring group at Jefferies. Mr. Nevins currently serves as a director of DayStar Technologies, Inc., Aurora Trailer Holdings and SPELL C LLC. After Mr. Nevins left USEY, on January 9, 2008, USEY and two of its subsidiaries filed voluntary petitions under chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. Mr. Nevins has contributed to the Board the benefit of his significant experience in advising highly-leveraged companies and the special issues relating to the interactions of such companies with financial markets. His significant experience with corporate governance issues has also benefitted Insight and its Board.

Keith E. Rechner has been a member of our Board of Directors since August 1, 2007. Mr. Rechner is also currently a financial advisor with AXA Advisors, a position he has held since 1997. He also is a member of the operating committee of United Wealth Strategies LLC, a financial and consulting services company. He was Chief Executive Officer and President of Benefit Advisors, Inc., an employee benefits consulting firm, from January 1997 through December 2007. Mr. Rechner served as the Regional Vice President of Tax Sheltered Markets for AXA Advisors from 2002 to 2005 and Vice President of Traditional Markets for AXA Advisors from 2000 to 2002. From 1993 to 1996, Mr. Rechner held various positions with VHA Great Rivers, Inc./Great Rivers Network, including President and Chief Executive Officer, Great Rivers Network, Chief Operating Officer, Integrated Benefit Services (IBS) and Vice President, Managed Care. Mr. Rechner’s years of experience with health care, insurance, and financial services are of great benefit to Insight’s Board of Directors. He has also demonstrated expertise in corporate finance which aids in his effective service as a member of the Board of Directors and as Chair of the Board’s Compensation Committee.

Steven G. Segal has been a member of our Board of Directors since October 17, 2001. He is a Partner of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since 1995. Prior to that time, he was an executive at Thomas H. Lee Company from 1987, most recently holding the position of Managing Director. Since 2006, Mr. Segal has been an Executive-in-Residence/Lecturer at Boston University’s Graduate School of Management. He is also a director of The NutraSweet Company, Fitness Quest Inc., WS Packaging Group, Inc. and Round Grille, Inc. (d/b/a FIRE + iCE). Mr. Segal has generously shared with Insight and its Board the benefit of his experience in corporate governance and management, both as an executive and as a member of various boards of directors. His academic and corporate experience has contributed greatly to the Board’s understanding of relevant issues facing Insight.

James A. Ovenden has been a member of our Board of Directors since August 1, 2007. Mr. Ovenden serves as the sole principal for CFO Solutions of SC, a consulting firm providing CFO advisory services to middle market companies. Since May 1, 2009, he has been the Chief Financial Officer for Asten Johnson Holdings, a manufacturer of paper machine clothing, specialty fabrics, filaments and drainage equipment. From 2004 until December 31, 2007, he was the Chief Financial Officer and a founding principal of OTO Development, LLC (“OTO”), a hospitality development company established in 2004. From January 2008 to December 2008, he was an advisor to OTO. Mr. Ovenden has also served as a principal consultant with CFO Solutions of SC, LLC since 2002. Mr. Ovenden was the Chief Financial Officer of Extended Stay America, Inc. from January 2004 to May 2004 and held various positions at CMI Industries, Inc. from 1987 to 2002, including Chief Financial Officer. Mr. Ovenden currently serves as a director, and as chairman of the audit committee of the board of directors, of Polymer Group, Inc., audit chair and director for Haights Cross Communitcations, Inc., and audit member and director for Flagstar Bancorp, Inc. Mr. Ovenden lends to Insight and its Board his considerable experience with corporate finance and governance. His experience in various product and service industries provides invaluable assistance to Insight with development of its customer relationships.

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

Patricia R. Blank has been our Executive Vice President — Receivables and collections management since May 15, 2008. From March 28, 2006 through May 15, 2008 she was Insight’s Executive Vice President-Clinical Services and Support. She was Insight’s Executive Vice President-Enterprise Operations from October 22, 2004 to March 28, 2006. She was Insight’s Executive Vice President and Chief Information Officer from September 1, 1999 to October 22, 2004. Prior to joining Insight, Ms. Blank was the principal of Blank & Company, a consulting firm specializing in healthcare consulting. From 1995 to 1998, Ms. Blank served as Executive Vice President and Chief Operating Officer of HealthHelp, Inc., a Houston, Texas-based radiology services organization managing radiology provider networks in multiple states. From 1988 to 1995, she was corporate director of radiology of FHP, a California insurance company.

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

Keith S. Kelson has been our Executive Vice President and Chief Financial Officer since November 1, 2008. Mr. Kelson served as Chief Financial Officer of Securus Technologies, Inc., a national telecommunications company, from September 2004 to July 2008 and served as Chief Financial Officer of Evercom Holdings, Inc., from March 2000 until it was acquired by Securus in September 2004. Prior to joining Evercom in 1998, he was a certified public accountant in the accounting and auditing services division of Deloitte & Touche LLP and held various financial positions with subsidiaries of Kaneb Services, Inc. He has over 21 years of combined accounting experience, serving seven of those years in public accounting with Deloitte & Touche LLP and 14 years in financial management. Mr. Kelson has a B.B.A. in Accounting from Texas Christian University, from which he graduated cum laude and is a certified public accountant. He has had executive level education at IMD International.

Michael C. Jones has been at Insight since July, 2009, and became our Senior Vice President, General Counsel and Secretary on April 10, 2010. He graduated from Georgetown University Law Center in 1979 and has more than

30 years experience representing healthcare clients, advising hospitals, physicians, payers, and other providers with respect to complex corporate transactions as well as regulatory, antitrust, finance, and operational issues. Before joining Insight, he served as General Counsel for two for-profit hospital groups in Los Angeles. From 2001 to 2005, Mr. Jones served as the Managing Attorney for Tenet California, managing the legal operations for 40 Tenet hospitals. Prior to joining Tenet, Mr. Jones was a corporate partner at Brown & Bain in Phoenix, representing healthcare, banking, and real estate enterprises in connection with corporate transactions.

Clark Nielsen has been our Senior Vice President — Sales since November 9, 2009. Prior to joining Insight, Mr. Nielsen held multiple position of increased responsibility over a 20 year career at Philips Healthcare. Responsibilities ranged from Computerized Tomography Product Specialist, Region Sales Vice President and Strategic Sales Vice President for North America. Prior to his career with Philips Healthcare, Mr. Nielsen spent seven years working for a medical imaging dealer as a service engineer, account executive and sales manager. He holds a Bachelor’s degree in Business Management from the University of Phoenix.

Scott A. McKee has been the Senior Vice President — Strategic Development of Insight Health Corp. since August 1, 2008. Mr. McKee served as Chief Development Officer of American Health Imaging, Inc., a national diagnostic imaging company, from 2005 to 2008 and served in several capacities at Center for Diagnostic Imaging, Inc., a national diagnostic imaging company, from 2000 through 2005. He has over 10 years of combined experience in diagnostic imaging in finance and development. Mr. McKee has a B.B.A. in Marketing and an M.B.A with emphasis in finance from the University of North Dakota.

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

The Audit Committee has adopted a written charter, which is available on our website at the following internet address http: //www.Insighthealth.com/articles/boarddocs/Audit%20Committee%20Charter.pdf. The charter should not be considered as part of this Form 10-K. The Audit Committee charter provides that the Audit Committee will:

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

The Audit Committee of the Board of Directors approved PricewaterhouseCoopers LLP (“PWC”) as our independent registered public accountants to audit our consolidated financial statements for fiscal 2010 and to review of our interim condensed consolidated financial statements for the quarter ending September 30, 2010. PWC has been our independent registered public accounting firm since 2002.

Compensation Committee

The Compensation Committee consists of Keith E. Rechner (Chairman), James A. Ovenden and Steven G. Segal. The Compensation Committee assists the Board of Directors by ensuring that our executives are compensated in accordance with our total compensation objectives and executive compensation policy. The Company did not employ third party compensation consultants in fiscal 2010. The Board of Directors has established a charter for the Compensation Committee, which is available on our website at the following internet address http://www.Insighthealth.com/articles/boarddocs/Compensation%20Committee%20Charter.pdf. The charter should not be considered as part of this Form 10-K. The charter provides that the Compensation Committee will:

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

Code of Ethical Conduct

See Item 13. “Certain Relationships and Related Transactions and Director Independence — Policies and Procedures Regarding Related Persons and Code of Ethical Conduct.”

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual, long-term and all other compensation for services rendered in all capacities to us and our subsidiaries for the years ended June 30, 2010 and 2009 of (1) each person who served as our principal executive officer during fiscal 2010 and (2) the other two most highly compensated executive officers serving as executive officers at June 30, 2010. We refer to these officers collectively as the “named executive officers”.

	Fiscal
	Year		Non-Equity
	Ended		Incentive Plan	All Other	Total
Name and Principal Position	June 30,	Salary	Compensation(1)	Compensation(2)	Compensation

Louis E. Hallman, III	2010	$435,000	$41,054	$36,579	$512,633
President and Chief Executive	2009	424,231	52,153	34,524	510,908
Officer
Patricia R. Blank	2010	295,405	25,242	32,271	352,918
Executive Vice President —	2009	293,193	25,843	43,157	362,193
Business Process Management
Bernard O’Rourke	2010	288,393	21,040	31,482	340,915
Executive Vice President —	2009	266,747	29,809	51,486	348,042
Chief Operating Officer
Keith S. Kelson	2010	261,500	25,822	15,209	302,531
Executive Vice President —	2009	168,000	19,283	10,991	198,274
Chief Financial Officer

(1)	The components of Non-Equity Incentive Plan Compensation are annual cash incentive awards, which are based on our financial performance and a named executive’s performance of his or her personal management objectives. These are earned and accrued during the fiscal year and paid subsequent to the end of each fiscal year.

(2)	Amounts of All Other Compensation are comprised of the following perquisites: (i) automobile allowances, (ii) automobile operating expenses, (iii) the Company’s contributions to our 401(k) Savings Plan, (iv) specified premiums on executive life insurance arrangements, (v) specified premiums on executive health and disability insurance arrangements, and (vi) certain professional membership dues.

Annual Base Salary.  Base salaries for executive officers are established based on the scope of their responsibilities, individual contribution, prior experience, sustained performance, competitive salary levels within our peer group, and our annual operating plan. No increases in annual base salaries have been recommended to or approved by the Board of Directors for fiscal 2011.

Annual Cash Incentive Awards.  For the three years ending June 30, 2011, our ability to utilize our limited capital resources for maximizing stockholder value is considered by the Board of Directors to be a critical component of our overall strategy. The Compensation Committee determined that it was important to change the Company’s cultural and philosophical bias from historically using EBITDA or EBITDAL as financial performance targets to a heightened focus on return on capital. Accordingly for fiscal 2009, the Board of Directors approved a Three Year Executive Incentive Compensation Plan (“2009 Plan”), in which the executive officers will participate, with a performance target based on a “profit after capital charge” or “Company PACC”. By implementing the 2009 Plan, the Compensation Committee believed it will motivate the executive officers to maximize earnings from the Company’s core assets and focus them on the total capital expended in connection with maintaining and growing such assets. The annual cash incentive award will be:

•	80% based on the executive officers’ participation in Company PACC, and

•	20% based on the executive officers’ performance relative to quarterly personal management objectives (“PMOs”).

The portion of the executive officers’ awards, based on Company PACC will be calculated by first determining Company PACC and then calculating the executive officers’ percentage participation provided certain threshold levels are met. Company PACC will be calculated by taking the Company’s EBITDA (earnings before interest expense, net income tax expense, depreciation and amortization) and subtracting the product of: (a) the Company’s weighted average tangible asset base, multiplied by (b) 18%, the target minimum return on capital employed. The Company’s weighted average tangible asset base will be determined at the beginning of each fiscal year and adjusted for asset additions, removals, and straight line depreciation.

Individual targeted cash awards will be determined as a percentage of Company PACC based on the following participation percentages: Mr. Hallman — 1.0%, Ms. Blank — 0.50% and Mr. O’Rourke — 0.55%.

The portion of the executive officers’ incentive award attributable to meeting financial performance targets is based on actual Company PACC performance. In order for the executive officers to be eligible for an award, they must achieve at least 90% of budgeted Company PACC. Above a 90% achievement level and up to 100% achievement, the executive officers will receive an award based on a linear payout trend from no payout to 100% payout. Should the executive officers exceed 100% of budgeted Company PACC, they will be eligible to share in a portion of the incremental Company PACC above budget at their participation percentages without any limit. Since the Company did not achieve 90.0% of the financial performance target for fiscal 2009, only the 20% portion with respect to PMOSs was payable at the discretion of the Compensation Committee. The 2009 Plan was originally intended to increase the Company PACC by 5% for fiscal 2010 and fiscal 2011. The Board of Directors determined not to raise the Company PACC by 5% for fiscal 2010 because of the country’s current economic environment, but has not made a decision with respect to fiscal 2011.

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

Long-Term Equity Awards.  The Board of Directors granted all stock options based on the fair market value as of the date of grant, which is determined using the mean between the bid and ask of the quoted price per share on the Over-The-Counter Bulletin Board on the date of grant. Additional grants may be made following a significant change in job responsibility or in recognition of a significant achievement. The stock option grants to executive officers under the Employee Stock Option Plan become vested and exercisable if, and only if, a refinancing event (as defined in the stock option agreements) is achieved. Our Compensation Committee believes that the vesting conditions of our stock options will prove an incentive for executive officers to remain with us for a reasonable time frame to complete the refinancing event. No stock options were granted to our named executive officers in fiscal 2009 or fiscal 2010. Awards under the Employee Stock Option Plan are subject to the change of control provisions described therein.

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

Outstanding Equity Awards at Year End

The following table contains certain information regarding equity awards held by the named executive officers as of June 30, 2010:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration	Market
Named Executive Officer	Exercisable	Unexercisable(1)	Price	Date	Value

Louis E. Hallman, III	—	192,000	$0.36	8/19/2018	—
Patricia R. Blank	—	65,000	0.36	8/19/2018	—
Bernard O’Rourke	—	85,000	0.36	8/19/2018	—
Keith S. Kelson	—	70,000	0.15	11/11/2018	—

(1)	The options will vest and become exercisable, if and only if, a refinancing event (as defined in the stock option agreements) is achieved prior to the expiration of the options.

Equity Compensation Plan Information

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information as of June 30, 2010 for all of our stock option plans:

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

The following table sets forth the compensation of our non-employee directors for the year ended June 30, 2010:

	Fees Earned
	or Paid	Option Awards	All Other
Name	In Cash	(1)(2)	Compensation	Total

Eugene Linden	$46,000	$12,192	—	$58,192
Wayne B. Lowell	73,504	12,192	—	85,696
Richard Nevins	52,500	12,192	—	64,692
James A. Ovenden	67,496	12,192	—	74,688
Keith E. Rechner	57,004	12,192	—	69,196
Steven G. Segal(3)	47,500	12,192	—	59,692

(1)	Represents the dollar amount we recognized for financial statement reporting purposes in fiscal 2010 in accordance with Financial Accounting Standards Board Statement No. 123R. See Note 14 in our consolidated financial statements included in this Form 10-K.

(2)	On April 14, 2008, each of the non-employee directors was granted nonstatutory options to purchase 16,008 shares of common stock at $1.01 per share and 16,008 shares of common stock at $1.16 per share pursuant to the Director Plan subject to approval of the Director Plan by the Company’s stockholders. Each set of options becomes exercisable in increments of one third (1/3) (5,366 per set) on December 31, 2008, 2009 and 2010. The options become immediately exercisable prior to a change of control of the Company. The options are scheduled to expire on August 14, 2018.

(3)	Mr. Segal’s director/committee and meeting fees are paid to J.W. Childs Equity Partners II, L.P.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 23, 2010, by: (i) each person or entity known to us owning beneficially 5% or more of our common stock; (ii) each member of our Board of Directors; (iii) each of the named executive officers; and (iv) all directors and executive officers (as defined by Rule 3b-7 under the Exchange Act) as a group. At September 23, 2010, our outstanding securities consisted of approximately 8,644,444 shares of common stock. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. The business address of each director and executive officer is: c/o Insight Health Services Holdings Corp., 26250 Enterprise Court, Suite 100, Lake Forest, California 92630.

	Amount and Nature	Percent of
	of Beneficial	Common Stock
	Ownership of	Beneficially
Names and Addresses of Beneficial Owners	Common Stock(1)	Owned(1)

James D. Bennett(2)	2,040,000	23.6%
2 Stamford Plaza, Suite 1501 Stamford, Connecticut 06901
Bennett Restructuring Fund, L.P.(3)	1,206,000	14.0%
2 Stamford Plaza, Suite 1501 Stamford, Connecticut 06901
Bennett Offshore Restructuring Fund, Inc.(4)	730,000	8.4%
2 Stamford Plaza, Suite 1501 Stamford, Connecticut 06901
Cohanzick Absolute Return Master Fund, Limited	994,564	11.5%
c/o Cohanzick Offshore Advisors, L.P. 427 Bedsford Road New York, New York 10022
JPMorgan Chase & Co.(5)	741,220	8.5%
4 New York Plaza, 16th Floor New York, NY 10004
J.W. Childs Equity Partners II, L.P.(6)	687,641	8.0%
111 Huntington Avenue, Suite 2900 Boston, Massachusetts 02199
Eugene Linden(7)	21,344	0.1%
Wayne B. Lowell(8)	21,344	0.1%
Richard Nevins(9)	21,344	0.1%
James A. Ovenden(10)	21,344	0.1%
Keith E. Rechner(11)	21,344	0.1%
Steven G. Segal(12)	21,344	0.1%
Louis E. Hallman, III(13)	—	—
Patricia R. Blank(14)	—	—
Bernard O’Rourke(15)	—	—
Keith S. Kelson(16)	—	—
All directors and executive officers as a group (14 persons)(17)	—	—

(1)	For purposes of this table, a person is deemed to have “beneficial ownership” of any security that such person has the right to acquire within 60 days of September 23, 2010.

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

(3)	Includes 1,206,000 shares of common stock owned directly by Bennett Restructuring Fund, L.P. The general partner of Bennett Restructuring Fund, L.P. is Restructuring Capital Associates, L.P., a Delaware limited partnership, and the general partner of Restructuring Capital Associates, L.P. is Bennett Capital Corporation, a Delaware corporation, of which James D. Bennett is President and sole stockholder. Mr. Bennett, Bennett Capital Corporation and Restructuring Capital Associates, L.P. may be deemed to beneficially own an aggregate of 1,206,000 shares of common stock held by Bennett Restructuring Fund, L.P. Each of Mr. Bennett, Restructuring Capital Associates, L.P., and Bennett Capital Corporation specifically disclaim beneficial ownership of the shares of common stock deemed to be beneficially owned except to the extent of his or its pecuniary interest therein.

(4)	Includes 730,000 shares of common stock owned directly by Bennett Offshore Restructuring Fund, Inc. The investment manager of Bennett Offshore Restructuring Fund, Inc. is Bennett Offshore Investment Corporation, a Connecticut corporation, of which James D. Bennett is the President and, together with the BT Trust U/D 12/9/2004, the owner. Mr. Bennett, BT Trust U/D 12/9/2004 and Bennett Offshore Investment Corporation may be deemed to beneficially own the 730,000 shares of common stock held by Bennett Offshore Restructuring Fund, Inc. Each of Mr. Bennett, BT Trust U/D 12/9/2004 and Bennett Offshore Investment Corporation specifically disclaim beneficial ownership of the shares of common stock deemed to be beneficially owned except to the extent of his or its pecuniary interest therein.

(5)	Includes 741,220 shares of common stock owned directly by J.P. Morgan Securities Inc., whose parent corporation is JPMorgan Chase & Co.

(6)	Includes 634,130 shares of common stock owned directly by J.W. Childs Equity Partners II, L.P. and 53,511 shares of our common stock owned directly by JWC-Insight Co-invest LLC, an affiliate of J.W. Childs Equity Partners II, L.P. The general partner of J.W. Childs Equity Partners II, L.P. is J.W. Childs Advisors II, L.P., a Delaware limited partnership. The general partner of J.W. Childs Advisors II, L.P. is J.W. Childs Associates, L.P., a Delaware limited partnership. The general partner of J.W. Childs Associates, L.P. is J.W. Childs Associates, Inc., a Delaware corporation. J.W. Childs Advisors II, L.P., J.W. Childs Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the 687,641 shares of our common stock held by J.W. Childs Equity Partners II, L.P. and JWC-Insight Co-invest LLC. John W. Childs, Glenn A. Hopkins, Adam L. Suttin, William E. Watts, and David Fiorentino, as well as Steven G. Segal (as indicated in footnote 12), share voting and investment control over, and therefore may be deemed to beneficially own, the shares of common stock held by these entities.

(7)	As the Chief Investment Strategist of Bennett Management Corporation, an affiliate of James D. Bennett, Mr. Linden may be deemed to beneficially own the shares of common stock beneficially held by Mr. Bennett and his affiliated entities. Mr. Linden disclaims beneficial ownership of such shares. Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(8)	Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not currently exercisable. See “Director Compensation” for details regarding the grant of these options.

(9)	Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(10)	Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(11)	Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(12)	As a Special Limited Partner of J.W. Childs Associates, L.P., which manages J.W. Childs Equity Partners II, L.P., and a member of JWC-Insight Co-invest LLC, Mr. Segal may be deemed to beneficially own the 634,130 shares of our common stock owned by J.W. Childs Equity Partners II, L.P. and the 53,511 shares of our common stock held directly by JWC-Insight Co-invest LLC. Mr. Segal disclaims beneficial ownership of such shares. Does not include (i) an option to purchase 10,672 shares of our common stock at an exercise price of $1.01 per share and (ii) an option to purchase 10,672 shares of our common stock at an exercise price of $1.16 per share, which are not yet exercisable. See “Director Compensation” for details regarding the grant of these options.

(13)	Does not include an option to purchase 192,000 shares of our common stock at an exercise price of $0.36 per share, which is not yet exercisable. See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

(14)	Does not include an option to purchase 65,000 shares of our common stock at an exercise price of $0.36 per share, which is not yet exercisable. See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

(15)	Does not include an option to purchase 85,000 shares of our common stock at an exercise price of $0.36 per share, which is not yet exercisable. See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

(16)	Does not include an option to purchase 70,000 shares of our common stock at an exercise price of $0.15 per share, which is not yet exercisable. See “Outstanding Equity Awards at Year End” for details regarding the grant of these options.

(17)	Does not include options to 715,064 shares of our common stock at various exercise prices, which are not yet exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, the Company’s Compensation Committee comprised of Keith E. Rechner (Chairman), James A. Ovenden and Steven G. Segal. No member of our Compensation Committee is or was during fiscal 2010 an employee, or is or has ever been an officer, of the Company or any of its subsidiaries. No executive officer of the Company served as a director or a member of the Compensation Committee of another company, one of whose executive officers served as a member of the Company’s Board of Directors or the Compensation Committee. During fiscal 2009, Mr. Segal was affiliated with J.W. Childs Equity Partners II, L.P., which beneficially owns 8.0% of our common stock. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Family-Member Relationship

Patricia K. Kincaid, M.D. is a sister-in-law of Donald F. Hankus, Insight’s Executive Vice President and Chief Information Officer, and a principal or partner of West Rad Medical Group, Inc. (“WRMG”), a professional radiology medical group. During fiscal 2010, we no longer actively used the services of WRMG or its affiliates. During fiscal 2009, we paid WRMG approximately $188,000 in connection with its provision of certain professional services to three fixed-site centers in California. During fiscal 2009, we sold two of these fixed-site centers to affiliates of WRMG in separate transactions for total consideration of approximately $0.5 million. We closed the other fixed-site center in July, 2008. In addition, an affiliated company of WRMG’s had an economic interest in the joint venture that owned one of these fixed-site centers. WRMG’s provision of professional services to us began more than two years prior to our employment of Mr. Hankus.

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

The following table presents information about fees that PWC, our independent public registered accountants, charged us (1) to audit our annual consolidated financial statements for the years ended June 30, 2010 and 2009, and (2) for other services rendered during those years.

	2010	2009

Audit Fees(1)	$462,560	$424,500
Audit Related Fees	—	—
Tax Fees(2)	62,000	159,000

Subtotal	$524,560	$583,500
All Other Fees	—	—

Total Fees	$524,560	$583,500

(1)	Audit Fees — fees for auditing our annual consolidated financial statements, reviewing the condensed consolidated financial statements included in our quarterly reports on Form 10-Q and registration statement related to an exchange offer and other SEC filings.

(2)	Tax Fees — fees for reviewing federal, state, and local income and franchise tax returns, tax research and other tax planning services.

The charter for Holdings’ audit committee requires that the audit committee (or a representative of the committee) pre-approve all audit and non-audit services performed by our independent registered public accounting firm. Consistent with this policy, for the years ended June 30, 2010 and 2009 all audit and non-audit services performed by PWC were pre-approved by a representative of Holdings’ audit committee.

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

ITEM 15 (a) (3).	EXHIBITS

Exhibit
Number		Description and References

*2	.1	Second Amended Joint Prepackaged Plan of Reorganization of Insight Health Services Holdings Corp. (the “Company”), et al. dated May 29, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*2	.2	Amended Plan Supplement of the Company, et al. dated July 7, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*3	.1	Amended and Restated Certificate of Incorporation of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*3	.2	Second Amended and Restated Bylaws of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*4	.1	Indenture, dated September 22, 2005, by and among Insight Health Services Corp. (“Insight”), the Company, the subsidiary guarantors (named therein) and U.S. Bank National Association, with respect to Senior Secured Floating Rate Notes due 2011, previously filed and incorporated herein by reference from Insight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.2	First Supplemental Indenture, dated as of May 18, 2006, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 27, 2006.
*4	.3	Second Supplemental Indenture, dated as of May 29, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 4, 2007.
*4	.4	Third Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*4	.5	Fourth Supplemental Indenture, dated as of December 16, 2009, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-Q, filed on February 17, 2009.
*4	.6	Security Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from Insight’s Registration Statement on Form S-4, filed on October 28, 2005.

Exhibit
Number		Description and References

*4	.7	Pledge Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from Insight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.8	Collateral Agency Agreement, dated September 22, 2005, among the Loan Parties (as defined therein) and U.S. Bank National Association, as Trustee and Collateral Agent, previously filed and incorporated herein by reference from Insight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.9	Registration Rights Agreement, dated as of August 1, 2007, by and among the Company and certain holders of the Company’s common stock, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*10	.1	Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, by and among Insight’s subsidiaries listed therein, the lenders named therein and Bank of America, N.A. as collateral and administrative agent, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 7, 2007.
*10	.2	Executive Employment Agreement, dated October 22, 2004, among Insight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.
*10	.3	Executive Employment Agreement, dated April 7, 2008, among Insight, and Louis E. Hallman, III, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 14, 2008.
*10	.4	Executive Employment Agreement, dated August 10, 2005, among Insight, the Company and Donald F. Hankus, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2005.
*10	.5	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 22, 2005.
*10	.6	Form of the Company’s and Insight’s Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report Form 10-K filed on September 21, 2007.
*10	.7	The Company’s 2008 Director Stock Option Plan, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.8	Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.01 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.9	Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.16 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.10	The Company’s 2008 Employee Stock Option Plan previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.11	Form of the Company’s 2008 Employee Stock Option Plan Nonstatutory Stock Option Grant Agreement, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.12	Executive Employment Agreement dated May 15, 2008, by and between Insight and Bernard J. O’Rourke, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on May 21, 2008.
*10	.13	Executive Employment Agreement dated October 27, 2008, by and between Insight and Keith S. Kelson, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 4, 2008.
*10	.14	Executive Employment Agreement dated October 27, 2008, by and between Insight and Steven M. King, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 4, 2008.
10.15		First Amendment to Second Amended and Restated Loan and Security Agreement, dated September 20, 2010, by and among Insight’s subsidiaries listed therein, the lenders named therein and Bank of America, N.A. as collateral and administrative agent.

Exhibit
Number	Description and References

21.1	Subsidiaries of Company, filed herewith.
31.1	Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
31.2	Certification of Keith S. Kelson, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
32.1	Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of Keith S. Kelson, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed

ITEM 15(b).	The Exhibits described above in Item 15(a)(3) are attached hereto or incorporated by reference herein, as noted.

ITEM 15(c).	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSIGHT HEALTH SERVICES HOLDINGS CORP.

By	/s/ Louis E. Hallman, III
Louis E. Hallman, III, President and
Chief Executive Officer

Date: September 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis E. Hallman, III Louis E. Hallman, III	President and Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2010

/s/ Keith S. Kelson Keith S. Kelson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 23, 2010

/s/ Wayne B. Lowell Wayne B. Lowell	Chairman of the Board and Director	September 23, 2010

/s/ Eugene Linden Eugene Linden	Director	September 23, 2010

/s/ Richard Nevins Richard Nevins	Director	September 23, 2010

/s/ James A. Ovenden James A. Ovenden	Director	September 23, 2010

/s/ Keith E. Rechner Keith E. Rechner	Director	September 23, 2010

/s/ Steven G. Segal Steven G. Segal	Director	September 23, 2010

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The Company intends to mail to its stockholders this Form 10-K, a proxy statement and a form of proxy to all stockholders in connection with its 2010 Annual Meeting of Stockholders. Because the Company has no class of securities registered pursuant to Section 12(b) of the Exchange Act, it does not intent to file its definitive proxy statement with the SEC.

SCHEDULE II
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009,
ELEVEN MONTHS ENDED JUNE 30, 2008 AND ONE MONTH ENDED JULY 31, 2007

	Balance at					Balance at
	Beginning of	Charges to	Charges to			End of
	Period	Expenses	Revenues	Other		Period
		(Amounts in thousands)

Successor
Year ended June 30, 2010:
Allowance for doubtful accounts	$4,404	$4,390	$—	$(5,423	)(A)	$3,371
Allowance for contractual adjustments	12,919	—	154,145	(155,634	)(B)	11,430
Valuation Allowance on Deferred Taxes	77,622	—	—	7,895	(C)	85,517

	$94,945	$4,390	$154,145	$(153,162)		$100,318

Year ended June 30, 2009:
Allowance for doubtful accounts	$8,518	$3,986	$—	$(8,100	)(A)	$4,404
Allowance for contractual adjustments	15,401	—	125,694	(128,176	)(B)	12,919
Valuation Allowance on Deferred Taxes	72,174	—	—	5,448	(C)	77,622

	$96,093	$3,986	$125,694	$(130,828)		$94,945

Eleven months ended June 30, 2008:
Allowance for doubtful accounts	$12,515	$5,790	$—	$(9,787	)(A)	$8,518
Allowance for contractual adjustments	21,518	—	153,002	(159,119	)(B)	15,401
Valuation Allowance on Deferred Taxes	89,441	—	—	(17,267	)(C)	72,174

	$123,474	$5,790	$153,002	$(186,173)		$96,093

Predecessor
One month ended July 31, 2007:
Allowance for doubtful accounts	$12,648	$389	$—	$(522	)(A)	$12,515
Allowance for contractual adjustments	21,454	—	14,585	(14,521	)(B)	21,518
Valuation Allowance on Deferred Taxes	89,441	—	—	—		89,441

	$123,543	$389	$14,585	$(15,043)		$123,474

(A)	Write-off of uncollectible accounts.

(B)	Write-off of contractual adjustments, representing the difference between our charge for a procedure and what we receive from payors.

(C)	Changes due to increase or decreases in deferred tax assets and liabilities.

EXHIBIT INDEX

Exhibit
Number		Description and References

*2	.1	Second Amended Joint Prepackaged Plan of Reorganization of Insight Health Services Holdings Corp. (the “Company”), et al. dated May 29, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*2	.2	Amended Plan Supplement of the Company, et al. dated July 7, 2007, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*3	.1	Amended and Restated Certificate of Incorporation of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*3	.2	Second Amended and Restated Bylaws of the Company, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*4	.1	Indenture, dated September 22, 2005, by and among Insight Health Services Corp. (“Insight”), the Company, the subsidiary guarantors (named therein) and U.S. Bank National Association, with respect to Senior Secured Floating Rate Notes due 2011, previously filed and incorporated herein by reference from Insight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.2	First Supplemental Indenture, dated as of May 18, 2006, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 27, 2006.
*4	.3	Second Supplemental Indenture, dated as of May 29, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on June 4, 2007.
*4	.4	Third Supplemental Indenture, dated as of July 9, 2007, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*4	.5	Fourth Supplemental Indenture, dated as of December 16, 2009, to the Indenture dated September 22, 2005, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-Q, filed on February 17, 2009.
*4	.6	Security Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from Insight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.7	Pledge Agreement, dated September 22, 2005, by and among the Loan Parties (as defined therein) and U.S. Bank National Association, as Collateral Agent, previously filed and incorporated herein by reference from Insight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.8	Collateral Agency Agreement, dated September 22, 2005, among the Loan Parties (as defined therein) and U.S. Bank National Association, as Trustee and Collateral Agent, previously filed and incorporated herein by reference from Insight’s Registration Statement on Form S-4, filed on October 28, 2005.
*4	.9	Registration Rights Agreement, dated as of August 1, 2007, by and among the Company and certain holders of the Company’s common stock, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 21, 2007.
*10	.1	Second Amended and Restated Loan and Security Agreement, dated August 31, 2007, by and among Insight’s subsidiaries listed therein, the lenders named therein and Bank of America, N.A. as collateral and administrative agent, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on August 7, 2007.
*10	.2	Executive Employment Agreement, dated October 22, 2004, among Insight, the Company and Patricia R. Blank, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2005.
*10	.3	Executive Employment Agreement, dated April 7, 2008, among Insight, and Louis E. Hallman, III, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 14, 2008.
*10	.4	Executive Employment Agreement, dated August 10, 2005, among Insight, the Company and Donald F. Hankus, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on September 30, 2005.

Exhibit
Number		Description and References

*10	.5	Form of Amended and Restated Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report on Form 10-K, filed on September 22, 2005.
*10	.6	Form of the Company’s and Insight’s Indemnification Agreement, previously filed and incorporated herein by reference from the Company’s Annual Report Form 10-K filed on September 21, 2007.
*10	.7	The Company’s 2008 Director Stock Option Plan, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.8	Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.01 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.9	Form of the Company’s 2008 Director Stock Option Plan Nonstatutory Stock Option Grant Agreement with an exercise price of $1.16 per share, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.10	The Company’s 2008 Employee Stock Option Plan previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.11	Form of the Company’s 2008 Employee Stock Option Plan Nonstatutory Stock Option Grant Agreement, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on April 18, 2008.
*10	.12	Executive Employment Agreement dated May 15, 2008, by and between Insight and Bernard J. O’Rourke, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on May 21, 2008.
*10	.13	Executive Employment Agreement dated October 27, 2008, by and between Insight and Keith S. Kelson, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 4, 2008.
*10	.14	Executive Employment Agreement dated October 27, 2008, by and between Insight and Steven M. King, previously filed and incorporated herein by reference from the Company’s Current Report on Form 8-K, filed on November 4, 2008.
10.15		First Amendment to Second Amended and Restated Loan and Security Agreement, dated September 20, 2010, by and among Insight’s subsidiaries listed therein, the lenders named therein and Bank of America, N.A. as collateral and administrative agent.
21.1		Subsidiaries of Company, filed herewith
31.1		Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
31.2		Certification of Keith S. Kelson, the Company’s Chief Financial Officer, pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, filed herewith.
32.1		Certification of Louis E. Hallman, III, the Company’s Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of Keith S. Kelson, the Company’s Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Previously filed