Form 10-Q
period 2010-09-30
INSIGHT HEALTH SERVICES HOLDINGS CORP
filed 2010-11-15
CIK 1145238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☑      No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,644,444 shares of common stock as of November 15, 2010.
The number of pages in this Form 10-Q is 52.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Consolidated Balance Sheets as of September 30, 2010 and June 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Losses for the three months ended September 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Operations and Comprehensive Losses for the three months ended September 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6-23

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24-46

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47-48

ITEM 4T. CONTROLS AND PROCEDURES	48

PART II. OTHER INFORMATION

ITEM 1A. LEGAL PROCEEDINGS	49

ITEM 1A. RISK FACTORS	49

ITEM 5. EXHIBITS	50

SIGNATURES	51

EXHIBIT INDEX	52
EX-31.1
EX-31.2
EX-32.1
EX-32.2

ITEM 1. FINANCIAL STATEMENTS
INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in thousands, except share data)

	September 30,	June 30,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,651	$9,056
Trade accounts receivables, net of allowance for contractual adjustments, bad debt, and professional fees of $30,114 and $19,328, respectively	23,428	22,594
Other current assets	7,784	7,845

Total current assets	34,863	39,495

ASSETS HELD FOR SALE	5,343	—
PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $112,606 and $111,436 respectively	70,223	73,315
CASH, restricted	439	319
INVESTMENTS IN PARTNERSHIPS	7,118	7,254
OTHER ASSETS	292	296
GOODWILL AND OTHER INTANGIBLE ASSETS, net	21,820	20,002

	$140,098	$140,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$287,022	$154
Current portion of capital lease obligations	1,304	1,279
Accounts payable and other accrued expenses	22,167	25,275

Total current liabilities	310,493	26,708

LONG-TERM LIABILITIES:
Notes payable, less current portion	1,152	286,199
Capital lease obligations, less current portion	1,863	2,204
Other long-term liabilities	822	764
Deferred income taxes	5,432	5,462

Total long-term liabilities	9,269	294,629

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 10,000,000 shares authorized, 8,644,444 shares issued and outstanding	9	9
Additional paid-in capital	37,627	37,609
Accumulated other comprehensive loss	—	(212)
Accumulated deficit	(220,072)	(220,741)

Total stockholders’ deficit attributable to InSight Health Services Holdings Corp.	(182,436)	(183,335)

Noncontrolling interest	2,772	2,679

Total stockholders’ deficit	(179,664)	(180,656)

	$140,098	$140,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSSES
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
REVENUES:
Contract services	$22,818	$25,024
Patient services	24,843	24,588
Other operations	607	529

Total revenues	48,268	50,141

COSTS OF OPERATIONS:
Costs of services	33,909	32,250
Provision for doubtful accounts	1,103	1,110
Equipment leases	2,861	2,561
Depreciation and amortization	6,658	9,471

Total costs of operations	44,531	45,392

CORPORATE OPERATING EXPENSES	(5,749)	(4,806)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	654	612

INTEREST EXPENSE, net	(6,185)	(6,844)

LOSS ON SALES OF CENTERS	(241)	—

GAIN ON NONMONETARY EXCHANGE	8,717	—

Income (loss) before income taxes	933	(6,289)

PROVISION FOR INCOME TAXES	37	37

Net income (loss)	896	(6,326)

Less: net income attributable to noncontrolling interests	227	266

Net income (loss) attributable to InSight Health Services Holdings Corp.	$669	$(6,592)

COMPREHENSIVE INCOME (LOSS):
Net income (loss) attributable to InSight Health Services Holdings Corp.	$669	$(6,592)
Unrealized income attributable to change in fair value of interest rate contracts	212	88

Comprehensive income (loss) attributable to InSight Health Services Holdings Corp.	$881	$(6,504)

Basic and diluted income (loss) per common share attributable to InSight Health Services Holdings Corp.	$0.08	$(0.76)

Weighted average number of basic and diluted common shares outstanding	8,644	8,644
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in thousands)

	Three Months Ended
	September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$896	$(6,326)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,658	9,471
Amortization of bond discount	1,570	1,412
Share-based compensation	18	18
Equity in earnings of unconsolidated partnerships	(654)	(612)
Distributions from unconsolidated partnerships	790	896
Loss on sales of centers	241	—
Gain on sales of equipment	(228)	(461)
Gain on nonmonetary exchange	(8,717)	—
Deferred income taxes	28	—
Cash (used in) provided by changes in operating assets and liabilities:
Trade accounts receivables, net	(834)	208
Other current assets	55	2,356
Accounts payable and other accrued expenses	(3,159)	(5,496)

Net cash provided by (used in) operating activities	(3,336)	1,466

INVESTING ACTIVITIES:
Proceeds from sales of centers	85	2,721
Proceeds from sales of equipment	910	636
Additions to property and equipment	(2,496)	(6,085)
Decrease (increase) in restricted cash	(120)	1,523

Net cash used in investing activities	(1,621)	(1,205)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	(371)	(472)
Proceeds from issuance of notes payable	306	—
Payment for interest rate cap contract	(106)	—
Distributions to non-controlling interest	(134)	—
Payment for unfavorable contract obligation	(143)
Other	—	(8)

Net cash used in financing activities	(448)	(480)

DECREASE IN CASH AND CASH EQUIVALENTS:	(5,405)	(219)
Cash, beginning of period	9,056	19,640

Cash, end of period	$3,651	$19,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$4,186	$5,456
Income taxes paid	30	49
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Assets exchanged (see Note 7)	8,094	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSIGHT HEALTH SERVICES HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. NATURE OF BUSINESS
All references to “we,” “us,” “our,” “our company” or “the Company” in this quarterly report on Form 10-Q, or Form 10-Q, mean Insight Health Services Holdings Corp., a Delaware corporation, and all entities and subsidiaries owned or controlled by Insight Health Services Holdings Corp. All references to “Holdings” mean Insight Health Services Holdings Corp. by itself. All references to “Insight” mean Insight Health Services Corp., a Delaware corporation and a wholly-owned subsidiary of Holdings, by itself. Through Insight and its subsidiaries, we provide diagnostic imaging services in more than 30 states throughout the United States. Our operations are primarily concentrated in, Arizona, certain markets in California, Texas, New England, the Carolinas, Florida, and the Mid-Atlantic states. Our services are provided through a network of 88 mobile magnetic resonance imaging, or MRI, facilities, one mobile computed tomography, or CT, facility, and 14 mobile positron emission tomography and computed tomography, or PET/CT, facilities (collectively, mobile facilities) and 33 fixed-site MRI centers and 33 multi-modality fixed-site centers (collectively, fixed-site centers). At our multi-modality fixed-site centers, we typically offer other services in addition to MRI, including PET/CT, CT, x-ray, mammography, ultrasound, nuclear medicine and bone densitometry services.
We have three reportable segments: contract services, patient services and other operations. In our contract services segment we generate revenue principally from 98 mobile facilities and 17 fixed-site centers. In our patient services segment we generate revenues principally from 49 fixed-site centers and 5 mobile facilities. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. See additional information regarding our segments in Note 11 “Segment Information” below.
2. LIQUIDITY AND CAPITAL RESOURCES
We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2010, we had total indebtedness of $298.1 million in aggregate principal amount, including $293.5 million of floating rate notes which come due in November 2011. We elected not to make the scheduled November 1, 2010 interest payment on our floating rate notes in order to preserve our cash position. As a result of our not paying the scheduled November 1, 2010 interest payment, there is currently a default under the indenture governing such notes. The 30-day grace period before such non-payment constitutes an event of default under the indenture will expire on December 1, 2010. The non-payment of the scheduled November 1, 2010 interest payment also constitutes an event of default under our revolving credit facility. Because we are in default of our revolving credit facility due to the non-payment of the interest and an impermissible qualification as discussed below, we may not be able to borrow on our credit facility after December 1, 2010. If we do not cure the interest non-payment default that currently exists under the indenture governing our floating rate notes on or prior to December 1, 2010, an event of default will arise under such indenture and the trustee or holders of at least 25% in principal amount of the then outstanding floating rate notes could declare the principal amount, and accrued and unpaid interest, on all outstanding floating rate notes immediately due and payable, therefore we have classified the notes as current. In such an event, we would likely need to seek protection under chapter 11 of the Bankruptcy Code.
In addition, we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Additionally, the opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We were not able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result we are currently not in compliance with the revolving credit facility because of an impermissible qualification default.
On September 20, 2010, we executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the impermissible qualification default under the agreement, as well as the interest payment default that has since arisen, and allow us full access to the revolver until December 1, 2010. If we have not remedied both the impermissible qualification default and the interest payment default by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder, if any, to become immediately due and payable. We did not have any borrowings outstanding on the revolver as of September 30, 2010 and do not currently have any borrowings outstanding on the revolver. We currently have approximately $1.7 million outstanding in letters of credit that would need to be cash collateralized in the event our revolver is eliminated. The amendment reduces the total facility size from $30 million to $20 million and reduces the letter of credit limit from $15 million to $5 million, and also increases our interest rate on outstanding borrowings to Prime +2.75% or LIBOR +3.75%, at our discretion. The unused line fee is increased to 0.75%.
In any event, we will need to restructure or refinance all or a portion of our indebtedness on or before maturity of such indebtedness. In the event such steps are not successful in enabling us to meet our liquidity needs or to restructure or refinance our outstanding indebtedness when due, we would likely need to seek protection under chapter 11 of the Bankruptcy Code. We have engaged Jefferies & Company and are working closely with them to develop and finalize a restructuring plan to significantly reduce our outstanding debt and improve our cash and liquidity position. We are in discussions with holders of a significant amount of the principal amount outstanding of our floating rate notes regarding a possible restructuring of our floating rate notes as part of our previously announced plan to develop and finalize a restructuring plan to significantly reduce our outstanding debt and improve our cash and liquidity position. However we can give no assurances that we will be able to restructure the floating rate notes on commercially reasonable terms or on terms favorable to us, or at all. The floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able cure the existing default under the indenture governing the floating rate notes, meet our interest payment obligations on the floating rate notes in the future, refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness, and cause a material adverse effect on our liquidity and financial condition. Any such default would likely require us to seek protection under chapter 11 of the Bankruptcy Code. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations and have a material adverse effect on our results of operations.

3. INTERIM FINANCIAL STATEMENTS
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and note disclosures necessary for a fair presentation of consolidated financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included as part of our annual report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission, or SEC. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of results for the period have been included. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of the results to be achieved for the full fiscal year.
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
Goodwill and other intangible assets are as follows (amounts in thousands) (unaudited):

	September 30, 2010		June 30, 2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Value	Amortization	Value	Amortization
Amortized intangible assets:
Wholesale contracts	$7,800	$4,940	$7,800	$4,550
Customer relationships	3,800	159	3,800	117

Total amortized intangible assets	11,600	5,099	11,600	4,667

Unamortized goodwill and intangible assets:
Goodwill (1)	4,850	—	1,618	—
Trademark	3,437	—	3,600	—
Certificates of need (2)	7,032	—	7,851	—

Total unamortized intangible assets	15,319	—	13,069	—

Total goodwill and other intangible assets	$26,919	$5,099	$24,669	$4,667

(1)	The increase in goodwill of $3.2 million is due to the acquisition of the eight fixed-site centers ($6.9 million), discussed in Note 7, partially offset by the amount within assets held for sale ($3.7 million), discussed in Note 8.

(2)	The decrease in certificates of need of $0.8 million is related to the sale of three mobile units, discussed within Note 7.
Amortization of intangible assets was approximately $0.4 million for the three months ended September 30, 2010 and 2009.
Estimated remaining amortization expense for each of the fiscal years ending June 30, are as follows (amounts in thousands) (unaudited):

2011	$1,261
2012	1,681
2013	251
2014	121
2015	121
Thereafter	3,066

Total	$6,501

6. NOTES PAYABLE
     We elected not to pay the scheduled November 1, 2010 interest payment in the amount of approximately $4.2 million on our senior secured floating rate notes due 2011 (“floating rate notes”). As a result of our not paying the scheduled November 1, 2010 interest payment, there is currently a default under the indenture governing such floating rate notes. The 30-day grace period before such non-payment constitutes an event of default under the indenture will expire on December 1, 2010. Following December 1, 2010, the trustee or holders of at least 25% in principal amount of the then outstanding floating rate notes could declare the principal amount, and accrued and unpaid interest, on all outstanding floating rate notes to be immediately due and payable, therefore we have classified the floating rate notes as current.
     As of September 30, 2010, we had total indebtedness of $298.1 million in aggregate principal amount, including $293.5 million of floating rate notes which come due in November 2011. We elected not to make the scheduled November 1, 2010 interest on our floating rate notes in order to preserve our cash position. We may not be able to access our existing revolver if we are in default under our revolving credit agreement and our lender refuses to extend the forbearance period beyond December 1, 2010. Furthermore, if we do not cure the interest non-payment default that currently exists under the indenture governing our floating rate notes on or prior to December 1, 2010, an event of default will arise under such indenture and the trustee or holders of at least 25% in principal amount of the then outstanding floating rate notes could declare the principal amount, and accrued and unpaid interest, on all outstanding floating rate notes immediately due and payable, therefore, we have classified the notes as current. In such an event, we would likely need to seek protection under chapter 11 of the Bankruptcy Code.
     The fair value of the floating rate notes as of September 30, 2010 was approximately $94.3 million based on the quoted market price on that date.
     Holdings’ and Insight’s wholly owned subsidiaries unconditionally guarantee all of Insight’s obligations under the indenture for the floating rate notes. The floating rate notes are secured by a first priority lien on substantially all of Insight’s and the guarantors’ existing and future tangible and intangible personal property including, without limitation, equipment, certain real property, certain contracts and intellectual property and a cash account related to the foregoing but are not secured by a lien on our accounts receivables and related assets, cash accounts related to receivables and certain other assets. In addition, the floating rate notes are secured by a portion of Insight’s stock and the stock or other equity interests of Insight’s subsidiaries.
     Through certain of Insight’s wholly owned subsidiaries, we have an asset-based revolving credit facility of up to $20 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A., as collateral and administrative agent. This facility was recently amended as described below. As of September 30, 2010, we had approximately $13.5 million of availability under the credit facility, based on our borrowing base. As a result of our current fixed charge coverage ratio, we would only be able to borrow $6.0 million of the $13.5 million of availability under the borrowing base, in the event that our liquidity, as defined in the credit facility agreement, falls below the $7.5 million. At September 30, 2010, there were no borrowings outstanding under the credit facility; however, there were letters of credit of approximately $1.6 million outstanding under the credit facility.
     On September 20, 2010, we entered into the First Amendment to our Second Amended and Restated Loan and Security Agreement (the “Amendment”). The opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We were not able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result, we were not in compliance with the revolving credit facility because of an impermissible qualification default. Pursuant to the Amendment, the lender has agreed not to enforce an impermissible qualification default under the agreement (as well as the interest payment default that has arisen because we did not make the scheduled November 1, 2010 interest payment on the floating rate notes) and allow us full access to the revolver until December 1, 2010. If we have not remedied this noncompliance (and the interest payment default, if such arises) by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder to become immediately due and payable and any outstanding letters of credit, currently $1.6 million, would need to be cash collateralized. The amendment reduces the total facility size from $30 million to $20 million and reduces the letter of credit limit from $15 million to $5 million and also increases our interest rate on outstanding borrowings to prime + 2.75% or Libor + 3.75% at our discretion. The unused line fee is increased to 0.75%. We paid a $50,000 one-time fee upon execution of the amendment.
     The agreements governing our credit facility and floating rate notes contain restrictions on, among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.

7. ACQUISITIONS
     In July, 2010 we acquired eight fixed-site imaging centers in the Phoenix, Arizona, El Paso, Texas, and Las Cruces, New Mexico areas for $8.5 million from subsidiaries of MedQuest, Inc. and Novant Health, Inc. In a separate transaction on September 30, 2010, we sold three mobile imaging assets in North Carolina for $9.2 million, of which $0.6 million was received in cash, to an affiliate of MedQuest, Inc. and Novant Health, Inc. Acquisition-related transaction costs were $0.2 million and expensed as incurred. Due to the proximity in time of the purchase and sale transaction, and that the two transactions were of similar value, the counterparties determined to settle only the net difference of $0.6 million in cash. In accordance with ASC 805, we accounted for the purchase and sale transactions as a nonmonetary exchange of businesses and recorded a gain on nonmonetary exchange of $8.7 million. The allocation of intangible assets is provisional pending finalization of the valuation. The excess of purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $6.9 million, which was not deductible for tax purposes, representing primarily the value of synergies expected from the transaction. The goodwill was reported in our patient services business segment.

Gain Recognized
Fair Value of assets received	$9,200
Cash Received	622
Less Book Value of assets given up	(1,105)

Gain recognized	$8,717

8. ASSETS HELD FOR SALE
     In August 2010, we made the decision to sell certain assets related to five fixed-site centers in El Paso, Texas; one fixed-site center in Las Cruces, New Mexico, and one fixed-site center in Pleasanton, California for an amount expected to be equal to their then current carrying amount. On September 30, 2010 we signed a purchase agreement with a hospital group to sell these centers. Four of these fixed-site centers were acquired as part of our July 23, 2010 acquisition. As a result, we reclassified the associated assets to “Assets held for sale” on our consolidated balance sheet as of September 30, 2010. We ceased depreciating the assets at these five fixed-site centers at the time they were classified as held for sale.
     The following table presents the carrying amount as of September 30, 2010 of the major classes of assets held for sale (amounts in thousands):

Property and equipment, net	$1,669
Goodwill and Intangibles	3,674

Total assets held for sale	5,343

Deferred income taxes	22

Total liabilities held for sale (1)	$22

(1)	Included within other long-term liabilities on the consolidated balance sheet
9. SHARE-BASED COMPENSATION
A summary of the status of options for shares of Holdings’ common stock at September 30, 2010 and changes during the period is presented below (unaudited):

				Weighted
			Weighted	Average
		Weighted	Average	Remaining
	Number of	Average	Grant Date	Contractual
	Options	Exercise Price	Fair Value	Term (years)
Outstanding, June 30, 2010	789,096	$0.50	$0.48	8.18
Granted	—	—	—

Outstanding, September 30, 2010	789,096	$0.50	$0.48	8.73

Exercisable at June 30, 2010	128,064	$1.09
Exercisable at September 30, 2010	128,064	$1.09

Of the options outstanding at September 30, 2010, the characteristics are as follows (unaudited):

Exercise Price	Weighted Average	Options	Total Options	Remaining Contractual
Range	Exercise Price	Exercisable	Outstanding	Life
$0.15	$0.15	—	40,000	9.25 years
0.14	0.14	—	40,000	9.25 years
0.15	0.15	—	70,000	8.17 years
0.36	0.36	—	447,000	7.92 years
1.01	1.01	64,032	96,048	7.58 years
1.16	1.16	64,032	96,048	7.58 years

		128,064	789,096

10. INCOME TAXES
As of September 30, 2010, we had federal net operating loss, or NOL, carryforwards of $161.7 million and various state NOL carryforwards. These NOL carryforwards expire between 2010 and 2030. On August 1, 2007 a confirmed plan of reorganization and cancellation of indebtedness for Holdings and Insight became effective. Future utilization of NOL carryforwards are limited by Internal Revenue Code section 382 and related provisions as a result of the change in control that occurred. Approximately $105.8 million of the NOL is subject to a limitation as a result of the change of ownership that occurred on August 1, 2007. The annual limitation from 2008 through 2012 is $9.7 million and from 2013 through 2027 is $3.2 million. As discussed in Note 2 of the financial statements, the Company is currently reviewing financing alternatives, including potential filing for protection under the Bankruptcy Code. The NOL carryforwards and also the Company’s ability to utilize the NOL carry forwards could be materially impacted by many of the alternatives the Company is considering.
A valuation allowance is provided against net deferred tax assets when it is more likely than not that the net deferred tax asset will not be realized. Based upon (1) our losses in recent years, (2) impairment charges recorded in fiscal years 2010, 2009, 2008 and 2007 and (3) the available evidence, management determined that it is more likely than not that the net deferred tax assets will not be realized. Consequently, we have a full valuation allowance against such net deferred tax assets. In determining the net asset subject to a valuation allowance, we excluded the deferred tax liability related to our indefinite-lived other intangible assets that is not expected to reverse in the foreseeable future resulting in a net deferred tax liability of $5.4 million after application of the valuation allowance as of September 30, 2010. The valuation allowance may be reduced in the future if we forecast and realize future taxable income or other tax planning strategies are implemented. Future reversals of this valuation allowance recorded will be recorded as an income tax benefit.
The liability for income taxes associated with uncertain tax positions was $0.8 for the three months ended September 30, 2010 and June 30, 2010, and is included in other long-term liabilities. This amount, if not required, would favorably affect our effective tax rate. We recognize interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. For the quarter ended September 30, 2010, we recognized a tax benefit of cost $0.1 million associated with interest on the uncertain tax positions. As of September 30, 2010, all material federal and state income tax matters have been concluded through June 30, 2004.
11. SEGMENT INFORMATION
We have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided. Contract services consist of centers (primarily mobile units) which generate revenues from fee-for-service arrangements and fixed-fee contracts billed directly to our healthcare provider customers, such as hospitals, which we refer to as wholesale operations. We internally handle the billing and collections for our contract services at relatively low cost, and we do not bear the direct risk of collections from third party-payors or patients. Patient services consist of centers (mainly fixed-sites) that primarily generate revenues from services billed, on a fee-for-service basis, directly to patients or third-party payors, such as Medicare, Medicaid and health maintenance organizations, which we refer to as our retail operations. We have primarily outsourced the billing and collections for our patient services to Dell Perot Systems, and we bear the direct risk of collections from third-party payors and patients. We allocate corporate overhead, depreciation related to our billing system and income taxes to other operations. Other operations generate revenues primarily from agreements with customers to provide management services, which could include field operations, billing and collections and accounting and other office services. We refer to this revenue as generated from our solutions business. Other operations include all unallocated corporate expenses. We manage cash flows and assets on a consolidated basis, and not by segment.

The following tables summarize our operating results by segment (amounts in thousands) (unaudited):

	Contract	Patient	Other
Three months ended September 30, 2010:	services	Services	Operations	Consolidated
Total revenues	$22,818	$24,843	$607	$48,268

Equipment leases	2,335	526	—	2,861
Depreciation and amortization	3,495	2,753	410	6,658
Total costs of operations	19,051	24,763	717	44,531
Corporate operating expenses	—	—	(5,749)	(5,749)
Equity in earnings of unconsolidated partnerships	185	469	—	654
Interest expense, net	(44)	(90)	(6,051)	(6,185)
Loss on sales of centers	—	(241)	—	(241)
Gain on nonmonetary exchange	8,717	—	—	8,717
Income (loss) before income taxes	12,625	218	(11,910)	933

Net additions to property and equipment	1,087	220	702	2,009

	Contract	Patient	Other
Three months ended September 30, 2009:	Services	Services	Operations	Consolidated
Total Revenues	$25,024	$24,588	$529	$50,141

Equipment leases	2,009	560	(8)	2,561
Depreciation and amortization	5,618	3,188	665	9,471
Total costs of operations	21,217	23,386	789	45,392
Corporate operating expenses	—	—	(4,806)	(4,806)
Equity in earnings of unconsolidated partnerships	151	461	—	612
Interest expense, net	(193)	(167)	(6,484)	(6,844)
Income (loss) before income taxes	3,765	1,496	(11,550)	(6,289)

Net additions to property and equipment	3,308	1,873	726	5,907

12. NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 810 “Amendments to FASB Interpretation No. 46(R)” formerly SFAS No. 167 (ASC 810) enhances the current guidance for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We adopted ASC 810 on July 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
In September 2009, the FASB issued ASU 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this standard on July 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
13. (LOSS) INCOME PER COMMON SHARE
We report basic and diluted earnings per share, or EPS, for our common stock. Basic EPS is computed by dividing reported earnings by the weighted average number of common shares outstanding during the respective period. Diluted EPS is computed by adding to the weighted average number of common shares the dilutive effect of stock options. There were no adjustments to net income (loss) (the numerator) for purposes of computing EPS. The calculation of diluted EPS is the same as basic EPS.

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
15. RECONCILIATION OF TOTAL STOCKHOLDERS’ EQUITY
The following tables summarize the changes in consolidated stockholders’ equity, including noncontrolling interest, in accordance with ASC 805 for the three months ended September 30, 2010 and 2009 (amounts in thousands, except share data) (unaudited):

				Accumulated
			Additional	Other		InSight		Total
	Common Stock		Paid-In	Comprehensive	Retained	Health Services	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Holdings Corp.	Interest	Equity
BALANCE AT JUNE 30, 2010	8,644,444	$9	$37,609	$(212)	$(220,741)	$(183,335)	$2,679	$(180,656)

Net income (loss)	—	—	—	—	669	669	227	896

Share-based compensation	—	—	18	—	—	18	—	18

Net contributions	—	—	—	—	—	—	(134)	(134)

Other comprehensive income:
Unrealized income attributable to change in fair value of interest rate contracts	—	—	—	212	—	212	—	212

Comprehensive loss						881

BALANCE AT SEPTEMBER 30, 2010	8,644,444	$9	$37,627	$—	$(220,072)	$(182,436)	$2,772	$(179,664)

				Accumulated
			Additional	Other		InSight		Total
	Common Stock		Paid-In	Comprehensive	Retained	Health Services	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Holdings Corp	Interest	Equity
BALANCE AT JUNE 30, 2009	8,644,444	$9	$37,536	$(2,528)	$(188,939)	$(153,922)	$1,784	$(152,138)

Net income (loss)	—	—	—	—	(6,592)	(6,592)	266	(6,326)

Share-based compensation	—	—	18	—	—	18	—	18

Net distributions	—	—	—	—	—	—	(8)	(8)

Other comprehensive income:
Unrealized income attributable to change in fair value of derivative	—	—	—	88	—	88	—	88

Comprehensive loss						(6,504)

BALANCE AT SEPTEMBER 30, 2009	8,644,444	$9	$37,554	$(2,440)	$(195,531)	$(160,408)	$2,042	$(158,366)

16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
Holdings and all of InSight’s 100% owned subsidiaries, or guarantor subsidiaries, guarantee InSight’s payment obligations under the floating rate notes (Note 6). These guarantees are full, unconditional and joint and several. The following condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial statements of guarantors and issuers of guaranteed securities registered or being registered.” We account for our investment in InSight and its subsidiaries under the equity method of accounting. Dividends from InSight to Holdings are restricted under the agreements governing our material indebtedness. This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States.
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
September 30, 2010
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$946	$2,705	$—	$3,651
Trade accounts receivables, net	—	—	21,331	2,097	—	23,428
Other current assets	—	—	7,479	305	—	7,784
Intercompany accounts receivable	37,636	286,789	2,967	—	(327,392)	—

Total current assets	37,636	286,789	32,723	5,107	(327,392)	34,863
Assets held for sale	—	—	5,343	—	—	5,343
Property and equipment, net	—	—	64,090	6,133	—	70,223
Cash, restricted	—	—	439	—	—	439
Investments in partnerships	—	—	7,118	—	—	7,118
Investments in consolidated subsidiaries	(220,072)	(220,072)	6,386	—	433,758	—
Other assets	—	—	292	—	—	292
Goodwill and other intangible assets, net	—	—	16,960	4,860	—	21,820

	$(182,436)	$66,717	$133,351	$16,100	$106,366	$140,098

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$286,789	$574	$963	$—	$288,326
Accounts payable and other accrued expenses	—	—	20,998	1,169	—	22,167
Intercompany accounts payable	—	—	324,425	2,967	(327,392)	—

Total current liabilities	—	286,789	345,997	5,099	(327,392)	310,493
Notes payable and capital lease obligations, less current portion	—	—	1,172	1,843	—	3,015
Other long-term liabilities	—	—	6,254	—	—	6,254
Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp	(182,436)	(220,072)	(220,072)	6,386	433,758	(182,436)
Noncontrolling interest	—	—	—	2,772	—	2,772

Total stockholders’ equity (deficit)	(182,436)	(220,072)	(220,072)	9,158	433,758	(179,664)

	$(182,436)	$66,717	$133,351	$16,100	$106,366	$140,098

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET (Unaudited)
JUNE 30, 2010
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$6,706	$2,350	$—	$9,056
Trade accounts receivables, net	—	—	19,999	2,595	—	22,594
Other current assets	—	—	7,689	156	—	7,845
Intercompany accounts receivable	37,617	285,318	2,892	—	(325,827)	—

Total current assets	37,617	285,318	37,286	5,101	(325,827)	39,495
Property and equipment, net	—	—	67,379	5,936	—	73,315
Cash, restricted	—	—	319	—	—	319
Investments in partnerships	—	—	7,254	—	—	7,254
Investments in consolidated subsidiaries	(220,952)	(220,952)	6,168	—	435,736	—
Other assets	—	—	296	—	—	296
Goodwill and other intangible assets, net	—	—	15,142	4,860	—	20,002

	$(183,335)	$64,366	$133,844	$15,897	$109,909	$140,681

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable and capital lease obligations	$—	$—	$487	$946	$—	$1,433
Accounts payable and other accrued expenses	—	—	24,153	1,122	—	25,275
Intercompany accounts payable	—	—	322,934	2,893	(325,827)	—

Total current liabilities	—	—	347,574	4,961	(325,827)	26,708
Notes payable and capital lease obligations, less current portion	—	285,318	996	2,089	—	288,403
Other long-term liabilities	—	—	6,226	—	—	6,226
Total stockholders’ equity (deficit) attributable to InSight Health Services Holdings Corp	(183,335)	(220,952)	(220,952)	6,168	435,736	(183,335)
Noncontrolling interest	—	—	—	2,679	—	2,679

Total stockholders’ equity (deficit)	(183,335)	(220,952)	(220,952)	8,847	435,736	(180,656)

	$(183,335)	$64,366	$133,844	$15,897	$109,909	$140,681

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	$—	$—	$43,334	$4,934	$—	$48,268
Costs of services	—	—	30,818	3,091	—	33,909
Provision for doubtful accounts	—	—	936	167	—	1,103
Equipment leases	—	—	2,619	242	—	2,861
Depreciation and amortization	—	—	6,106	552	—	6,658

Costs of operations	—	—	40,479	4,052	—	44,531

Corporate operating expenses	(18)	—	(5,731)	—	—	(5,749)

Equity in earnings of unconsolidated partnerships	—	—	654	—	—	654

Interest expense, net	—	—	(6,121)	(64)	—	(6,185)

Loss on sales of centers	—	—	(241)	—	—	(241)

Gain on nonmonetary exchange	—	—	8,717	—	—	8,717

Income (loss) before income taxes	(18)	—	133	818	—	933

Provision for income taxes	—	—	37	—	—	37

Income (loss) before equity in loss of consolidated subsidiaries	(18)	—	96	818	—	896

Equity in gain (loss) of consolidated subsidiaries	687	687	591	—	(1,965)	—

Net income (loss)	669	687	687	818	(1,965)	896

Less: net income attributable to noncontrolling interests	—	—	—	227	—	227

Net income (loss) attributable to InSight Health Services Corp.	$669	$687	$687	$591	$(1,965)	$669

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATION	CONSOLIDATED
Total revenues	—	—	45,446	4,695	—	50,141
Costs of services			29,487	2,763	—	32,250
Provision for doubtful accounts			953	157	—	1,110
Equipment leases			2,367	194	—	2,561
Depreciation and amortization	—	—	8,920	551	—	9,471

Costs of operations	—	—	41,727	3,665	—	45,392

Corporate operating expenses	(18)	—	(4,788)	—	—	(4,806)

Equity in earnings of unconsolidated partnerships	—	—	612	—	—	612

Interest expense, net	—	—	(6,774)	(70)	—	(6,844)

Income (loss) before income taxes	(18)	—	(7,231)	960	—	(6,289)

Provision for income taxes	—	—	37	—	—	37

Income (loss) before equity in loss of consolidated subsidiaries	(18)	—	(7,268)	960	—	(6,326)

Equity in loss of consolidated subsidiaries	(6,574)	(6,574)	694	—	12,454	—

Net (loss) income	(6,592)	(6,574)	(6,574)	960	12,454	(6,326)

Less: net income attributable to noncontrolling interests	—	—	—	266	—	266

Net loss attributable to InSight Health Services Corp.	$(6,592)	$(6,574)	$(6,574)	$694	$12,454	$(6,592)

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$669	$687	$687	$818	$(1,965)	$896
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	6,106	552	—	6,658
Amortization of bond discount	—	—	1,570	—	—	1,570
Share-based compensation	18	—	—	—	—	18
Equity in earnings of unconsolidated partnerships	—	—	(654)	—	—	(654)
Distributions from unconsolidated partnerships	—	—	790	—	—	790
Gain on sales of equipment	—	—	(228)	—	—	(228)
Loss on sales of centers	—	—	241	—	—	241
Gain on nonmonetary exchange	—	—	(8,717)	—	—	(8,717)
Equity in (loss) income of consolidated subsidiaries	(687)	(687)	(591)	—	1,965	—
Deferred income taxes	—	—	28	—	—	28
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	(1,332)	498	—	(834)
Intercompany receivables, net	—	99	200	(299)	—	—
Other current assets	—	—	204	(149)	—	55
Accounts payable and other accrued expenses	—	—	(3,349)	190	—	(3,159)

Net cash (used in) provided by operating activities	—	99	(5,045)	1,610	—	(3,336)

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	85	—	—	85
Proceeds from sales of equipment	—	—	910	—	—	910
Additions to property and equipment	—	—	(1,747)	(749)	—	(2,496)
Decrease in restricted cash	—	—	(120)	—	—	(120)

Net cash used in investing activities	—	—	(872)	(749)	—	(1,621)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	(99)	263	(535)	—	(371)
Proceeds from issuance of debt obligations	—	—	—	306	—	306
Payment for interest rate cap contract	—	—	(106)	—	—	(106)
Distributions to non-controlling interest	—	—	—	(134)	—	(134)
Payment for unfavorable contract obligation	—	—	—	(143)	—	(143)

Net cash (used in) provided by financing activities	—	(99)	157	(506)	—	(448)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	—	(5,760)	355	—	(5,405)
Cash, beginning of period	—	—	6,706	2,350	—	9,056

Cash, end of period	$—	$—	$946	$2,705	$—	$3,651

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
(Amounts in thousands)

			GUARANTOR	NON-GUARANTOR
	HOLDINGS	INSIGHT	SUBSIDIARIES	SUBSIDIARIES	ELIMINATIONS	CONSOLIDATED
OPERATING ACTIVITIES:
Net (loss) income	$(6,592)	$(6,574)	$(6,574)	$960	$12,454	$(6,326)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	—	8,920	551	—	9,471
Amortization of bond discount	—	—	1,412	—	—	1,412
Share-based compensation	18	—	—	—	—	18
Equity in earnings of unconsolidated partnerships	—	—	(612)	—	—	(612)
Distributions from unconsolidated partnerships	—	—	896	—	—	896
Gain on sales of centers	—	—	—	—	—	—
Gain on sales of equipment	—	—	(461)	—	—	(461)
Gain on purchase of notes payable	—	—	—	—	—	—
Equity in loss of consolidated subsidiaries	6,574	6,574	(694)	—	(12,454)	—
Changes in operating assets and liabilities:
Trade accounts receivables, net	—	—	593	(385)	—	208
Intercompany receivables, net	—	—	(24)	24	—	—
Other current assets	—	—	2,327	29	—	2,356
Accounts payable and other accrued expenses	—	—	(5,396)	(100)	—	(5,496)

Net cash provided by (used in) operating activities	—	—	387	1,079	—	1,466

INVESTING ACTIVITIES:
Proceeds from sales of centers	—	—	2,721	—	—	2,721
Proceeds from sales of equipment	—	—	636	—	—	636
Additions to property and equipment	—	—	(4,398)	(1,687)	—	(6,085)
Increase in restricted cash	—	—	1,523	—	—	1,523
Other	—	—	—	—	—	—

Net cash provided by (used in) investing activities	—	—	482	(1,687)	—	(1,205)

FINANCING ACTIVITIES:
Principal payments of notes payable and capital lease obligations	—	—	(235)	(237)	—	(472)
Other	—	—	(8)	—	—	(8)

Net cash used in financing activities	—	—	(243)	(237)	—	(480)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	626	(845)	—	(219)
Cash, beginning of period	—	—	17,443	2,197	—	19,640

Cash, end of period	$—	$—	$18,069	$1,352	$—	$19,421

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
There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in this Form 10-Q. Important factors that could cause our actual results to differ materially from the forward-looking statements made in this Form 10-Q are described herein, including the factors described and incorporated by reference from our annual report on form 10-K in Part II, Item 1A. “Risk Factors” and the following:
•	our ability to successfully implement our core market strategy;
•	overcapacity and competition in our markets;
•	reductions, limitations and delays in reimbursement by third-party payors;
•	contract renewals and financial stability of customers;
•	changes in the nature of commercial health insurance arrangements, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and co-payments;
•	conditions within the healthcare environment;
•	the potential for rapid and significant changes in technology and their effect on our operations;
•	operating, legal, governmental and regulatory risks;
•	conditions within the capital markets, including liquidity and interest rates;
•	economic (including financial and employment markets), political and competitive forces affecting our business, and the country’s economic condition as a whole;
•	our inability to refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due; and
•	our inability to cure or otherwise resolve existing and continuing events of default under our revolving credit agreement and the indenture governing the floating rate notes.

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
As of September 30, 2010, our network consists of 66 fixed-site centers and 103 mobile facilities. This combination allows us to provide a full range of imaging services to better meet the varying needs of our customers. Our fixed-site centers include freestanding centers and joint ventures with hospitals and radiology groups. Our mobile facilities provide hospitals and physician groups access to imaging technologies when they lack either the resources or patient volume to provide their own imaging services or require incremental capacity. We do not engage in the practice of medicine, instead we contract with radiologists to provide professional services, including supervision, interpretation and quality assurance. We have three reportable segments; contract services, patient services and other operations. Please see below for a discussion of our segments. In our contract services segment we generate revenue principally from 98 mobile units and 17 fixed sites. In our patient services segment we generate revenues principally from 49 fixed-site centers and 5 mobile units. In our other operations segment, we generate revenues principally from agreements with customers to provide management services and technical solutions.
We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2010, we had total indebtedness of $298.1 million in aggregate principal amount, including $293.5 million of floating rate notes which come due in November 2011. While we believe that future net cash provided by operating activities will be adequate to meet our operating cash and interest service requirements through December 1, 2010 we elected not to make the scheduled November 1, 2010 interest payment on our floating rate notes in order to preserve our cash position. Additionally, because we are in default of our revolving credit facility, (see “Financial Condition, Liquidity and Capital Resources”, below) we may not be able to borrow on our credit facility after December 1, 2010. If our cash requirements continue to exceed the cash provided by our operating activities, then we would look to our cash balance, proceeds from asset sales and revolving credit line to satisfy those needs. Furthermore, if we do not cure the interest non-payment default that currently exists under the indenture governing our floating rate notes on or prior to December 1, 2010, an event of default will arise under such indenture and the trustee or holders of at least 25% in principal amount of the then outstanding floating rate notes could declare the principal amount, and accrued and unpaid interest, on all outstanding floating rate notes immediately due and payable. In such an event, we would likely need to seek protection under chapter 11 of the Bankruptcy Code.
The diagnostic imaging industry has grown, and we believe will continue to grow, because of (1) an aging population, (2) the increasing acceptance of diagnostic imaging, particularly PET/CT and (3) expanding applications of CT, MRI and PET technologies. Notwithstanding the growth in the industry, as a result of the various factors that affect our industry generally and our business specifically, we have experienced declines in Adjusted EBITDA as compared to prior fiscal year periods (see our definition of Adjusted EBITDA and reconciliation of net cash provided by operating activities to Adjusted EBITDA in the subsection “Financial Condition, Liquidity and Capital Resources” below). Adjusted EBITDA for three months ended September 30, 2010 declined approximately 48.0% as compared to our Adjusted EBITDA for the three months ended September 30, 2009. Our Adjusted EBITDA for fiscal 2010 declined approximately 25.7% as compared to our Adjusted EBITDA for the year ended June 30, 2009. We have had a negative historical trend of declining Adjusted EBITDA for the past six fiscal years, which may continue and be exacerbated by negative effects of the country’s economic condition, increased competition in our contract services segment and the reimbursement reductions discussed in the subsection “Reimbursement” below.
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
•	During fiscal 2009, we sold eight fixed-site centers (six in California, one in Illinois and one in Tennessee), and equity interests in three joint ventures that operated five fixed-site centers (four in New York and one in California and we closed three fixed-site centers (two in California and one in Arizona).
•	During fiscal 2009, we acquired two fixed-site centers in Boston, Massachusetts and two fixed-site centers in Phoenix, Arizona.
•	During fiscal 2010, we expanded our presence in two regional markets: Texas and the Mid-Atlantic states. In March, 2010 we acquired an equity interest in a joint venture that operates a fixed-site center in the Dallas/Fort Worth, Texas area. In May, 2010 we acquired two fixed-site centers through a joint venture in the Toms River, New Jersey area.
•	During fiscal 2010, we sold three fixed-site centers (two in Pennsylvania and one in California), and closed two fixed-site centers (one in California and one in Arizona).
•	In July, 2010 we expanded our presence in the Arizona market by acquiring eight fixed-site centers of which four are located in the Phoenix, Arizona area. Also, we sold one fixed-site center in California and three contract services mobile facilities in North Carolina.
•	In September, 2010 we signed a definitive agreement to sell five fixed site centers in El Paso, Texas; one fixed site center in Las Cruces, New Mexico, and one fixed site center in Pleasanton, California. Because they are not located in our core markets, four of the centers we will be selling were part of our July, 2010 acquisition.
Contract Services Strategy
Within our contract services segment we have pursued a strategy based on optimizing our mobile MRI and PET/CT routes, and of converting strategic mobile imaging customers to fixed-site accounts. We have targeted our contract services sales efforts in regions where we have an existing presence, taking into account such factors as demographic and population trends, utilization and reimbursement rates, existing and potential market share, the potential for profitability and return on assets, competition within the surrounding area and regulatory restrictions, such as certificates of need, which provide a barrier to competition.
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
In February 2009, we entered into a seven-year agreement with Dell Perot Systems to provide enhanced revenue cycle services and assist in the implementation of upgraded technology and IT services, which will provide new technology to manage our back-office billing, accounts receivable and collections functions. As a result of this agreement, we terminated certain employees and transitioned certain other employees to Dell Perot Systems. We implemented the revenue cycle services in June 2009 and we expect to implement the new upgraded technology and IT services in the first half of fiscal year 2011. We estimate start-up costs (excluding internal capitalized salary costs) of this initiative to be approximately $3.8 million (including $3.3 million of capital expenditures), of which $3.4 million (including $2.9 million of capital expenditure) has been incurred as of September 30, 2010.
In addition to our traditional offerings of equipment and management services, we believe that we have the ability to offer packaged technology solutions to hospitals and other medical imaging services providers. Besides our traditional offerings, we offer these customers a broad spectrum of systems and services, including, but not limited to, image archiving and Picture Archiving Communication System (PACS) services, patient registration portals, radiology information systems, receivables and collections management services, and financial and operational tools. We launched our solutions initiative in fiscal 2010 and we recently extended four contracts with existing customers and implemented a new contract.
Segments
Our business segments are based on how our chief operating decision maker views the business and assesses the performance of our business managers. We now have three reportable segments: contract services, patient services and other operations, which are business units defined primarily by the type of service provided:
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
Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Physician Fee Schedule, or MPFS. The MPFS is updated on an annual basis. Several years ago, CMS reduced the reimbursement for certain diagnostic procedures performed together on the same day. They did so by modifying Medicare to pay 100% of the technical component of the higher priced procedure and 75% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the recently enacted Patient Protection and Affordable Care Act, (“PPACA”), CMS further reduced the payment for contiguous body parts within the same session from 75% to 50% for the technical component of CT, MRI and ultrasound services, effective July 1, 2010. These reductions in payment by CMS may adversely impact our financial condition and results of operations since they result in lower reimbursement for our services and the services of our non-hospital clients. In fact, on November 2, 2010, CMS issued the 2011 MPFS final rule (the “2011 Final Rule”). Under the 2011 Final Rule, CMS is now proposing to apply this payment reduction to the technical component of all studies of these three imaging modalities that are performed on a patient in the same session.
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
We have also experienced and will experience in the future, Medicare reimbursement reductions resulting from annual changes to the MPFS. Medicare reimbursement rates under the MPFS are calculated in accordance with a statutory formula that is modified each year. This formula has two key components that establish our reimbursement rates for each type of procedure; 1) Relative Value Units (RVUs), which measure the relative complexity and expense associated with each procedure, and 2) the Conversion Factor (CF), a dollar amount that is the same for all procedures, and by which the RVU value is multiplied to establish the payment rate.
On Nov. 25, 2009, CMS released the 2010 MPFS final rule (the “2010 Final Rule”) which updated the payment policies and rates for the MPFS, for calendar year 2010. . The 2010 Final Rule included a number of changes to the physician payment formulae that resulted in reductions in the RVUs and payment rates for many MRI and CT procedures. One change was to increase the usage assumptions from the current 50% usage rate to a 90% usage rate that was to be phased in over a four year period, from 2010 through 2013. Additional changes to certain RVUs, also scheduled to phase in over a four-year period, included downward adjustments to the practice expenses and malpractice expenses associated with many imaging procedures. The 2010 Final Rule was superseded, however, by passage of PPACA, but only with respect to the usage assumptions. All other CMS issued updates, including the adjustments to practice expense and malpractice expense for 2010 remain in effect. Under PPACA, beginning

Jan. 1, 2011, the usage rate assumption for diagnostic imaging equipment priced at more than $1 million will be set at 75% for 2011 and subsequent years, rather than phasing in over four years to a rate of 90%.
The 2011 Final Rule updates the payment policies and rates for the MPFS for calendar year 2011, and reflects the changes made in the 2010 Final Rule and the changes made in the PPACA. For our fiscal year ended June 30, 2010, Medicare revenues represented $17.6 million, or approximately 9.7% of our total revenues for such period. Based on our analysis of the 2011 Final Rule, the changes to RVU values scheduled to take effect on January 1, 2011, will have an immaterial impact on our Medicare revenues.
In addition to the adjustments to RVU values discussed above, for calendar years 2008, 2009 and 2010, CMS published regulations decreasing the fee schedule rates by 10.1% 5.4% and 21.2% respectively, due principally to a reduction in the Conversion Factor that is statutorily-mandated by what is known as the “sustainable growth rate (SGR). In each instance, Congress enacted legislation preventing the decreases that would have resulted from the SGR from taking effect, and on June 25, 2010, the “Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010” prevented the rate reduction and also established a 2.2% payment rate increase to the MPFS retroactive from June 1 through Nov. 30, 2010.
Under the 2011 Final Rule, CMS again proposes to reduce rates by 24.9% between November 2010 and January 2011. We anticipate that CMS will continue to release regulations for decreases in fee schedule rates under the MPFS until the statutory formula is changed through enactment of new legislation. We do not know if Congress will continue to enact legislation to prevent the 2011 and future decreases under the statutory formula, but if Congress failed to act, there could be significant decreases to the MPFS.
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
Contractual adjustments are determined primarily from a report that extracts data directly from our billing system and automatically generates the contractual adjustments based on actual contractual rates with our payors in effect at the time the service is provided to the patient. Contractual adjustments are written-off against contractual fee rates with our payors in effect when the service was provided to the patient.

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

The following illustrates our payor mix based on percentage of total revenues for the three months ended September 30, 2010 and 2009:

	Three months ended
	September 30,
	2010	2009
Hospitals, physician groups and other healthcare providers (1)(2)	47%	51%
Managed care and insurance	36%	35%
Medicare / Medicaid	13%	11%
Other, including workers’ compensation and self-pay patients	4%	3%

(1)	We have one healthcare provider that accounted for approximately 6.0% of our total revenues during the three months ended September 30, 2010 and 2009. No other single hospital, physician group or other healthcare provider accounted for more than 5% of our total revenues.

(2)	These payors principally represent our contract services or wholesale operations.
The aging of our gross and net trade accounts receivables as of September 30, 2010 is as follows (amounts in thousands):

					120 days
	Current	30 days	60 days	90 days	and older	Total
	(unaudited)
Hospitals, physician groups and other healthcare providers	$7,697	$3,305	$1,320	$377	$524	$13,223
Managed care and insurance	15,828	7,161	2,351	1,063	2,190	28,593
Medicare/Medicaid	5,196	2,178	738	223	731	9,066
Other, including workers compensation	932	723	303	198	289	2,445
Other, including self paid patients	108	72	57	29	(51)	215

Trade accounts receivables	29,761	13,439	4,769	1,890	3,683	53,542

Less: Allowances for professional fees	(1,446)	(499)	(216)	(136)	(250)	(2,547)
Allowances for contractual adjustments	(13,805)	(6,996)	(2,131)	(41)	(138)	(23,111)
Allowances for doubtful accounts	(429)	(300)	(569)	(1,002)	(2,156)	(4,456)

Trade accounts receivables, net December 31, 2009	$14,081	$5,644	$1,853	$711	$1,139	$23,428

	60%	24%	8%	3%	5%	100%
Our days sales outstanding, for trade accounts receivables on a net basis was 46 days at September 30, 2010 as compared to 43 days at September 30, 2009. The increase in the days sales outstanding is primarily attributable to our acquisition of eight fixed-site centers discussed above. Because we had to convert the contracts under which our third party payors, including Medicare, reimburse us for billings related to these newly acquired centers, there is a waiting period of between 90 – 180 days before we begin to receive payments under these converted contracts. We expect our days sales outstanding to decrease once the waiting period has ended and these payments are brought up to date.
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

Results of Operations
The following table sets forth the results of operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
	2010	2009
	(unaudited)
REVENUES:
Contract services	$22,818	$25,024
Patient services	24,843	24,588
Other operations	607	529

Total revenues	48,268	50,141

COSTS OF OPERATIONS:
Costs of services	33,909	32,250
Provision for doubtful accounts	1,103	1,110
Equipment leases	2,861	2,561
Depreciation and amortization	6,658	9,471

Total costs of operations	44,531	45,392

CORPORATE OPERATING EXPENSES	(5,749)	(4,806)

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	654	612

INTEREST EXPENSE, net	(6,185)	(6,844)

LOSS ON SALES OF CENTERS	(241)	—

GAIN ON NONMONETARY EXCHANGE	8,717	—

Income (loss) before income taxes	933	(6,289)

PROVISION FOR INCOME TAXES	37	37

Net income (loss)	896	(6,326)

Less: net income attributable to noncontrolling interests	227	266

Net income (loss) attributable to InSight Health Services Holdings Corp.	$669	$(6,592)

The following table sets forth certain historical financial data expressed as a percentage of revenues for each of the periods indicated:

	Three Months Ended
	September 30,
	2010	2009
	(unaudited)
REVENUES:
Contract services	47.3%	49.9%
Patient services	51.5%	49.0%
Other operations	1.2%	1.1%

Total revenues	100.0%	100.0%

COSTS OF OPERATIONS:
Costs of services	70.3%	64.3%
Provision for doubtful accounts	2.3%	2.2%
Equipment leases	5.9%	5.1%
Depreciation and amortization	13.8%	18.9%

Total costs of operations	92.3%	90.5%

CORPORATE OPERATING EXPENSES	-11.9%	-9.6%

EQUITY IN EARNINGS OF UNCONSOLIDATED PARTNERSHIPS	1.4%	1.2%

INTEREST EXPENSE, net	-12.8%	-13.6%

LOSS ON SALES OF CENTERS	-0.5%	0.0%

GAIN ON NONMONETARY EXCHANGE	18.1%	0.0%

Income (loss) before income taxes	2.0%	-12.5%

PROVISION FOR INCOME TAXES	0.1%	0.1%

Net income (loss)	1.9%	-12.6%

Less: net income attributable to noncontrolling interests	0.5%	0.5%

Net income (loss) attributable to InSight Health Services Holdings Corp.	1.4%	-13.1%

The following table sets forth certain historical financial data by segment for the periods indicated (amounts in thousands except percentages):

	Three Months Ended
	September 30,
	2010	% of Revenue	2009	% of Revenue	Variance	Variance %
	(unaudited)
Revenues
Patient services (1)	$24,843	51.5%	$24,588	49.0%	$255	1.0%
Contract services (3)	22,818	47.3%	25,024	49.9%	(2,206)	-8.8%
Other operations	607	1.2%	529	1.1%	78	14.7%

Total	$48,268	100.0%	$50,141	100.0%	$(1,873)	-3.7%

Costs of Services
Patient services (2)	$20,448	42.4%	$18,557	37.0%	$1,891	10.2%
Contract services (4)	13,148	27.2%	13,561	27.0%	(413)	-3.0%
Other operations	313	0.6%	132	0.3%	181	137.1%

Total	$33,909	70.2%	$32,250	64.3%	$1,659	5.1%

(1)	Patient services revenues for the three months ended September 30, 2009 include $1.4 million related to patient services centers that were sold or closed in fiscal 2010 and 2011. Patient services revenues for the three months ended September 30, 2010 include $0.2 million related to centers that were sold or closed in fiscal year 2011. Patient services revenues for the three months ended September 30, 2010 include $3.5 million in revenues from acquired patient services centers that were not in operation for all of fiscal 2010.

(2)	Patient services cost of services for the three months ended September 30, 2009 include $1.4 million related to patient services centers that were sold or closed in fiscal 2010 and 2011. Patient services cost of services for the three months ended September 30, 2010 include $0.3 million related to patient services centers that were sold or closed in fiscal 2011. Patient services costs of services for the three months ended September 30, 2010 include $3.1 million in costs from acquired patient services centers were acquired in fiscal year 2010.

(3)	Contract services revenues for the three months ended September 30, 2009 include $1.1 million related to contract services centers that were sold or closed in fiscal 2010 and 2011. Contract services revenues for the three months ended September 30, 2010 include $0.4 million related to centers that were sold or closed in fiscal year 2011.

(4)	Contract services cost of services for the three months ended September 30, 2009 include $0.5 million related to contract services centers that were sold or closed in fiscal 2010 and 2011. Patient services cost of services for the three months ended September 30, 2009 include $0.2 million related to contract services centers that were sold or closed in fiscal 2011.

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
Three Months Ended September 30, 2010 and 2009
Revenues: Net of acquisitions and dispositions, revenues decreased $3.7 million or 7.7% to $44.0 million for the three months ended September 30, 2010, from $47.7 million for the three months ended September 30, 2009. This decrease was primarily due to lower existing contract services revenues ($1.6 million) and lower revenues from existing patient services centers ($2.1 million).
Our patient services revenues, net of acquisitions and dispositions, decreased $2.1 million or 9.2% to $21.1 million for the three months ended September 30, 2010, from $23.2 million for the three months ended September 30, 2009. This decrease was primarily a result of a decrease in scan volumes, which we attribute to various factors, including high unemployment rates and the impact of high deductible health plans. The decrease is also due to a decline in the percentage of scans related to more expensive procedures, coupled with reimbursement rate reductions from various payors.
Our contract services revenues, net of acquisitions and dispositions, decreased $1.6 million or 6.6% to $22.3 million for the three months ended September 30, 2010, from $23.9 million for the three months ended September 30, 2009. The decrease from our contract services operations is a result of a reduction in the number of active contracts, volumes and reductions in reimbursement from our contract services customers for all modalities. The reductions in reimbursement are primarily the result of competition from other contract services providers and fewer mobile units in service. Our aging mobile fleet also contributed to the decline in revenues as did the continued propensity for customers to take their business in-house.
We believe we may continue to experience declining revenues due to the negative trends discussed above, which may be intensified by the negative effects of the country’s economic condition, including higher unemployment, higher deductible plans, fewer individuals with healthcare insurance and reductions in third-party payor reimbursement.
Costs of services: As a percentage of revenues, costs of services increased 5.9% to 70.2% for the three months ended September 30, 2010 as compared to 64.3% for three months ended September 30, 2009. Cost of services, net of acquisitions and dispositions, decreased $0.2 million to $30.1 million for the three months ended September 30, 2010 from $30.3 million for the three months ended September 30, 2009. The decrease is attributable to a decrease in our existing contract services centers ($0.2) and a decrease in our existing patient services centers ($0.2 million), partially offset by an increase in our other segment cost of services ($0.2 million).
As a percentage of revenues, costs of services at our patient services centers increased 6.8% to 82.3% for the three months ended September 30, 2010 from 75.5% for the same period in the prior year. Net of acquisitions and dispositions, as a percentage of revenues, our cost of services increased 6.9% to 80.8% for the three months ended September 30, 2010 from 73.9% for the three months ended September 30, 2009, as a result of the decline in revenues, which was not offset by lower costs due to the fixed nature of our patient services cost of services. Total costs of services in our patient services segment increased $1.8 million to $20.4 million for the three months ended

September 30, 2010 from $18.6 million in September 30, 2009. Our acquisitions added $3.1 million of costs in our patient services segment from the three months ended September 30, 2009 to the same period in the current year, which was partially offset by dispositions ($1.1 million). The cost of services for our existing patient services centers was consistent between the periods.
As a percentage of revenues our cost of services in our contract services segment increased 3.4% to 57.6% for the three months ended September 30, 2010 from 54.2% for the same period in the prior year. The increase is attributable to our revenues decreasing at a higher rate than we are able to decrease our costs, due to the relative fixed nature of our costs of services. Costs of services in our contract services segment decreased $0.4 million to $13.1 million for the three months ended September 30, 2010 from $13.5 million for the three months ended September 30, 2009. The decrease was due partially to the disposition of contract services centers ($0.3 million).
Provision for doubtful accounts: The provision for doubtful accounts was $1.1 million for the three months ended September 30, 2010 and 2009. Net of acquisitions and dispositions, our provision for doubtful accounts decreased $0.1 million to $0.9 million for the three months ended September 30, 2010 as compared to $1.0 million for the three months ended September 30, 2010, related primarily to patient services operations.
Equipment leases: Equipment leases increased $0.3 million for the three months ended September 30, 2010 as compared to the same period in the prior year. Equipment leases, net of acquisitions and dispositions, increased $0.3 million, to $2.7 million from $2.4 million for the three months ended September 30, 2010 and 2009, respectively.
Depreciation and amortization: Depreciation and amortization expense decreased $2.8 million for the three months ended September 30, 2010 to $6.7 million from $9.5 million for the same period in the prior year. Net of acquisitions and dispositions, depreciation and amortization decreased $2.7 million to $6.5 million for the three months ended September 30, 2010 as compared to $9.2 million for the three months ended September 30, 2010. The decrease can be primarily attributed to the age of our equipment resulting in more fully depreciated equipment during the three months ended September 30, 2010 than the prior year period, partially offset by purchases of new property and equipment.
Corporate Operating Expenses: Corporate operating expenses increased $0.7 million, or 14.9%, to $5.5 million for the three months ended September 30, 2010 from $4.8 million for the three months ended September 30, 2009. The increase was primarily related to severance costs relating to center closures ($0.1 million), office related costs due in part to the integration costs of recent center acquisitions ($0.3 million) and marketing costs related to our new enterprise solutions product ($0.3 million). As a percentage of revenues our corporate operating expenses increased 1.9% from 11.4% for the three months ended September 30, 2010, from 9.6% for the three months ended September 30, 2009. This increase is due to the decline in revenues coupled with the increase in costs as discussed above.
Equity in Earnings of Unconsolidated Partnerships: Equity in earnings in our unconsolidated partnerships was consistent for the three months ended September 30, 2010 as compared to the same period in the prior year.

Interest Expense, Interest expense, net decreased $0.6 million to $6.2 million for the three months ended September 30, 2010, from $6.8 million for the three months ended September 30, 2009. The decrease was due primarily to lower interest rates ($0.7 million) on the floating rate notes, partially offset by increased amortization of the bond discount ($0.1 million).
Loss on Sales of Centers: During the first quarter of fiscal 2011, we reported a $0.2 million loss on sale of a fixed-site center in California.
Gain on Nonmonetary Exchange: In July, 2010 we acquired eight fixed-site imaging centers in the Phoenix, Arizona, El Paso, Texas, and Las Cruces, New Mexico areas for $8.5 million from subsidiaries of MedQuest, Inc. and Novant Health, Inc. In a separate transaction on September 30, 2010, we sold three mobile imaging assets in North Carolina for $9.2 million, of which $0.6 million was received in cash, to an affiliate of MedQuest, Inc. and Novant Health, Inc. Acquisition-related transaction costs were $0.2 million and expensed as incurred. Due to the proximity in time of the purchase and sale transaction, and that the two transactions were of similar value, the counterparties determined to settle only the net difference of $0.6 million in cash. In accordance with ASC 805, we accounted for the purchase and sale transactions as a nonmonetary exchange of businesses and recorded a gain on nonmonetary exchange of $8.7 million.
Income (loss) before Income Taxes: Income before income taxes increased to $0.9 million for the three months ended September 30, 2010, from a $6.3 million loss for the three months ended September 30, 2009. An analysis of the change in loss before income taxes is as follows (amounts in thousands) (unaudited):

Consolidated
Loss before income taxes -
Three Months ended September 30, 2009	$(6,289)
Decrease in existing centers revenues	(3,663)
Decrease in existing centers costs of services	199
Increase in existing centers equipment leases	(292)
Decrease in existing centers depreciation and amortization	2,694
Decrease in existing centers interest expense	651
Decrease in existing centers provision for doubtful accounts	127
Impact of centers sold, closed or acquired	8,648
Increase in corporate operating expenses	(943)
Decrease in equity in earnings of unconsolidated partnerships	42
Loss on sales of centers	(241)

Income before income taxes -
Three Months ended September 30, 2010	$933

Provision for Income Taxes: For the three months ended September 30, 2010 and 2009, we recorded a provision for income taxes of $0.1 million. The provision for income taxes is primarily related to state income taxes and interest expense related to the uncertain tax positions.
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
     We have a substantial amount of debt, which requires significant interest and principal payments. As of September 30, 2010, we had total indebtedness of $298.1 million in aggregate principal amount, including $293.5 million of floating rate notes which come due in November 2011. While we believe that future net cash provided by operating activities will be adequate to meet our operating cash and debt service requirements through December 1, 2010 we elected not to make the scheduled November 1, 2010 interest payment on our floating rate notes in order to preserve our cash position. As a result of our not paying the scheduled November 1, 2010 interest payment, there is currently a default under the indenture governing such notes. The 30-day grace period before such non-payment constitutes an event of default under the indenture will expire on December 1, 2010. The non-payment of the scheduled November 1, 2010 interest payment also constitutes an event of default under our revolving credit facility. Because we are in default of our revolving credit facility due to the non-payment of the interest and an impermissible qualification as discussed below, we may not be able to borrow on our credit facility after December 1, 2010. If our cash requirements continue to exceed the cash provided by our operating activities, then we would look to our cash balance, proceeds from asset sales and revolving credit facility to satisfy those needs. Furthermore, if we do not cure the interest non-payment default that currently exists under the indenture governing our floating rate notes on or prior to December 1, 2010, an event of default will arise under such indenture and the trustee or holders of at least 25% in principal amount of the then outstanding floating rate notes could declare the principal amount, and accrued and unpaid interest, on all outstanding floating rate notes immediately due and payable, consequently we have classified all of the debt related to our floating rate notes as current. In such an event, we would likely need to seek protection under chapter 11 of the Bankruptcy Code.
In addition, we have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. Additionally, the opinion of our independent registered public accounting firm for our fiscal year ended June 30, 2010 contained an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our revolving credit facility requires us to deliver audited financial statements without such an explanatory paragraph within 120 days following the end of our fiscal year. We were not able to deliver audited financial statements for our fiscal year end without such an explanatory paragraph, and as a result we are currently not in compliance with the revolving credit facility because of an impermissible qualification default.
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
Through certain of Insight’s wholly owned subsidiaries we have an asset-based revolving credit facility of up to $20 million, which matures in June 2011, with the lenders named therein and Bank of America, N.A. as collateral and administrative agent. This facility was recently amended as described below. The credit facility is scheduled to terminate in June 2011. As of September 30, 2010, we had approximately $13.5 million of availability under the credit facility, based on our borrowing base. At September 30, 2010, there were no outstanding borrowings under the credit facility; however, there were letters of credit of approximately $1.6 million outstanding under the credit facility. As a result of our current fixed charge coverage ratio, we would only be able to borrow up to $6.0 million of the $13.5 million of availability under the borrowing base due to a restriction in the future if our liquidity, as defined in the credit facility agreement, falls below $7.5 million.
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
Borrowings under the credit facility bear interest at a per annum rate equal to LIBOR plus 3.75%, or, at our option, the base rate (which is the Bank of America, N.A. prime rate +2.75%).In addition to paying interest on outstanding loans under the credit facility, we are required to pay a commitment fee to the lenders in respect to unutilized commitments thereunder at a rate equal to 0.75% per annum, subject to reduction based on a performance grid tied to our fixed charge coverage ratio, as well as customary letter-of-credit fees and fees of Bank of America, N.A. There are no financial covenants included in the credit facility, except a minimum fixed charge coverage ratio test which will be triggered if our liquidity, as defined in the credit facility, falls below $7.5 million.
The agreements governing our credit facility and floating rate notes contain restrictions on among other things, our ability to incur additional liens and indebtedness, engage in mergers, consolidations and asset sales, make dividend payments, prepay other indebtedness, make investments and engage in transactions with affiliates.
On September 20, 2010, we executed an amendment to our revolving credit agreement with our lender whereby the lender has agreed to forbear from enforcing the impermissible qualification default under the agreement, as well as the interest payment default that has since arisen, and allow us full access to the revolver until December 1, 2010. If we have not remedied both the impermissible qualification default and the interest payment default by December 1, 2010, our lenders could terminate their commitments under the revolver and could cause all amounts outstanding thereunder, if any, to become immediately due and payable. They have been recorded as current to reflect this possibility. We did not have any borrowings outstanding on the revolver as of September 30, 2010 and do not currently have any borrowings outstanding on the revolver. We currently have approximately $1.7 million outstanding in letters of credit that would need to be cash collateralized in the event our revolver is eliminated. The amendment reduces the total facility size from $30 million to $20 million and reduces the letter of credit limit from $15 million to $5 million, and also increases our interest rate on outstanding borrowings to Prime +2.75% or LIBOR +3.75%, at our discretion. The unused line fee is increased to 0.75%.
In any event, we will need to restructure or refinance all or a portion of our indebtedness on or before maturity of such indebtedness. In the event such steps are not successful in enabling us to meet our liquidity needs or to restructure or refinance our outstanding indebtedness when due, we may need to seek protection under chapter 11 of the Bankruptcy Code. We have engaged Jefferies & Company and are working closely with them to develop and finalize a restructuring plan to significantly reduce our outstanding debt and improve our cash and liquidity position. We are in discussions with holders of a significant amount of the principal amount outstanding of our floating rate notes regarding a possible restructuring of our floating rate notes as part of our previously announced plan to develop and finalize a restructuring plan to significantly reduce our outstanding debt and improve our cash and liquidity position. However we can give no assurances that we will be able to restructure the floating rate notes on commercially reasonable terms or on terms favorable to us, or at all. The floating rate notes mature in November 2011 and unless our financial performance significantly improves, we can give no assurance that we will be able cure the existing default under the indenture governing the floating rate notes, meet our interest payment obligations on the floating rate notes in the future, refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due, which could cause us to default on our indebtedness, and cause a material adverse effect on our liquidity and financial condition. Any such default would likely require us to seek protection under chapter 11 of the Bankruptcy Code. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations and have a material adverse effect on our results of operations.
We reported net income attributable to Holdings of approximately $0.7 million, and net loss attributable to Holdings of approximately $31.8 million, $19.8 million and $169.2 million for the three months ended September 30, 2010, years ended June 30, 2010 and 2009, and the eleven months ended June 30, 2008, respectively. We have implemented steps in response to these losses, including a core market strategy and various revenue cycle enhancement and cost reduction initiatives. We have focused on implementing, and will continue to develop and implement, various revenue enhancement, receivables and collections management and cost reduction initiatives:

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
While we have experienced some improvements through our receivables and collections management and notable improvements due to our cost reduction initiatives, benefits from our revenue enhancement initiatives have yet to materialize and our revenues continue to decline. Moreover, future revenue enhancement initiatives will face significant challenges because of the continued overcapacity in the diagnostic imaging industry, reimbursement reductions and the country’s economic condition, including higher unemployment. We can give no assurance that these steps will be adequate to improve our financial performance. Unless our financial performance significantly improves, we can give no assurance that we will be able cure the existing interest non-payment default under the indenture governing the floating rate notes, meet our interest payment obligations on the floating rate notes in the future, refinance or restructure the floating rate notes on commercially reasonable terms, or redeem or retire the floating rate notes when due in November 2011.
     Our short-term liquidity needs relate primarily to:
•	interest payments relating to the floating rate notes, including curing the current interest non-payment default under the indenture governing the floating rate notes;
•	capital projects;
•	working capital requirements; and
•	potential acquisitions.
Our long-term liquidity needs relate primarily to the maturity of the floating rate notes in November 2011.
In the past, we have from time to time purchased a portion of our outstanding floating rate notes. Any such purchases shall be in accordance with the terms of agreements governing our material indebtedness. During fiscal 2009, we purchased $21.5 million in principal amount of floating rate notes for approximately $8.4 million. We realized a gain of approximately $12.1 million, after the write-off of unamortized discount of approximately $1.0 million.
Cash, cash equivalents and restricted cash as of September 30, 2010 were $4.1 million (including $0.4 million that was subject to the lien for the benefit of the floating rate note holders, and may only be used for wholly owned capital projects or under certain circumstances the purchase of floating rate notes). Our primary source of liquidity is typically cash provided by operating activities. Our ability to generate cash flows from operating activities is based upon several factors including the following:
•	the procedure volume of patients at our patient services centers for our retail operations;
•	the reimbursement we receive for our services;
•	the demand for our wholesale operations, our ability to renew mobile contracts and/or efficiently utilize our mobile equipment in the contract services segment;
•	our ability to control expenses;

•	our ability to collect our trade accounts receivables from third-party payors, hospitals, physician groups, other healthcare providers and patients;
•	our ability to implement steps to improve our financial performance; and
•	our ability to continue to receive the same or similar payment terms for amounts owed to suppliers and vendors.
     A summary of cash flows is as follows (amounts in thousands) (unaudited):

	Three Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	$(3,336)	$1,466
Net cash used in investing activities	(1,621)	(1,205)
Net cash used in financing activities	(448)	(480)

Decrease in cash and cash equivalents	$(5,405)	$(219)

Net cash used in operating activities was $3.3 million for the three months ended September 30, 2010 and resulted primarily from our Adjusted EBITDA ($5.1 million) (see reconciliation below) less cash paid for interest and taxes ($4.3 million) and changes in certain assets and liabilities ($4.1 million). The changes in certain assets and liabilities primarily consist of a decrease in accounts payable and other accrued expenses of approximately $3.3 million. Of this $3.3 million, $1.5 million relates to a decrease in accrued salary and related costs due to the timing of our payroll periods, $0.4 million relates to timing of insurance premium costs, $1.1 million relates to short-term timing of payments for our contractual maintenance costs, with the remaining $0.3 million variance due to normal fluctuations in the timing of payments of short-term obligations. In addition to the decrease in accounts payable and accrued liabilities there was an increase in net accounts receivable of approximately $0.9 million, due principally to an increase in our revenue related to the acquisition of new centers, partially offset by a decrease in other assets of $0.1 million.

Net cash used in investing activities was $1.6 million for the three months ended September 30, 2010 and resulted primarily from the purchase or upgrade of diagnostic imaging equipment and construction projects at certain of our centers ($2.5 million), and an increase in restricted cash ($0.1 million), partially offset by proceeds from the sales of certain centers ($0.1 million) and equipment sales ($0.9 million).
Net cash used in financing activities was $0.4 million for the three months ended September, 2010 and resulted from principal payments on notes payable and capital lease obligations, offset partially by borrowings for debt obligations.
We define Adjusted EBITDA as our earnings before interest expense, income taxes, depreciation and amortization, excluding impairment of tangible and intangible assets, gain on sales of centers, and gain on purchase of notes payable. Adjusted EBITDA has been included because we believe that it is a useful tool for us and our investors to measure our ability to provide cash flows to meet debt service, capital projects and working capital requirements. Adjusted EBITDA should not be considered an alternative to, or more meaningful than, income from company operations or other traditional indicators of operating performance and cash flow from operating activities determined in accordance with GAAP. We present the discussion of Adjusted EBITDA because covenants in the agreements governing our material indebtedness contain ratios based on this measure. While Adjusted EBITDA is used as a measure of liquidity and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to differences in methods of calculation. Our reconciliation of net cash provided by (used in) operating activities to Adjusted EBITDA is as follows (amounts in thousands): (unaudited):

	Three Months Ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	$(3,336)	$1,466
Provision for income taxes	37	37
Interest expense, net	6,185	6,844
Amortization of bond discount	(1,570)	(1,412)
Share-based compensation	(18)	(18)
Equity in earnings of unconsolidated partnerships	654	612
Distributions from unconsolidated partnerships	(790)	(896)
Gain on sales of equipment	228	461
Net change in operating assets and liabilities	3,938	2,932
Effect of non-controlling interests	(227)	(266)
Net change in deferred income taxes	(28)	—

Adjusted EBITDA	$5,073	$9,760

Our reconciliation of income (loss) before income taxes to Adjusted EBITDA by segment for the three months ended September, 2010 and 2009 is as follows (amounts in thousands):

	Contract Services	Patient Services	Other Operations	Consolidated
Three months ended September 30, 2010

Income (loss) before income taxes	$12,625	$218	$(11,910)	$933
Interest expense, net	44	90	6,051	6,185
Depreciation and amortization	3,495	2,753	410	6,658
Effect of noncontrolling interests	—	(227)	—	(227)
Gain on nonmonetary exchange	(8,717)	—	—	(8,717)
Loss on sale of centers	—	241	—	241

Adjusted EBITDA	$7,447	$3,075	$(5,449)	$5,073

Three months ended September 30, 2009

Income (loss) before income taxes	$3,765	$1,496	$(11,550)	$(6,289)
Interest expense, net	193	167	6,484	6,844
Depreciation and amortization	5,618	3,188	665	9,471
Effect of noncontrolling interests	—	(266)	—	(266)

Adjusted EBITDA	$9,576	$4,585	$(4,401)	$9,760

Adjusted EBITDA decreased 48.0% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This decrease was due primarily to reductions in Adjusted EBITDA from our contract services ($2.1 million), patient services ($1.5 million) and an increase in the negative Adjusted EBITDA in our other operations ($1.0 million). The increase in the negative Adjusted EBITDA from our other operations is due primarily to a $0.7 million increase in corporate operating expenses, previously discussed.
Adjusted EBITDA from our patient services operations decreased 32.9% to $3.1 million for the three months ended September 30, 2010 from $4.6 million for three months ended September 30, 2009. This decrease was due primarily to decreased Adjusted EBITDA from our existing patient services centers ($1.8 million) due to a comparable revenue decline, as previously discussed, partially offset by our acquisitions ($0.2 million) and our dispositions ($0.1 million).
Adjusted EBITDA from our contract services operations decreased 22.2% to $7.4 million for the three months ended September 30, 2010 from $9.6 million for the three months ended September 30, 2009. This decrease was due to a comparable revenue decline, as previously discussed.
Capital Projects: As of September 30, 2010, we have committed to capital projects of approximately $0.6 million through October 2010. We expect to use either internally generated funds, operating leases, cash on hand, including restricted cash, and the proceeds from the sale of fixed-site centers to finance the acquisition of such equipment. We may purchase, lease or upgrade other diagnostic imaging systems as opportunities arise to place new equipment into service when new contract services agreements are signed, existing agreements are renewed, acquisitions are completed, or new fixed-site centers and mobile facilities are developed in accordance with our core market strategy. If we are unable to generate sufficient cash from our operations or obtain additional funds through bank financing, the issuance of equity or debt securities, or operating leases, we may be unable to maintain a competitive equipment base. As a result, we may not be able to maintain our competitive position in our core markets or expand our business.
NEW ACCOUNTING PRONOUNCEMENTS
FASB ASC Topic 810 “Amendments to FASB Interpretation No. 46(R)” formerly SFAS No. 167 (ASC 810) enhances the current guidance for companies with financial interest in a variable interest entity. This statement amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (a) the obligation to absorb losses of the entity or (b) the right to receive benefits from the entity. This statement requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement amends Interpretation 46(R) to require additional disclosures about an enterprise’s involvement in variable interest entities. ASC 810 is effective for fiscal years beginning after November 15, 2009, with early application prohibited. We adopted ASC 810 on July 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
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
In September 2009, the FASB issued ASU 2009-13, which eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. ASU 2009-13 provides a hierarchy for estimating the selling price for each of the deliverables. ASU 2009-13 eliminates the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We adopted this standard on July 1, 2010. The adoption of this standard did not have a material impact on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our significant accounting policies and estimates are described in Note 4 to the consolidated statements included in our 2010 Form 10-K. There were no new significant accounting policies and estimates in the first quarter of 2011, nor were there material changes to the critical accounting estimates discussed in our 2010 form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We provide our services in the United States and receive payment for our services exclusively in United States dollars. Accordingly, our business is unlikely to be affected by factors such as changes in foreign market conditions or foreign currency exchange rates.
Our market risk exposure relates primarily to interest rates relating to the floating rate notes and our credit facility. As a result, we will periodically use interest rate swaps, caps and collars to hedge variable interest rates on long-term debt. We believe there was not a material quantitative change in our market risk exposure during the quarter ended September 30, 2010, as compared to prior periods. At September 30, 2010, approximately 98.5% of our indebtedness was variable rate indebtedness; however, as a result of the interest rate cap contract discussed below our exposure on variable rate indebtedness was reduced by $190 million, to approximately 34.7% of our total indebtedness as of September 30, 2010. We do not engage in activities using complex or highly leveraged instruments.

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
In August 2009, we entered into an interest rate cap agreement with Bank of America, N.A. with a notional amount of $190 million and a three-month LIBOR cap of 3.0% effective between February 1, 2010 and January 31, 2011. The terms of the agreement call for us to pay a fee of approximately $0.5 million over the contract period. The contract exposes us to credit risk in the event that the counterparty to the contract does not or cannot meet its obligations; however, Bank of America, N.A. is a major financial institution and we expect that it will perform its obligations under the contract. We designated this contract as a highly effective cash flow hedge of the floating rate notes under ASC 815. However, due to the non-payment of the interest on the floating rate notes on November 1, 2010, this contract is no longer deemed a highly effective cash flow hedge of the floating rate notes. Accordingly, the value of the contract is marked-to-market quarterly, with effective changes in the intrinsic value of the contract included as a separate component of other comprehensive income (loss). The net effect of the hedge is to cap interest payments for $190 million of our debt at a rate of 8.25%, because our floating rate notes incur interest at three-month LIBOR plus 5.25%. As of September 30, 2010, the asset value and fair market value offset one another and the net value is zero.
Our future earnings and cash flows and some of our fair values relating to financial instruments are dependent upon prevailing market rates of interest, such as LIBOR. Based on interest rates and outstanding balances as of September 30, 2010, a 1.0% increase in interest rates on our $293.5 million of floating rate debt would affect annual future earnings and cash flows by approximately $1.0 million. Since the interest on our floating rates notes is based on LIBOR, and LIBOR was less than 1.0% as of September 30, 2010, if LIBOR were to drop to zero, our annual future earnings and cash flows would be affected by approximately $0.5 million. The interest rate on the floating debt as of September 30, 2010, including the effects of the interest rate hedging agreement was 5.72%.
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
ITEM 4T. CONTROLS AND PROCEDURES
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 15d-15 under the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
“Item 1A. Risk Factors” included in our most recent Annual Report on Form 10-K, are incorporated by reference into this Quarterly Report on Form 10-Q.
The following sets forth material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2010, which was filed with the SEC on September 24, 2010.
If we are unable to cure or otherwise obtain a waiver of the interest non-payment default currently existing under the indenture governing the floating rate notes and the related cross-default under our revolving credit agreement on or prior to December 1, 2010, such default will become an event of default and could result in the principal amount of the floating rate notes and any accrued and unpaid interest becoming immediately due and payable, any amounts outstanding under our revolving credit facility becoming immediately due and payable and require us to seek protection under Chapter 11 of the Bankruptcy Code.
          As a result of our not making the scheduled November 1, 2010 interest payment on our floating rate notes, there is currently a default under the indenture governing such notes. The 30-day grace period before such non-payment constitutes an event of default under the indenture will expire on December 1, 2010. Following December 1, 2010, the trustee or holders of at least 25% in principal amount of the then outstanding floating rate notes could declare the principal amount, and accrued and unpaid interest, on all outstanding floating rate notes to be immediately due and payable. The non-payment of the scheduled November 1, 2010 interest payment also constitutes an event of default under our revolving credit facility. Under a recent amendment to our revolving credit facility, the lender has agreed to forbear from exercising its remedies as a result of such non-payment of interest through December 1, 2010. While we are in discussions with holders of a significant amount of the principal amount outstanding of our floating rate notes regarding a possible restructuring as part of our previously announced plan to develop and finalize a restructuring plan to significantly reduce our outstanding debt and improve our cash and liquidity position, we can give no assurances that we will be able to restructure the floating rate notes on commercially reasonable terms or on terms favorable to us, or at all. In the event we are unable to cure or otherwise obtain a waiver of the non-payment default under the indenture governing the floating rate notes on or prior to December 1, 2010, such default will become an event of default and could result in the principal amount of the floating rate notes and any accrued and unpaid interest becoming immediately due and payable. In the event we are unable to cure or otherwise obtain a waiver from our lender under our revolving credit facility of the cross-default on or prior to December 1, 2010, any amounts under such facility will also become immediately due and payable and, furthermore, we would no longer have access to the revolving credit facility. Either of these events would likely require us to seek protection under chapter 11 of the Bankruptcy Code.

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
Date: November 15, 2010

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